Form 10-K
period 1997-12-31
WEBSTER PREFERRED CAPITAL CORP
filed 1998-03-31
CIK 1047865

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

     [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 1997 OR

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ___ to __________

          Commission File Number: 0-23513

                      WEBSTER PREFERRED CAPITAL CORPORATION
                      -------------------------------------
             (Exact name of registrant as specified in its charter)

         CONNECTICUT                                       06-1478208
         -----------                                       ----------
  (State or other jurisdiction of                       (I.R.S. Employer
  incorporation or organization)                      Identification No.)

 145 BANK STREET, WATERBURY, CONNECTICUT                      06702
 ---------------------------------------                      -----
(Address of principal executive offices)                   (Zip Code)

       Registrant's telephone number, including area code: (203) 578-2286

           Securities registered pursuant to Section 12(b) of the Act:
                                 Not Applicable

           Securities registered pursuant to Section 12(g) of the Act:
                          Preferred Stock, $1 par value
                          -----------------------------
                                (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              -
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
           -
         The aggregate market value of the voting stock held by non-affiliates of the registrant is not applicable.

     The number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date is: 100 shares

                      WEBSTER PREFERRED CAPITAL CORPORATION
                          1997 FORM 10-K ANNUAL REPORT
                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

                                     PART I

ITEM  1.     Business.......................................................  3

                  General...................................................  3
                  Asset Quality ............................................  3
                  Nonaccrual Assets.........................................  4
                  Residential Mortgage Loans................................  4
                  Allowance for Loan Losses.................................  5
                  Investment Activities.....................................  5
                  Liquidity and Capital Resources...........................  6
                  Regulation................................................  6
                  Taxation..................................................  7

ITEM  2.     Properties.....................................................  8
ITEM  3.     Legal Proceedings..............................................  8
ITEM  4.     Submission of Matters to a Vote of Security Holders............  8

                                     PART II

ITEM  5.     Market for the Registrant's Common Equity and
               Related Stockholder Matters..................................  9
ITEM  6.     Selected Financial Data........................................ 10
ITEM  7.     Management's Discussion and Analysis
               of Financial Condition and Results of Operations ............ 11
ITEM  7A.    Quantitative and Qualitative Disclosures
               About Market Risk ..........................................  14
ITEM  8.     Financial Statements and Supplementary Data.................... 15
ITEM  9.     Changes in and Disagreements with Accountants
               on Accounting and Financial Disclosure....................... 26

                                    PART III

ITEM 10.     Directors and Executive Officers of the Registrant............. 27
ITEM 11.     Executive Compensation......................................... 28
ITEM 12.     Security Ownership of Certain Beneficial Owners
               and Management............................................... 29
ITEM 13.     Certain Relationships and Related Transactions................. 29

                                     PART IV

ITEM 14.     Exhibits, Financial Statement Schedules, and
             Reports on Form 8-K ........................................... 30

                                     PART I

ITEM 1.  BUSINESS

GENERAL

             Webster Preferred Capital Corporation (the "Company") is a Connecticut corporation incorporated in March 1997. The Company was formed by Webster Bank to provide a cost-effective means of raising funds, including capital, on a consolidated basis for Webster Bank. The Company's strategy is to acquire, hold and manage real estate mortgage assets ("Mortgage Assets"), including but not limited to residential mortgage loans, mortgage-backed securities and commercial mortgage loans. In March 1997, Webster Bank contributed $617.0 million, net, of Mortgage Assets, as part of the formation of the Company. In November 1997, Webster Bank contributed approximately $120.4 million in cash to the Company, which was used to purchase mortgage-backed securities. As of December 31, 1997, the Mortgage Assets owned by the Company were comprised of residential mortgage loans and mortgage-backed securities. Although the Company may acquire and hold a variety of Mortgage Assets, its present intention is to acquire only residential mortgage loans and mortgage-backed securities. The Company intends to hold such assets primarily for income, thereby seeking to generate net income for distribution to its stockholders based on the spread between the interest income on the Mortgage Assets and the cost of its capital and operations. The Company may invest up to 5% of the total value of its portfolio in assets other than residential mortgage loans and mortgage-backed securities eligible to be held by real estate investment trusts ("REITs"). As of December 31, 1997, approximately 35.3% of the Company's residential mortgage loans are fixed rate loans and 64.7% are adjustable rate loans.

     All of the Company's common stock is owned by Webster Bank. Webster Bank has indicated to the Company that, for as long as any of the Company's preferred shares are outstanding, Webster Bank intends to maintain direct ownership of 100% of the outstanding common stock of the Company. Pursuant to the Company's Certificate of Incorporation, the Company cannot redeem, or make any other payments or distributions in respect of, shares of its common stock to the extent such redemptions, payments or distributions would cause the Company's total stockholders' equity (as determined in accordance with generally accepted accounting principles) to be less than 250% of the aggregate liquidation value of the issued and outstanding preferred shares. The preferred shares are not exchangeable into capital stock or other securities of Webster Bank or Webster Financial Corporation ("Webster"), the parent company of Webster Bank, and will not constitute regulatory capital of either Webster Bank or Webster.

     The Company elected to be treated as a REIT under the Internal Revenue Code (the "Code"). The Company will generally not be subject to federal and Connecticut state income tax to the extent that it distributes its earnings to its stockholders and maintains its qualification as a REIT. Furthermore, the Company and Webster Bank will benefit significantly from federal and state tax treatment of dividends paid by the Company as a result of its qualification as a REIT. The dividends payable on the preferred shares will be deductible for federal income tax purposes as a result of the Company's qualification as a REIT.

ASSET QUALITY

     The Company maintains asset quality by acquiring residential real estate loans that have been conservatively underwritten, aggressively managing nonaccrual assets and maintaining adequate reserve coverage. At December 31, 1997, residential real estate loans comprised 100% of the total loan portfolio.

NONACCRUAL ASSETS

The aggregate amount of nonaccrual assets was $1.3 million at December 31, 1997. The following table details the Company's nonaccrual assets at December 31, 1997:

(In Thousands)                                              At December 31, 1997
--------------------------------------------------------------------------------
Nonaccrual Assets:
      Residential Fixed Rate Loans                                        $  158
      Residential Variable Rate Loans                                      1,145
--------------------------------------------------------------------------------
           Total                                                          $1,303
--------------------------------------------------------------------------------

At December 31, 1997 the allowance for loan losses was $1.5 million, or 118% of nonaccrual assets and .24% of total mortgage loans, net. Management believes that the allowance for loan losses is adequate to cover expected losses in the portfolio.

RESIDENTIAL MORTGAGE LOANS

A summary of the Company's carrying amount and fair market value of residential mortgage loans at December 31, 1997 follows:

                                                                        Carrying
(In Thousands)                                                           Amount
--------------------------------------------------------------------------------

Fixed-Rate Loans:
         Fixed-Rate 15 yr Loans                                         $59,631
         Fixed-Rate 20 yr Loans                                           1,636
         Fixed-Rate 25 yr Loans                                             813
         Fixed-Rate 30 yr Loans                                         161,884
-------------------------------------------------------------------------------

              Total Fixed-Rate Loans                                    223,964
-------------------------------------------------------------------------------
Variable-Rate Loans:
         Variable-Rate 15 yr Loans                                        4,896
         Variable-Rate 20 yr Loans                                        4,004
         Variable-Rate 25 yr Loans                                        8,553
         Variable-Rate 30 yr Loans                                      393,924
-------------------------------------------------------------------------------

              Total Variable-Rate Loans                                 411,377
-------------------------------------------------------------------------------
        Total Residential Mortgage Loans                               $635,341
        Premiums and Deferred Fees on Loans, Net                          1,831
        Less Allowance for Loan Losses                                   (1,538)
-------------------------------------------------------------------------------

               Residential Mortgage Loans, Net                         $635,634
-------------------------------------------------------------------------------

In March 1997, Webster Bank contributed approximately $617.0 million of Mortgage Assets, net as part of the formation of the Company. The $617.0 million consisted of $215.8 million of fixed rate loans, $401.3 million of variable rate loans, net of premiums, deferred fees on loans and an allowance for loan losses.

ALLOWANCE FOR LOAN LOSSES

     An allowance for loan losses is established based upon a review of the loan portfolio, loss experience, specific problem loans, current and anticipated economic conditions and other pertinent factors which, in management's judgment, deserve current recognition in estimating loan losses.

     Management believes that the allowance for loan losses is adequate. While management believes it uses the best available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process of Webster Bank, periodically may review the Company's allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance for loan losses based on judgments different from those of management.

     A detail of the change in the allowance for loan losses for the period ending December 31, 1997 follows:

                                                          For the Period from
                                                            March 17, 1997
                                                          (Date of Inception)
(In Thousands)                                           to December 31, 1997
--------------------------------------------------------------------------------
Balance at Beginning of Period                              $        -
Allowance for Loan Losses on Acquired Loans                      1,544
Provisions Charged to Operations                                     -
Charge-offs                                                        (6)
Recoveries                                                           -
--------------------------------------------------------------------------------
           Balance at End of Period                             $1,538

--------------------------------------------------------------------------------

INVESTMENT ACTIVITIES

     RESIDENTIAL MORTGAGE LOANS. The Company may from time to time acquire both conforming and nonconforming residential mortgage loans. Conventional conforming residential mortgage loans comply with the requirements for inclusion in a loan guarantee program sponsored by either the Federal Home Loan Mortgage Corporation ("FHLMC") or Fannie Mae. Under current guidelines, effective January 1, 1998, the maximum principal balance allowed on conforming residential mortgage loans ranges from $227,150 ($340,725 for residential mortgage loans secured by mortgaged properties located in either Alaska or Hawaii) for one-unit residential loans to $436,600 ($654,900 for residential mortgage loans secured by mortgaged properties located in either Alaska or Hawaii) for four- unit residential loans. Nonconforming residential mortgage loans do not qualify in one or more respects for purchase by Fannie Mae or FHLMC under their standard programs. The nonconforming residential mortgage loans that the Company purchases generally have original principal balances which exceed the limits for FHLMC or Fannie Mae programs. The Company's nonconforming residential mortgage loans are expected to meet the requirements for sale to national private mortgage conduit programs or other investors in the secondary mortgage market. At December 31, 1997, less than 1% of the Company's residential mortgage loans were nonconforming.

     Each residential mortgage loan will be evidenced by a promissory note secured by a mortgage or deed of trust or other similar security instrument creating a first lien on a single family (one to four unit) residential property, including stock allocated to a dwelling unit in a residential cooperative housing corporation. Residential real estate properties underlying residential mortgage loans consist of individual dwelling units, individual cooperative apartment units, individual condominium units, two- to four-family dwelling units, planned unit developments and townhouses.

     MORTGAGE-BACKED SECURITIES. The Company may from time to time acquire fixed-rate or adjustable-rate mortgage-backed securities representing interests in pools of residential mortgage loans. A portion of any of the mortgage-backed securities that the Company purchases may have been originated by Webster Bank by exchanging pools of mortgage loans for the mortgage-backed securities. The mortgage loans underlying the mortgage-backed securities are secured by single family residential properties located throughout the United States.

     The Company intends to acquire only investment-grade mortgage-backed securities issued or guaranteed by Fannie Mae, FHLMC and Government National Mortgage Association ("GNMA"). The Company does not intend to acquire any interest-only, principal-only or high-risk mortgage-backed securities. Further, the Company does not intend to acquire any residual interests in real estate mortgage conduits or any interests, other than as a creditor, in any taxable mortgage pools.

     OTHER REAL ESTATE ASSETS. Although the Company presently intends to invest only in residential mortgage loans and mortgage-backed securities, the Company may invest up to 5% of the total value of its portfolio in assets other than residential mortgage loans and mortgage-backed securities eligible to be held by REITs. In addition to commercial mortgage loans, such assets could include cash and cash equivalents. The Company does not intend to invest in securities or interests of persons primarily engaged in real estate activities. At December 31, 1997 the Company did not hold any commercial mortgage loans.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal liquidity need will be to fund the acquisition of additional Mortgage Assets to replace such assets that are repaid and to fund dividends on outstanding capital stock. The acquisition of additional Mortgage Assets will be funded with the proceeds of interest and principal repayments on the Company's portfolio of Mortgage Assets. The Company does not anticipate that it will have any other material capital expenditures. The Company believes that cash generated from the payment of interest and principal on its Mortgage Assets will provide sufficient funds to meet its operating requirements and to pay dividends in accordance with the requirements to be taxed as a REIT for the foreseeable future. To the extent that the Company accumulates cash in order to meet its dividend requirements, it may invest such cash in short-term securities or money market instruments.

REGULATION

     Webster Bank, which owns 100% of the Company's common stock, is subject to supervision and regulation by, among others, the Office of Thrift Supervision (the "OTS") and the FDIC. Because the Company is a subsidiary of Webster Bank, such federal banking regulatory authorities will have the right to examine the Company and its activities. If Webster Bank becomes "undercapitalized" under "prompt corrective action" initiatives of the federal bank regulators, such regulatory authorities have the authority to require, among other things, Webster Bank or the Company to alter, reduce or terminate any activity that the regulator determines poses an excessive risk to Webster Bank. The Company does not believe that its activities presently do, or in the future will, pose a risk to Webster Bank; however there can be no assurance in that regard. The regulators also could restrict transactions between Webster Bank and the Company including the transfer of assets; require Webster Bank to divest or liquidate the Company; or require that Webster Bank be sold. Webster Bank could further be directed to take any other action that the regulatory agency determines will better carry out the purpose of prompt corrective action. Webster Bank could be subject to these prompt corrective action restrictions if federal regulators determined that Webster Bank was in an unsafe or unsound condition or engaging in an unsafe or unsound practice. In light of Webster Bank's control of the Company, as well as the Company's dependence and reliance upon the skill and diligence of Webster Bank officers and employees, some or all of the foregoing actions and restrictions could have an adverse effect on the operations of the Company, including causing the Company's failure to qualify as a REIT.

     Pursuant to OTS regulations and the Company's Certificate of Incorporation, the Company is required to maintain a separate corporate existence from Webster Bank, notwithstanding that Webster Bank owns all of the common stock and all of the directors and officers of the Company are Webster Bank employees. In the event Webster Bank should be placed into receivership by federal bank regulators, such federal bank regulators would be in control of Webster Bank. There can be no assurance that they would not cause Webster Bank, as sole holder of the common stock, to take action adverse to holders of preferred shares.

TAXATION

     The Company elected to be treated as a REIT under Sections 856 through 860 of the Code, commencing with its taxable year ended December 31, 1997. As a REIT, the Company generally will not be subject to federal and Connecticut state income tax on net income and capital gains that it distributes to the holders of its common stock and preferred stock.

     To maintain REIT status, an entity must meet a number of organizational and operational requirements, including a requirement that it currently distribute to stockholders at least 95% of its "REIT taxable income" (not including capital gains and certain items of non-cash income). If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal and Connecticut state income tax at regular corporate rates. Notwithstanding qualification for taxation as a REIT, the Company may be subject to federal, state and/or local tax, on undistributed REIT taxable income and net income from prohibited transactions.

     ADVERSE CONSEQUENCES OF FAILURE TO QUALIFY AS A REIT. The Company intends to operate so as to qualify as a REIT under the Code, commencing with its taxable year ended December 31, 1997. Although the Company believes that it will be owned, organized and will operate in such a manner as to qualify as a REIT, no assurance can be given as to the Company's ability to qualify as a REIT or remain so qualified. Qualification as a REIT involves the application of highly technical and complex Code provisions for which there are only limited judicial or administrative interpretations. The determination of various factual matters and circumstances, not entirely within the Company's control may affect the Company's ability to qualify as a REIT. Although the Company is not aware of any proposal in Congress to amend the tax laws in a manner that would materially and adversely affect the Company's ability to operate as a REIT, no assurance can be given that new legislation or new regulations, administrative interpretations or court decisions will not significantly change the tax laws in the future with respect to qualification as a REIT or the federal income tax consequences of such qualification.

     If in any taxable year the Company fails to qualify as a REIT, the Company would not be allowed a deduction for distributions to stockholders in computing its federal taxable income and would be subject to federal and Connecticut state income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate rates. As a result, the amount available for distribution to the Company's stockholders would be reduced for the year or years involved. In addition, unless entitled to relief under certain statutory provisions, the Company would also be disqualified from treatment as a REIT for the four taxable years following the year during which qualification was lost. A failure of the Company to qualify as a REIT would not by itself give the Company the right to redeem the preferred shares, nor would it give the holders of the preferred shares the right to have their shares redeemed.

     Notwithstanding that the Company currently intends to operate in a manner designed to qualify as a REIT, future economic, market, legal, tax or other considerations may cause the Company to determine that it is in the best interest of the Company and the holders of its common stock and preferred stock to revoke the REIT election. The tax law prohibits the Company from electing treatment as a REIT for the four taxable years following the year of such revocation.

     In the event that the Company has insufficient available cash on hand or is otherwise precluded from making dividend distributions in amounts sufficient to maintain its status as a REIT or to avoid imposition of an excise tax, the Company may avail itself of consent dividend procedures. A consent dividend is a hypothetical dividend, as opposed to an actual dividend, declared by the Company and treated for U.S. federal tax purposes as though it had actually been paid to stockholders who were the owners of shares on the last day of the year and who executed the required consent form, and then recontributed by those stockholders to the Company. The Company would use the consent dividend procedures only with respect to its common stock.

ITEM 2.  PROPERTIES

         Not Applicable.

ITEM 3.  LEGAL PROCEEDINGS

         At December 31, 1997, there were no legal proceedings to which the Company was a party or to which any of its property was the subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         In December 1997, the sole common shareholder of the Company, acting by written consent dated December 17, 1997, approved the amended and restated certificate of incorporation of the Company.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         All of the Company's common stock is owned by Webster Bank, and consequently there is no market for such securities. The 2000 shares of preferred stock issued to Webster Bank, as part of the Company's formation were redeemed on December 22, 1997. The Company's Series A 7.375% Cumulative Redeemable Preferred Stock ("Series A Preferred Stock") is not listed on any exchange or approved for quotation on the Nasdaq Stock Market. The Company's Series B 8.625% Cumulative Redeemable Preferred Stock ("Series B Preferred Stock") is traded over-the-counter and quoted on the Nasdaq Stock Market's National Market Tier under the symbol "WBSTP."

          Dividends declared and paid on the common stock for the year ended 1997 in December 1997 totaled $38,047,000.00. Dividends declared and paid on the 2,000 preferred shares held by Webster Bank totaled $149,192.00 for the period March 17, 1997 through December 22, 1997. Dividends declared on the Series A Preferred Stock for the fourth quarter of 1997 totaled $65,555.55 Dividends declared on Series B Preferred Stock for the fourth quarter of 1997 totaled $19,166.67. The dividend calculation for the fourth quarter for the Series A Preferred Stock and the Series B Preferred Stock was based on eight days, December 24, 1997 (date of delivery of preferred shares) through December 31, 1997.

         The market price for the Series A Preferred Shares and Series B Preferred Shares remained unchanged at $999.35 and $10, respectively, from December 24, 1997 to December 31, 1997, the eight days of the fourth quarter for which the stocks were outstanding.

         Dividends will be declared at the discretion of the Board of Directors after considering the Company's distributable funds, financial requirements, tax considerations and other factors. The Company's distributable funds will consist primarily of interest and principal payments on the Mortgage Assets held by it, and the Company anticipates that a significant portion of such assets will bear interest at adjustable rates. Accordingly, if there is a decline in interest rates, the Company may experience a decrease in income available to be distributed to its stockholders. However, the Company currently expects that both its cash available for distribution and its "REIT taxable income" will exceed the amount needed to pay dividends on the Preferred Shares, even in the event of a significant decline in interest-rate levels, because (i) the Company's Mortgage Assets are interest-bearing, (ii) the Preferred Shares are not expected to exceed 15% of the Company's capitalization, and (iii) the Company does not anticipate incurring any indebtedness.

     The Company's Registration Statement on Form S-11, as amended (File No. 333-38685) was declared effective by the Securities and Exchange Commission (the "SEC") on December 18, 1997, and Post-Effective Amendment No. 1 thereto was delcared effective on December 19, 1997. The date of the Company's initial public offering of Series A Preferred Shares and Series B Preferred Shares was December 24, 1997. The Company registered 40,000 shares of Series A Preferred Stock and 1,000,000 shares of Series B Preferred Stock. The offering terminated after all such shares were sold. The managing underwriter was Merrill Lynch & Co. The aggregate price to the public of the Series A and Series B Preferred Shares offered was $49,974,000.

     From December 19, 1997 to December 31, 1997, the amount of expenses incurred for the Company's account in connection with the issuance and distribution of the Series A and Series B Preferred Shares registered for underwriting discounts was $865,000, other expenses (including legal, accounting, printing, registration, and miscellaneous) were $600,000 and total expenses were $1,465,000. No such payments were direct or indirect payments to directors, officers, general partners of the Company or their associates, persons owning 10% or more of any of the Company's classes of equity securities or to affiliates of the Company. The net offering proceeds to the Company after deducting the total expenses described above were $48.5 million. Approximately $38.4 million of net proceeds of its initial public offering were used to fund payments to Webster bank of cash dividends of the Company's 1997 net income and the remaining net proceeds were used to fund operations and to purchase additional Mortgage Assets.

ITEM 6.  SELECTED FINANCIAL DATA

         The selected financial data set forth below is based upon and should be read in conjunction with the Company's financial statements and notes thereto appearing elsewhere herein. The Company's financial statements for the year ended December 31, 1997 have been audited by the Company's independent accountants.

 FINANCIAL CONDITION DATA:

BALANCE SHEET DATA
 (In Thousands)                                            At December 31, 1997
--------------------------------------------------------------------------------
Available for Sale Securities                                            120,090

Total Mortgage Loans, Net                                                635,634

Total Assets                                                             787,561

Total Liabilities                                                            909

Mandatorily Redeemable Preferred Stock                                    40,000

Total Shareholders' Equity                                               746,652
--------------------------------------------------------------------------------


INCOME STATEMENT DATA:                                       For the Period from
                                                                 March 17, 1997
                                                             (Date of Inception)
(In Thousands)                                              to December 31, 1997
--------------------------------------------------------------------------------


Net Interest Income                                              $        38,065

Provision for Loan Losses                                                      -
                                                                 ---------------
Net Interest Income After
 Provision for Loan Losses                                                38,065

Noninterest Expenses                                                         220
                                                                 ---------------
Income Before Taxes                                                       37,845

Income Taxes                                                                   -
                                                                 ---------------
Net Income                                                                37,845

Preferred Stock Dividends                                                    168
                                                                 ---------------
Net Income Available to Common Shareholder                       $        37,677
                                                                 ===============

--------------------------------------------------------------------------------

SIGNIFICANT STATISTICAL DATA*

--------------------------------------------------------------------------------
Net Income per Common Share:

     Basic                                             $         376,770.00

     Diluted                                           $         376,770.00

Dividends Declared per Common Share                    $         380,470.00
--------------------------------------------------------------------------------


* No ratio of earnings to fixed charges is presented because the Company has no fixed charges.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The Company is a subsidiary of Webster Bank and was incorporated in March 1997 to provide a cost-effective means of raising funds, including capital, on a consolidated basis for Webster Bank. In March 1997, Webster Bank contributed approximately $617.0 million of mortgage assets, net as part of the formation of the Company. In November 1997, Webster contributed approximately $120.4 million in cash which the Company used to purchase mortgage-backed securities. Total assets at December 31, 1997 were $787.6 million, consisting primarily of residential mortgage loans and mortgage-backed securities.

         The Company has elected to be treated as a REIT under the Code and generally is not subject to federal income tax to the extent that it distributes its earnings to its stockholders and maintains its qualification as a REIT. The Company and Webster Bank will also benefit significantly from federal and state tax treatment of dividends paid by the Company as a result of its qualification as a REIT. The following discussion of the Company's financial condition and results of operations should be read in conjunction with the Company's financial statements and other financial data included elsewhere herein.

PUBLIC OFFERING

         On December 24, 1997, the Company completed an offering of 40,000 shares of Series A Preferred Stock, liquidation preference $1,000 per share, and 1,000,000 shares of Series B Preferred Stock, liquidation preference $10 per share. The total net proceeds from the offering amounted to $48.5 million.

ASSET QUALITY

         The Company maintains asset quality by acquiring residential real estate loans that have been conservatively underwritten, aggressively managing nonaccrual assets and maintaining adequate reserve coverage. At December 31, 1997, residential real estate loans comprised the entire loan portfolio. The Company also invests in highly rated mortgage-backed securities.

NONACCRUAL ASSETS

         The aggregate amount of nonaccrual assets was $1.3 million at December 31, 1997. The following table details the Company's nonaccural assets at December 31, 1997:

NONACCRUAL ASSETS:
--------------------------------------------------------------------------------
(In Thousands)                                            At December 31, 1997
--------------------------------------------------------------------------------
Loans Accounted for on a Nonaccrual Basis:

      Residential Fixed-Rate Loans                                      $  158

      Residential Variable-Rate Loans                                    1,145
--------------------------------------------------------------------------------
           Total                                                        $1,303
--------------------------------------------------------------------------------

         At December 31, 1997 the allowance for loan losses was $1.5 million, or 118% of nonaccrual assets. Management believes that the allowance for loan losses is adequate to cover expected losses in the portfolio.

LIQUIDITY AND CAPITAL RESOURCES

         The primary sources of liquidity for the Company are net cash flows from operating activities, investing activities and financing activities. Net cash flows from operating activities primarily include net income, net changes in prepaid expenses and other assets, accrued interest receivable and adjustments for noncash items such as amortization on deferred fees and premiums, and mortgage-backed securities net amortization and accretion. Net cash flows from investing activities primarily include the purchase and repayments of residential real estate loans and mortgage backed securities that are classified as available for sale. Net cash flows from financing activities primarily include net changes in capital generally related to stock issuances and dividend payments.

         While scheduled loan amortization, maturing securities, short-term investments and securities repayments are predictable sources of funds, loan and mortgage-backed security prepayments are greatly influenced by general interest rates, economic conditions and competition. One of the inherent risks of investing in loans and mortgage-backed securities is the ability of such instruments to incur prepayments of principal prior to maturity at prepayment rates different than those estimated at the time of purchase. This generally occurs because of changes in market interest rates. The market values of fixed-rate loans and mortgage-backed securities are sensitive to fluctuations in market interest rates, declining in value as interest rates rise. If interest rates decrease, the market value of loans generally will tend to increase with the level of prepayments also normally increasing.

         Dividends on the Series A Preferred Stock are payable at the rate of 7.375% per annum (an amount equal to $73.75 per annum per share), and the dividends on the Series B Preferred Stock are payable at the rate of 8.625% per annum (an amount equal to $.8625 per annum per share), in all cases if, when and as declared by the Board of Directors of the Company. Dividends on the preferred shares are cumulative and, if declared, payable on January 15, April 15, July 15 and October 15 in each year, commencing January 15, 1998.

ASSET/LIABILITY MANAGEMENT

         The goal of the Company's asset/liability management policy is to manage interest-rate risk so as to maximize net interest income over time in changing interest-rate environments while maintaining acceptable levels of risk. The Company must provide for sufficient liquidity for daily operations. The Company prepares estimates of the level of prepayments and the effect of such prepayments on the level of future earnings due to reinvestment of funds at rates different than those that currently exist. The Company is unable to predict future fluctuations in interest rates and as such the market values of certain of the Company's financial assets are sensitive to fluctuations in market interest rates. Changes in interest rates can affect the value of its loans and other interest-earning assets. At December 31, 1997, 64.7% of the Company's residential mortgage loans were variable-rate loans. The Company's management believes these residential mortgage loans are less likely to incur prepayments of principal.

         The following table summarizes the estimated market value of the Company's interest- sensitive assets and interest-sensitive liabilities at December 31, 1997, and the projected change to market values if interest rates instantaneously increase or decrease by 100 basis points.

                                                                                       Estimated Market Value
                                                                                               Impact
                                                                                   -----------------------------
(In Thousands)                                    Book Value      Market Value        -100 BP          +100 BP
----------------------------------------------------------------------------------------------------------------
Interest Sensitive Assets:

      Mortgage-Backed Securities            $     120,026     $     120,090     $      1,478         $(2,765)

      Variable Rate Residential Loans             411,377           423,140            3,776          (5,932)

      Fixed Rate Residential Loans                223,964           229,150            4,421          (8,152)

Interest Sensitive Liabilities:

      Series A Preferred Stock                     40,000            40,000            1,179          (2,534)
----- ----------------------------------------------------------------------------------------------------------


RESULTS OF OPERATIONS

         From March 17, 1997 (date of inception) to December 31, 1997, the Company reported net income of $37.9 million, or $376,770 per common share on a diluted basis. Because the Company was formed in March 1997, there are no comparable results from previous periods. Total interest income for the period amounted to $38.1 million, net of servicing fees. The average balance of total mortgage loans, net for the period was $624.5 million, and the average yield was 7.52%. There were no provisions for loan losses for the period. Noninterest expenses amounted to $220,000 and included advisory fees, dividends on Series A Stock and amortization of start-up costs. No income tax expense was recorded for the period.

IMPACT OF INFLATION AND CHANGING PRICES

         The financial statements and related data presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation.

         Unlike most industrial companies, virtually all of the assets and liabilities of a real estate investment trust are monetary in nature. As a result, interest rates have a more significant impact on a real estate corporation's performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the price of goods and services. In the current interest-rate environment, the maturity structure of the Company's assets are critical to the maintenance of acceptable performance levels.

RECENT FINANCIAL ACCOUNTING STANDARDS

         In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for the method in which public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim reports issued to shareholders. This statement requires that public business enterprises report quantitative and qualitative information about its reportable segments, including profit or loss, certain specific revenue and expense items and segment assets. This SFAS does not apply to the Company since the Company has only one reportable operating segment.

         In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The objective of this statement is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners. Comprehensive income is the total of net income and all other non-owner changes in equity. This statement is effective for fiscal years beginning after December 15, 1997 and reclassification of financial statements of earlier periods for comparative purposes is required.

         In February 1997, the FASB issued SFAS No. 129, "Disclosure of Information about Capital Structure." This statement establishes standards for disclosing information about an entity's capital structure. This statement is effective for financial statements issued for periods ending after December 15, 1997.

         In February 1997, the FASB issued SFAS No. 128, "Earnings per Share." This statement simplifies the standards for computing and presenting earnings per share previously found in APB Opinion No. 15 and makes them comparable to international standards. It replaces the presentation of primary earnings per share with a presentation of basic earnings per share and requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures. This statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods.

YEAR 2000 IMPACT

         The "Year 2000" issue refers to the potential impact of the failure of computer programs and equipment to give proper recognition of dates beyond December 31, 1999 and other issues related to the Year 2000 century date change. Since the Company depends on Webster Bank as Advisor and Servicer, the Company will be reliant on Webster Bank and its parent company, Webster Financial Corporation ("Webster"), to ensure proper date recognition.

         Webster Bank reports that it has completed its assessment of Year 2000 issues and has developed and begun implementing a plan to modify or replace software and hardware systems to ensure proper date recognition. Webster Bank is utilizing internal and external resources for this purpose.

         Webster Bank has initiated formal communications with all significant vendors to determine the extent to which vendors will be Year 2000 compliant. Webster Bank requires compliance as a condition of future business. Contingency plans for vendors' failure to comply are incorporated in Webster Bank's Year 2000 plan. There can be no guarantee that the systems on which the Company relies will be in compliance.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders of
Webster Preferred Capital Corporation
Waterbury, Connecticut

We have audited the accompanying statement of condition of Webster Preferred Capital Corporation (a subsidiary of Webster Bank) as of December 31, 1997, and the related statements of income, shareholders' equity, and cash flows for the period March 17, 1997 (date of inception) to December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Webster Preferred Capital Corporation as of December 31, 1997, and the results of its operations and its cash flows for the period March 17, 1997 (date of inception) to December 31, 1997 in conformity with generally accepted accounting principles.

/s/ KPMG Peat Marwick LLP
January 20, 1998
Hartford, Connecticut

WEBSTER PREFERRED CAPITAL CORPORATION
STATEMENT OF CONDITION

(Dollars in thousands, except per share data)                                 December 31, 1997
                                                                        ----------------------------

ASSETS
Cash                                                                                         $26,167

Mortgage-Backed  Securities Available for Sale (Note 2)                                      120,090


Residential Mortgage Loans, Net (Note 3)                                                     635,634


Accrued Interest Receivable                                                                    4,525
Prepaid Expenses and Other Assets                                                              1,145

                                                                                    ----------------
            TOTAL ASSETS                                                                    $787,561
                                                                                    ================


LIABILITIES AND SHAREHOLDERS' EQUITY
Accrued Dividends Payable                                                                        491
Accrued Expenses and Other Liabilities                                                           418
                                                                                   -----------------
            TOTAL LIABILITIES                                                                    909
                                                                                    ----------------


MANDATORILY REDEEMABLE PREFERRED STOCK (NOTE 4):
     Series A 7.375% Cumulative Redeemable Preferred Stock,
            liquidation preference $1,000 per share,  par value $1.00 par
            share;  40,000 shares authorized, issued and outstanding                          40,000

SHAREHOLDERS' EQUITY (NOTE 5):
       Common Stock, par value $.01 per share:
             Authorized - 1,000 shares
             Issued and Outstanding - 100 shares                                                   1
       Series B 8.625% Cumulative Redeemable Preferred Stock,
            liquidation preference $10 per share, par value $1.00 per share;
            1,000,000 shares authorized, issued and outstanding                                1,000
     Paid-In Capital                                                                         745,957
     Distributions in Excess of Accumulated Earnings                                           (370)
     Unrealized Gains on Securities, Net                                                          64
                                                                                  ------------------
            TOTAL SHAREHOLDERS' EQUITY                                                       746,652
                                                                                  ------------------
            TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                      $787,561
                                                                                  ==================

See accompanying notes to financial statements

WEBSTER PREFERRED CAPITAL CORPORATION
STATEMENT OF INCOME
(In Thousands, Except Share Data)

                                                         For the Period from
                                                           March 17, 1997
                                                         (Date of Inception)
                                                         to December 31,1997
                                                    ----------------------------

Interest Income:

Loans (Note 6)                                                       $37,177

Securities                                                               888
                                                               -------------



       Total Interest Income                                           38,065

Provision For Loan Losses                                                  -
                                                               -------------


Interest Income After Provision

       for Loan Losses                                                 38,065
                                                               --------------


Noninterest Expenses:

Advisory Fee Expense Paid to Parent (Note 7)                             127
Dividends on Mandatorily Redeemable Preferred Stock                       66
Amortization of Start-up Costs                                            17
Other Noninterest Expenses                                                10
                                                               -------------
       Total Noninterest Expenses                                        220

Income Before Taxes                                                   37,845
Income Taxes (Note 8)                                                      -
                                                               -------------

NET INCOME                                                            37,845
Preferred Stock Dividends                                                168
                                                               -------------

Net Income Available to Common Shareholder                           $37,677
                                                               =============

Net Income Per Common Share:

             Basic                                                   $376,770
                                                               ==============
             Diluted                                                 $376,770
                                                               ==============


See accompanying notes to financial statements

WEBSTER PREFERRED CAPITAL CORPORATION
STATEMENT OF SHAREHOLDERS' EQUITY
(In Thousands, Except Share Data)



                                                  Preferred      Common          Paid-In
                                                    Stock         Stock          Capital
                                                ------------- -------------  ---------------
Balance, March 17, 1997                           $         -   $        -     $          -

Contributions by Webster Bank                           2,000            1          735,382

Net Income                                                  -            -                -
Preferred Stock Redeemed                              (2,000)            -            2,000
Net Proceeds from Sale of
 Preferred Stock Series B                               1,000            -            8,575

Dividends Paid or  Accrued:
     Common Stock ($380,470 per share)                      -            -                -
     Preferred Stock ($74.60 per share)                     -            -                -
     Preferred Stock Series B ($0.019 per share)            -            -                -

Unrealized Gain on
Securities Available for Sale                               -            -                -
                                                --------------------------------------------

Balance, December 31, 1997                        $     1,000   $        1     $    745,957
                                                ============================================
                                                   Distributions in
                                                       Excess of       Unrealized
                                                      Accumulated       Gains on
                                                       Earnings      Securities, Net      Total
                                                   ----------------- -------------- ------------------
Balance, March 17, 1997                                 $         -     $        -        $        -

Contributions by Webster Bank                                     -              -           737,383

Net Income                                                   37,845              -            37,845
Preferred Stock Redeemed                                          -              -                 -
Net Proceeds from Sale of
 Preferred Stock Series B                                         -              -             9,575

Dividends Paid or  Accrued:
     Common Stock ($380,470 per share)                      (38,047)             -          (38,047)
     Preferred Stock ($74.60 per share)                        (149)             -             (149)
     Preferred Stock Series B ($0.019 per share)                (19)             -              (19)

Unrealized Gain on
Securities Available for Sale                                     -             64               64
                                                  ----------------------------------------------------

Balance, December 31, 1997                              $      (370)    $       64         $746,652
                                                  ====================================================

See accompanying notes to financial statements





WEBSTER PREFERRED CAPITAL CORPORATION
STATEMENT OF CASH FLOWS
(In Thousands)

                                                                   For the Period from
                                                                      March 17, 1997
                                                                    (Date of Inception)
                                                                   to December 31, 1997
                                                               ----------------------------
Operating Activities:
Net Income                                                                    $37,845
Adjustments to Reconcile Net Cash Provided (Used) by
Operating Activities:
       Accretion of Securities Discount                                         (215)
       Amortization of Deferred Fees and Premiums                                 444
       Increase in Accrued Interest Receivable                                (4,525)
       Increase in Accrued Liabilities                                            909
       Increase in Prepaid Expenses and Other Assets                            (129)
                                                                     ----------------
Net Cash Provided by Operating Activities                                      34,329
                                                                     ----------------

Investing Activities:
       Purchase of Securities                                               (119,971)
       Principal Collected on Securities                                          160
       Purchase of Loans                                                     (98,835)
       Principal Repayments of Loans                                           79,776
                                                                     ----------------
Net Cash Used by Investing Activities                                       (138,870)
                                                                     ----------------

Financing Activities:
       Dividends Paid on Common and Preferred Stock                          (38,215)
       Net Proceeds from Issuance of Preferred Stock                           48,562
       Contributions from Webster Bank                                        120,361
                                                                     ----------------
Net Cash Provided by Financing Activities                                     130,708
                                                                     ----------------

Increase in Cash and Cash Equivalents                                          26,167
Cash and Cash Equivalents at Beginning of Period                                    -
                                                                     ----------------
Cash and Cash Equivalents at End of Period                                    $26,167
                                                                     ================



SUPPLEMENTAL DISCLOSURES
(In Thousands):

       Income Taxes Paid                                                 $               0

       Interest Paid                                                     $               0

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITY:

       Contribution of Mortgage Assets, net by Webster Bank
       in exchange for 100 shares of common stock and 2,000
       shares of 10% Cumulative Non-Convertible Preferred Stock          $         617,022

       On December 22, 1997 the Company  redeemed from Webster Bank
       2,000 shares of preferred stock; Webster Bank concurrently contributed the proceeds to the Company as additional
       paid-in capital                                                    $          2,000

See accompanying notes to financial statements

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A) BUSINESS
Webster Preferred Capital Corporation (the "Company") is a Connecticut corporation incorporated in March 1997 and a subsidiary of Webster Bank, which is a wholly-owned subsidiary of Webster Financial Corporation. The Company was organized to provide a cost-effective means of raising funds, including equity capital, on a consolidated basis for Webster Bank. The company acquires, holds and manages real estate mortgage assets ("mortgage assets"). In March 1997, Webster Bank contributed approximately $617.0 million, of mortgage assets, net as part of the formation of the Company. As of December 31, 1997, the mortgage assets owned by the Company consisted of whole loans secured by first mortgages or deeds of trusts on single family (one- to- four unit) residential real estate properties ("Residential Mortgage Loans"), located primarily in Connecticut and mortgage-backed securities. Although the Company may acquire and hold a variety of mortgage assets, its present intention is to acquire only residential mortgage loans and certain mortgage-backed securities.

The Company has elected to be treated as a Real Estate Investment Trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"), and will generally not be subject to federal income tax to the extent that it distributes its earnings to its stockholders and maintains its qualification as a REIT. All of the shares of the Company's common stock, par value $0.01 per share, are owned by Webster Bank, which is a federally-chartered and federally-insured savings bank. Webster Bank has indicated to the Company that, for as long as any of the Company's preferred shares are outstanding, Webster Bank intends to maintain direct ownership of 100% of the outstanding common stock of the Company.

B) BASIS OF FINANCIAL STATEMENT PRESENTATION
The financial statements have been prepared in conformity with generally accepted accounting principles.

In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amount of assets and liabilities as of the date of the balance sheets and revenues and expenses for the periods presented. The actual results of the Company could differ from those estimates. A material estimate that is susceptible to near-term changes includes the determination of the allowance for loan losses.

C) ALLOWANCE FOR LOAN LOSSES
An allowance for loan losses is established based upon a review of the loan portfolio, loss experience, specific problem loans, current and anticipated economic conditions and other pertinent factors which, in management's judgment, deserve current recognition in estimating loan losses.

Management believes that the allowance for loan losses is adequate. While management believes it uses the best available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process of Webster Bank, periodically may review the Company's allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance for loan losses based on judgments different from those of management.

D) FORECLOSED PROPERTIES
Foreclosed properties consist of properties acquired through foreclosure proceedings or acceptance of a deed in lieu of foreclosure. Foreclosed properties are reported at the lower of fair value less estimated selling expenses or cost with an allowance for losses to provide for declines in value. Operating expenses are charged to current period earnings and gains and losses upon disposition are reflected in the statement of income when realized.

E) LOANS
Loans are stated at the principal amounts outstanding. Interest on loans is credited to income as earned based on the rate applied to principal amounts outstanding. Interest which is more than 90 days past due is not accrued. Such interest ultimately collected, if any, is credited to income in the period received. Loan origination fees, premiums and discounts on loans purchased are recognized in interest income over the lives of the loans using a method approximating the interest method.

The Company's Residential Mortgage Loans are exempt from the disclosure provisions of the Statement of Financial Accounting Standard ("SFAS") No.114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No.118, since the Company's loans are comprised of large groups of smaller balance loans which are collectively evaluated for impairment.

F) MORTGAGE-BACKED SECURITIES
Mortgage-backed securities are U.S. government agency securities and are classified as Available for Sale. Available for Sale securities are carried at fair value with unrealized gains and losses recorded as adjustments to shareholders' equity. The adjustment to shareholders' equity is not tax effected as the Company is generally not subject to federal and state income tax. Management intends to hold these securities for indefinite periods of time as part of its asset/liability strategy and may sell the securities in response to changes in interest rates, changes in prepayment risk or other similar factors. One of the risks inherent when investing in mortgage-backed securities is the ability of such instruments to incur prepayments of principal prior to maturity. Because of prepayments, the weighted-average yield of these securities may also change, which could affect earnings.

G) PREPAID EXPENSES
Prepaid expenses are primarily organization costs which were incurred during the formation of the Company. These expenses are being amortized over periods of either 3 or 5 years.

H) STATEMENT OF CASH FLOWS
For purposes of the Statement of Cash Flows, the Company considers cash on hand and in banks to be cash equivalents.

I) FAIR VALUE OF FINANCIAL INSTRUMENTS
The fair value of securities (Note 2) is estimated based on prices published in financial newspapers or quotations received from securities dealers or pricing services.

In estimating the fair value of residential mortgage loans (Note 3), the portfolio was classified into two categories, fixed-rate mortgage loans and variable-rate mortgage loans. The categories were further segmented into 15, 20, 25, and 30 year contractual maturities. The fair value of each category is calculated by discounting scheduled cash flows through estimated maturity using market discount rates.

The calculation of fair value estimates of financial instruments is dependent upon certain subjective assumptions and involves significant uncertainties, resulting in variability in estimates with changes in assumptions. Potential taxes and other expenses that would be incurred in an actual sale or settlement are not reflected in the amounts disclosed. Fair value estimates are not intended to reflect the liquidation value of the financial instruments.

NOTE 2: MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE

In November 1997, Webster Bank contributed $120.4 million in cash to the Company, which was used to purchase Government National Mortgage Association ("GNMA") mortgage-backed securities. The following table sets forth certain information regarding the mortgage-backed securities at December 31, 1997:

Mortgage-Backed Securities
-----------------------------------------------------------------------------------------------
                                       Amortized      Unrealized    Unrealized     Estimated
(In Thousands)                           Cost           Gains         Losses       Fair Value
-----------------------------------------------------------------------------------------------

Available for Sale Portfolio:      $    120,026     $       64   $       -     $    120,090

 -----------------------------------------------------------------------------------------------

All mortgage-backed securities have a contractual maturity of over 10 years. The weighted average yield at December 31, 1997 is 6.93% and the average remaining life is less than 11 years. Although the stated final maturity of these obligations are long-term, the weighted average life generally is much shorter due to prepayments. There were no sales of mortgage-backed securities from March 17, 1997 (date of inception) through the period ended December 31, 1997.

NOTE 3:  RESIDENTIAL  MORTGAGE LOANS

A summary of the Company's carrying amount and fair market value of residential mortgage loans at December 31, 1997 follows:

                                                         Carrying    Fair Market
(In Thousands)                                            Amount       Value
--------------------------------------------------------------------------------
Fixed-Rate Loans:
         Fixed-Rate 15 yr Loans                       $    59,631  $   60,794
         Fixed-Rate 20 yr Loans                              1,636      1,679
         Fixed-Rate 25 yr Loans                                813        830
         Fixed-Rate 30 yr Loans                            161,884    165,847
-----------------------------------------------------------------------------

              Total Fixed-Rate Loans                      223,964     229,150
-----------------------------------------------------------------------------
Variable-Rate Loans:
         Variable-Rate 15 yr Loans                           4,896      5,011
         Variable-Rate 20 yr Loans                           4,004      4,102
         Variable-Rate 25 yr Loans                           8,553      8,750
         Variable-Rate 30 yr Loans                         393,924    405,277
-----------------------------------------------------------------------------
               Total Variable-Rate Loans                   411,377    423,140
-----------------------------------------------------------------------------
        Total Residential Mortgage Loans              $    635,341 $  652,290
-----------------------------------------------------------------------------

        Premiums and Deferred Fees on Loans, Net            1,831
        Less Allowance for Loan Losses                    (1,538)
-----------------------------------------------------------------

               Residential Mortgage Loans, Net           $635,634
-----------------------------------------------------------------


In March 1997, Webster Bank contributed approximately $617.0 million, of mortgage assets, net as part of the formation of the Company. The $617.0 million consisted of $215.8 million of fixed rate loans, $401.3 million of variable rate loans, net of premiums, deferred fees on loans and an allowance for loan losses. As of December 31, 1997, approximately 35.3% of the Company's residential mortgage loans are fixed-rate loans and approximately 64.7% are adjustable-rate loans.

The following table sets forth certain information regarding the Company's loans accounted for on a nonaccrual basis at December 31, 1997.

(In Thousands)                                             At  December 31, 1997
--------------------------------------------------------------------------------

Residential mortgage loans accounted
 for on a nonaccrual basis                                                $1,303
Real estate acquired through foreclosure                                       -
--------------------------------------------------------------------------------
           Total                                                          $1,303
--------------------------------------------------------------------------------

A detail of the change in the allowance for loan losses for the period ending December 31, 1997 follows:

                                                     For the Period from March
                                                             17, 1997
                                                       (Date of Inception)
(In Thousands)                                         to December 31, 1997
--------------------------------------------------------------------------------
Balance at Beginning of Period                                   $     -
Allowance for Loan Losses on Acquired Loans                        1,544
Provisions Charged to Operations                                       -
Charge-offs                                                          (6)
Recoveries                                                             -
--------------------------------------------------------------------------------
           Balance at End of Period                               $1,538
--------------------------------------------------------------------------------


NOTE 4: MANDATORILY REDEEMABLE PREFERRED STOCK

On December 24, 1997, the Company raised $40 million, less expenses in a public offering of 40,000 shares of its Series A 7.375% cumulative redeemable preferred stock, liquidation preference $1,000 per share.

The Company is required to redeem all outstanding Series A Preferred Shares on January 15, 2001 at a redemption price of $1,000 per share, plus accrued and unpaid dividends.

The Series A Preferred Shares are not redeemable prior to January 15, 1999 except upon the occurrence of a tax event. A tax event can occur when a change in existing laws and regulations results in a substantial risk that dividends paid by the Company will no longer be fully deductible for federal income tax purposes or that dividends paid by the Company to Webster Bank will no longer be fully deductible for state income tax purposes. Upon the occurrence of such tax event, during the period January 15, 1999 through January 14, 2001, the Series A Preferred Shares may be redeemed at the option of the Company.

NOTE 5:  SHAREHOLDER'S EQUITY

On March 17, 1997, the Company's date of inception, Webster Bank contributed $617.0 million of mortgage assets, net in exchange for 100 shares of $.01 par value common stock and 2,000 shares of $.01 par value ($1,000 stated value) 10% cumulative nonconvertible preferred stock.

On November 24, 1997, Webster Bank contributed  approximately  $120.4 million in
cash  to  the  Company,   which  was  used  by  the  Company  to  purchase  GNMA
mortgage-backed securities (Note 2).

On December 15, 1997, Webster Bank redeemed all 2,000 shares of $.01 par value ($1,000 stated value) 10% cumulative nonconvertible preferred stock and concurrently contributed the proceeds to the Company as additional paid-in capital.

On December 24, 1997, the Company raised $10 million, less expenses in a public offering of 1,000,000 shares of its Series B 8.625% cumulative redeemable preferred stock, liquidation preference $10 per share.

NOTE 6: SERVICING

The mortgage loans owned by the Company are serviced by Webster Bank pursuant to the terms of a servicing agreement. Webster Bank in its role as Servicer under the terms of the servicing agreement is herein referred to as the "Servicer". The Servicer will receive fees at an annual rate of (i) 8 basis points for fixed rate loan servicing and collection, (ii) 8 basis points for variable rate loan servicing and collection and (iii) 5 basis points for all other services to be provided, as needed, in each case based on the daily outstanding balances of all the Company's loans for which the Servicer is responsible.

The Servicer is entitled to retain any late payment charges, prepayment fees, penalties and assumption fees collected in connection with mortgage loans serviced by it. The Servicer receives the benefit, if any, derived from interest earned on collected principal and interest payments between the date of collection and the date of remittance to the Company and from interest earned on tax and insurance impound funds with respect to mortgage loans serviced by it. At the end of each calendar month, the Servicer is required to invoice the Company for all fees and charges due to the Servicer.

NOTE 7: ADVISORY SERVICES

Advisory services are being provided pursuant to an agreement with Webster Bank to provide the Company with the following types of services: administer the day-to-day operations, monitor the credit quality of the real estate mortgage assets, advise with respect to the acquisition, management, financing, and disposition of real estate mortgage assets and provide the necessary executive administration, human resource, accounting and control, technical support, record keeping, copying, telephone, mailing and distribution, investment and funds management services. Webster Bank is entitled to receive an annual fee of $150,000 with respect to the advisory services provided to the Company.

Operating expenses outside the scope of the agreement are paid directly by the Company. Such expenses include but are not limited to the following: fees for third party consultants, attorneys, and external auditors and any other expenses incurred that are not directly related to the advisory agreement.

NOTE 8: INCOME TAXES

The Company has elected to be treated as a REIT under Sections 856 through 860 of the Code, commencing with its taxable year ending December 31, 1997, and believes that its organization and proposed method of operation will enable it to meet the requirements for qualification as a REIT. As a REIT, the Company generally will not be subject to federal income tax on net income and capital gains that it distributes to the holders of its Common Stock and Preferred Stock. Therefore, no provision for federal income taxes has been included in the accompanying financial statements.

To maintain REIT status, an entity must meet a number of organizational and operational requirements, including a requirement that it currently distributes to stockholders at least 95% of its "REIT taxable income" (not including capital gains and certain items of non-cash income). If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income tax at regular corporate rates.

NOTE 9: SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                   1997
     (In Thousands, Except Share Data)          First Quarter*       Second Quarter        Third Quarter       Fourth Quarter
--------------------------------------------------------------------------------------------------------------------------------

Net Interest Income                                        $1,852              $11,785              $11,766              $12,662
Noninterest Expense                                            13                   45                   51                   45
                                            ------------------------------------------------------------------------------------
NET INCOME                                                  1,839               11,740               11,715               12,617
Preferred Dividends                                             8                   50                   50                  126
                                            ------------------------------------------------------------------------------------
Net Income for Common Shareholders                         $1,831              $11,690              $11,665              $12,491
                                            ------------------------------------------------------------------------------------
Earnings Per Share:

      Basic                                               $18,310             $116,900             $116,650             $124,910
                                            ------------------------------------------------------------------------------------
      Diluted                                             $18,310             $116,900             $116,650             $124,910
                                            ------------------------------------------------------------------------------------

         * First Quarter information is for the period of March 17, 1997 (date of inception) through March 31, 1997.



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          Not Applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The Company's Board of Directors currently consists of three members. Directors are elected for a one-year term. The Company currently has three officers. The Company has no other employees.

     The persons who are current directors and executive officers of the Company are as follows:

NAME                          AGE                    POSITION AND OFFICES HELD
----                          ---                    -------------------------
John V. Brennan               45             President and Director
Ross M. Strickland            48             Director
Harriet Munrett Wolfe         44             Director
Gregory S. Madar              35             Vice President and Secretary
Peter J. Swiatek              39             Vice President and Treasurer


         The following is a summary of the experience of the executive officers and directors of the Company:

         John V. Brennan is the President and a director of the Company. He is also the Executive Vice President, Chief Financial Officer and Treasurer of Webster and Webster Bank. Mr. Brennan, a certified public accountant, joined Webster Bank in 1986 as Senior Vice President and Treasurer. He was elected Chief Financial Officer in 1990 and Executive Vice President in 1991. Prior to joining Webster Bank, he was a senior manager with the accounting firm of KPMG Peat Marwick LLP.

         Ross M. Strickland is a director of the Company. He is also the Executive Vice President -- Mortgage Banking of Webster and Webster Bank, positions he has held since his employment in 1991. Prior to joining Webster Bank, he was Executive Vice President of Residential Lending with the former Northeast Savings, F.A., Hartford, Connecticut, from 1988 to 1991. Prior to joining Northeast Savings, he was National Sales Manager, Credit Resources Group, for Shearson Lehman Brothers.

         Harriet Munrett Wolfe is a director of the Company. She is also the Senior Vice President, Counsel and Secretary of Webster and Webster Bank. Ms. Wolfe joined Webster and Webster Bank in March 1997 as Senior Vice President and Counsel, and was appointed Secretary in June 1997. Prior to joining Webster and Webster Bank, she was in private practice. From November 1990 to January 1996, she was Vice President and Senior Counsel of Shawmut Bank Connecticut, N.A., Hartford, Connecticut. Prior to joining Shawmut, she was Associate Legal Counsel and Assistant Secretary of the former Citytrust, Bridgeport, Connecticut.

          Gregory S. Madar is the Vice President and Secretary of the Company. He is also Vice President and Tax Manager of Webster Bank. Mr. Madar, a certified public accountant, joined Webster Bank in 1995. Prior to joining Webster Bank, he was Controller of Millane Nurseries, Inc. from 1993 to 1995. Prior to joining Millane Nurseries, he was a tax manager with KPMG Peat Marwick LLP in Hartford. He was associated with KPMG from 1987 to 1993.

          Peter J. Swiatek is the Vice President and Treasurer of the Company. He is also Senior Vice President and Controller of Webster Bank and Controller of Webster. Mr. Swiatek joined Webster in 1990 as Vice President of Accounting. He was elected Controller in 1992 and Senior Vice President in 1993. Prior to joining Webster Bank, Mr.Swiatek was the Controller of the former The Bank of Hartford.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and officers and persons who own more than 10% of its Series A Preferred Stock or Series B Preferred Stock to file with the SEC initial reports of ownership of the Company's equity securities and to file subsequent reports when there are changes in such ownership. Based on a review of reports submitted to the Company, the Company believes that during the fiscal year ended Decmeber 31, 1997, all Section 16(a) filing requirements applicable to the Company's officers, directors and more than 10% owners were compiled with on a timely basis.

ITEM 11.  EXECUTIVE COMPENSATION

         The Company currently has three officers, none of whom receive separate compensation as employees of the Company. The Company has retained an Advisor to perform certain functions pursuant to an Advisory Agreement described below under "The Advisor." Each officer of the Company currently is also an officer of Webster Bank. The Company will maintain corporate records and audited financial statements that are separate from those of Webster Bank and any of Webster Bank's affiliates.

         It is not currently anticipated that the officers, directors or employees of the Company will have any pecuniary interest in any Mortgage Asset to be acquired or disposed of by the Company or in any transaction in which the Company has an interest.

         The Company does not intend to pay the directors of the Company fees for their services as directors. Although no direct compensation will be paid by the Company, under the Advisory Services Agreement, the Company will reimburse Webster Bank for its proportionate share of the salaries of such person for services rendered.

THE ADVISOR

         The Company has entered into an Advisory Service Agreement (the "Advisory Agreement") with Webster Bank to administer the day-to-day operations of the Company. Webster Bank in its role as advisor under the terms of the Advisory Agreement is herein referred to as the "Advisor." The Advisor is responsible for (i) monitoring the credit quality of the Mortgage Assets held by the Company, (ii) advising the Company with respect to the acquisition, management, financing and disposition of the Company's Mortgage Assets, and
(iii) maintaining custody of the documents related to the Company's Mortgage Assets. The Advisor may at any time subcontract all or a portion of its obligations under the Advisory Agreement to one or more of its affiliates involved in the business of managing Mortgage Assets. If no affiliate of the Advisor is engaged in the business of managing Mortgage Assets, the Advisor may, with the approval of a majority of the Board of Directors, subcontract all or a portion of its obligations under the Advisory Agreement to unrelated third parties. The Advisor may assign its rights or obligations under the Advisory Agreement to any affiliate of the Company. The Advisor will not, in connection with the subcontracting of any of its obligations under the Advisory Agreement, be discharged or relieved in any respect from its obligations under the Advisory Agreement.

         The Advisory Agreement has an initial term of two years, and will be renewed automatically for additional one-year periods unless notice of nonrenewal is delivered by either party to the other party. The Advisory Agreement may be terminated by the Company at any time upon 90 days' prior written notice. The Advisor will be entitled to receive an advisory fee equal to $150,000 per year with respect to the advisory services provided by it to the Company. The fee may be revised to reflect changes in the actual costs incurred by the Advisor in providing services.

         The Advisory Agreement provides that the liability of the Advisor to the Company for any loss due to the Advisor's performing or failing to perform the services under the Advisory Agreement shall be limited to those losses sustained by the Company which are a direct result of the Advisor's negligence or willful misconduct. It also provides that under no circumstances shall the Advisor be liable for any consequential or special damages and that in no event shall the Advisor's total combined liability to the Company for all claims arising under or in connection with the Advisory Agreement be more than the total amount of all fees payable by the Company to the Advisor under the

Advisory Agreement during the year immediately proceeding the year in which the first claim giving rise to such liability arises. The Advisory Agreement also provides that to the extent that third parties make claims against the Advisor arising out of the services provided thereunder, the Company will indemnify the Advisor against all loss arising therefrom.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The executive officers and directors of the Company do not own any shares of stock in the Company or Webster Bank.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company is organized as a subsidiary of Webster Bank, and is controlled by and, through advisory and servicing agreements, totally reliant on Webster Bank. The Company's Board of Directors consists entirely of Webster Bank employees and, through the advisory and servicing agreements, Webster Bank and its affiliates are involved in every aspect of the Company's existence. Webster Bank administers the day-to-day activities of the Company in its role as Advisor under the Advisory Agreement, and acts as Servicer of the Company's Mortgage Loans under the Servicing Agreement. In addition, all of the officers of the Company are also officers of Webster Bank. As the holder of all of the outstanding voting stock of the Company, Webster Bank generally will have the right to elect all of the directors of the Company. For a description of the fees Webster Bank is entitled to receive under the advisory and servicing agreements, see Notes 6 and 7 to the Company's Financial Statements included as part of Item 8.

DEPENDENCE UPON WEBSTER BANK AS ADVISOR AND SERVICER

         The Company is dependent on the diligence and skill of the officers and employees of Webster Bank as its Advisor for the selection, structuring and monitoring of the Company's mortgage assets. In addition, the Company is dependent upon the expertise of Webster Bank as its Servicer for the servicing of the Mortgage Loans. The personnel deemed most essential to the Company's operations are Webster Bank's loan servicing and administration personnel, and the staff of its finance department. The loan servicing and administration personnel will advise the Company in the selection of Mortgage Assets, and provide loan servicing oversight. The finance department will assist in the administrative operations of the Company. The Advisor may subcontract all or a portion of its obligations under the Advisory Agreement to one or more affiliates, and under certain conditions to non-affiliates, involved in the business of managing Mortgage Assets. The Advisor may assign its rights or obligations under the Advisory Agreement, and the Servicer may assign its rights and obligations under the Servicing Agreement, to any affiliate of the Company involved in the business of managing real estate mortgage assets. Under the
Advisory Agreement, the Advisor may subcontract its obligations to unrelated third parties with the approval of the Board of Directors of the Company. In the event the Advisor or the Servicer subcontracts or assigns its rights or obligations in such a manner, the Company will be dependent upon the subcontractor or affiliate to provide services. Although Webster Bank has indicated to the Company that it has no plans in this regard, if Webster Bank were to subcontract all of its loan servicing to an outside third party, it also would do so with respect to Mortgage Assets under the Servicing Agreement. Under such circumstances, there may be additional risks as to the costs of such services and the ability to identify a subcontractor suitable to the Company. The Servicer does not believe it would subcontract those duties unless it could not perform such duties efficiently and economically itself.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)(1)    The following  financial  statements  are filed as a part of this
               Report:

               Statement of Condition at December 31, 1997

               Statement of Income for the Period from March 17, 1997 (Date of Inception) to December 31, 1997

               Statement of Shareholders' Equity from March 17, 1997 (Date of Inception) to December 31, 1997

               Statement of Cash Flows for the Period from March 17, 1997 (Date of Inception) to December 31, 1997

               Notes to Financial Statements

               Independent Auditors' Report

     (a)(2) There are no financial statement schedules which are required to be filed as part of this form.

     (a)(3) See (c) below for all exhibits filed herewith and the Index to Exhibits.

     (b)       Reports on Form 8-K. Not applicable.

     (c)       Exhibits.

               The following exhibits either are filed as a part of this Report or are incorporated herein by reference:



EXHIBIT NUMBER                    DESCRIPTION
--------------                    -----------

        3.1 Amended and Restated Certificate of Incorporation of Webster Preferred Capital Corporation (the "Company").

        3.2 Certificate of Amendment for the Series A 7.375% Cumulative Redeemable Preferred Stock of the Company.

        3.3 Certificate of Amendment for the Series B 8.625% Cumulative Redeemable Preferred Stock of the Company.

        3.4     Amended and Restated By-Laws of the Company.

        4.1     Specimen  of  certificate   representing  the  Series  A  7.375%
                Cumulative Redeemable Preferred Stock of the Company.

        4.2     Specimen  of  certificate   representing  the  Series  B  8.625%
                Cumulative Redeemable Preferred Stock of the Company.

        10.1 Mortgage Assignment Agreement, made as of March 17, 1997, by and between Webster Bank and the Company (incorporated herein by reference from Exhibit 10.1 to the Company's Registration
                Statement on Form S-11 (File No. 333-38685) filed with the Securities and Exchange Commission (the "SEC") on October 24,
                1997).

        10.2 Master Service Agreement, dated March 17, 1997, between Webster Bank and the Company (incorporated herein by reference from Exhibit 10.2 to the Company's Registration Statement on Form S-11 (File No. 333-38685) filed with the SEC on October 24,
                1997).

        10.3 Advisory Service Agreement, made as of October 20, 1997, by and between Webster Bank and the Company.

        21      Subsidiaries of the Company.

        27      Financial Data Schedule.

       (d)     There  are  no  financial   statements  and  financial  statement
               schedules which were excluded from this Report which are required to be included herein.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   WEBSTER PREFERRED CAPITAL CORPORATION
                                                 Registrant

                                   BY:       /s/ John V. Brennan
                                     ------------------------------------------
                                        John V. Brennan, President and Director

                                   Date: March 30, 1998


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities noted as of March 30, 1998.


By:        /s/ John V. Brennan
           -----------------------------------------
                 John V. Brennan, President and
                 Director
                 Principal Executive Officer

By:        /s/ Peter J. Swiatek
           -----------------------------------------
                  Peter J. Swiatek,  Vice President and Treasurer
                  Principal Financial Officer and Principal
                  Accounting Officer


By:        /s/ Ross M. Strickland
           -----------------------------------------
                  Ross M. Strickland, Director


By:        /s/ Harriet Munrett Wolfe
           -----------------------------------------
                  Harriet Munrett Wolfe,
                  Director

                                INDEX TO EXHIBITS




    EXHIBIT NUMBER                 DESCRIPTION
    --------------                 -----------

        3.1 Amended and Restated Certificate of Incorporation of Webster Preferred Capital Corporation (the "Company").

        3.2 Certificate of Amendment for the Series A 7.375% Cumulative Redeemable Preferred Stock of the Company.

        3.3 Certificate of Amendment for the Series B 8.625% Cumulative Redeemable Preferred Stock of the Company.

        3.4     Amended and Restated By-Laws of the Company.

        4.1     Specimen  of  certificate   representing  the  Series  A  7.375%
                Cumulative Redeemable Preferred Stock of the Company.

        4.2     Specimen  of  certificate   representing  the  Series  B  8.625%
                Cumulative Redeemable Preferred Stock of the Company.

        10.1 Mortgage Assignment Agreement, made as of March 17, 1997, by and between Webster Bank and the Company (incorporated herein by reference from Exhibit 10.1 to the Company's Registration
                Statement on Form S-11 (File No. 333-38685) filed with the Securities and Exchange Commission (the "SEC") on October 24,
                1997).

        10.2 Master Service Agreement, dated March 17, 1997, between Webster Bank and the Company (incorporated herein by reference from Exhibit 10.2 to the Company's Registration Statement on Form S-11 (File No. 333-38685) filed with the SEC on October 24,
                1997).

        10.3 Advisory Service Agreement, made as of October 20, 1997, by and between Webster Bank and the Company.

        21      Subsidiaries of the Company

        27      Financial Data Schedule.