Form 10-Q
period 1998-03-31
WEBSTER PREFERRED CAPITAL CORP
filed 1998-05-14
CIK 1047865

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
                      For the Quarter Ended March 31, 1998

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                        For the transition period from          to

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

        Registrant's telephone number, including area code:(203) 578-2286

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

     The number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date is: 100 shares

Webster Preferred Capital Corporation



                                      INDEX

                                                                        PAGE NO.

PART I - FINANCIAL INFORMATION

Statements of Condition at March 31, 1998 and December 31, 1997                3

Statements of Income for the Three Months Ended March 31, 1998 and the
    Period from March 17, 1997 (Date of Inception) to March 31, 1997           4

Statements of Cash Flows for the Three Months Ended March 31, 1998 and
    the Period from March 17, 1997 (Date of Inception) to March 31, 1997       5

Condensed Notes to Financial Statements                                        6

Management's Discussion and Analysis of Financial Statements                  10

Quantitative and Qualitative Disclosures About Market Risk                    14


PART II - OTHER INFORMATION                                                   15



SIGNATURES                                                                    16

INDEX TO EXHIBITS                                                             17

WEBSTER PREFERRED CAPITAL CORPORATION
STATEMENTS OF CONDITION (unaudited)
(Dollars in Thousands, except share data)

                                                                                    March 31,        December 31,
Assets                                                                                1998                1997
-----------------------------------------------------------------------------------------------------------------
Cash                                                                               $   24,204         $   26,167

Mortgage-Backed Securities Available for Sale (Note 2)                                172,739            120,090
Residential Mortgage Loans, Net (Note 3)                                              650,918            635,634
Accrued Interest Receivable                                                             4,843              4,525
Other Real Estate Owned                                                                   110               --
Prepaid Expenses and Other Assets                                                       1,187              1,145
-----------------------------------------------------------------------------------------------------------------
                Total Assets                                                       $  854,001         $  787,561
-----------------------------------------------------------------------------------------------------------------

Liabilities and Shareholders' Equity
-----------------------------------------------------------------------------------------------------------------
Accrued Dividends Payable                                                          $      795         $      491
Accrued Expenses and Other Liabilities                                                    680                418
-----------------------------------------------------------------------------------------------------------------
                Total Liabilities                                                       1,475                909
-----------------------------------------------------------------------------------------------------------------

Mandatorily Redeemable Preferred Stock (Note 4)
     Series A 7.375% Cumulative Redeemable Preferred Stock
         liquidation preference $1,000 per share; par value $1.00 per share;
         40,000 shares authorized, issued and outstanding                              40,000             40,000

Shareholders' Equity (Note 5)
-----------------------------------------------------------------------------------------------------------------
     Series B 8.625% Cumulative Redeemable Preferred Stock
         liquidation preference $10 per share;  par value $1.00 per share;
         1,000,000 shares authorized, issued and outstanding                            1,000              1,000
     Common Stock, par value $.01 per share:
         Authorized - 1,000 shares
         Issued and Outstanding  - 100 shares                                               1                  1
     Paid-in Capital                                                                  797,799            745,957
     Retained Earnings                                                                 12,643                 --
     Distributions in Excess of Accumulated Earnings                                       --               (370)
     Unrealized Gains on Securities, Net                                                1,083                 64
-----------------------------------------------------------------------------------------------------------------
                Total Shareholders' Equity                                            812,526            746,652
-----------------------------------------------------------------------------------------------------------------
                Total Liabilities and Shareholders' Equity                         $  854,001         $  787,561
-----------------------------------------------------------------------------------------------------------------


See accompanying condensed notes to financial statements

WEBSTER PREFERRED CAPITAL CORPORATION
STATEMENTS OF INCOME (unaudited)
(Dollars in Thousands, except share data)

                                                                                    For the Period from
                                                                                       March 17, 1997
                                                          Three Months Ended        (Date of Inception)
                                                            March 31, 1998           to March 31,1997
--------------------------------------------------------------------------------------------------------
Interest Income:
Loans                                                           $ 11,974               $  1,852
Securities                                                         2,180                     --
--------------------------------------------------------------------------------------------------------
       Total Interest Income                                      14,154                  1,852
--------------------------------------------------------------------------------------------------------
Provision For Loan Losses                                             --                     --

--------------------------------------------------------------------------------------------------------
Interest Income After Provision for Loan Losses                   14,154                  1,852
--------------------------------------------------------------------------------------------------------

Noninterest Expenses:
Advisory Fee Expense Paid to Parent                                   38                     12
Dividends on Mandatorily Redeemable Preferred Stock                  738                     --
Amortization of Start Up Costs                                        37                     --
Other Noninterest Expenses                                           112                      1
--------------------------------------------------------------------------------------------------------
       Total Noninterest Expenses                                    925                     13
--------------------------------------------------------------------------------------------------------

Income Before Taxes                                               13,229                  1,839
Income Taxes                                                          --                     --
--------------------------------------------------------------------------------------------------------

NET INCOME                                                        13,229                  1,839
Preferred Stock Dividends                                            216                      8
--------------------------------------------------------------------------------------------------------

Net Income Available to Common Shareholder                      $ 13,013               $  1,831
--------------------------------------------------------------------------------------------------------

Net Income Per Common Share:
           Basic                                                $130,130               $ 18,310
           Diluted                                              $130,130               $ 18,310

--------------------------------------------------------------------------------------------------------


See accompanying condensed notes to financial statements

WEBSTER PREFERRED CAPITAL CORPORATION
STATEMENTS OF CASH FLOWS (unaudited)
(Dollars in Thousands)

                                                                                                     For the Period from
                                                                                                        March 17, 1997
                                                                                Three Months Ended   (Date of Inception)
                                                                                  March 31, 1998      to March 31, 1997
-----------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:

Net Income                                                                        $  13,229             $   1,839
Adjustments to Reconcile Net Cash Provided (Used) by
Operating Activities:
Accretion of Securities Discount                                                       (502)                   --
Amortization of Deferred Fees and Premiums                                              299                    --
Increase in Accrued Interest Receivable                                                (318)               (1,707)
Increase in Accrued Liabilities                                                       1,000                   426
Increase in Prepaid Expenses and Other Assets                                           (42)                  (63)

-----------------------------------------------------------------------------------------------------------------
Net Cash Provided by Operating Activities                                            13,666                   495
-----------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES:
Purchase of Securities                                                              (51,682)                   --
Principal Collected on Securities                                                       555                    --
Purchase of Loans                                                                   (60,356)                   --
Principal Repayments of Loans                                                        44,662                 3,483

-----------------------------------------------------------------------------------------------------------------
Net Cash (Used) Provided by Investing Activities                                    (66,821)                3,483
-----------------------------------------------------------------------------------------------------------------


FINANCING ACTIVITIES:
Dividends Paid on  Common and Preferred Stock                                          (650)                   --
Contributions from Webster Bank                                                      51,842                     1
-----------------------------------------------------------------------------------------------------------------
Net Cash Provided by Financing Activities                                            51,192                     1
-----------------------------------------------------------------------------------------------------------------

(Decrease) Increase in Cash and Cash Equivalents                                     (1,963)                3,979
Cash and Cash Equivalents at Beginning of Period                                     26,167                    --
-----------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period                                        $  24,204             $   3,979
-----------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURES:
     Income Taxes Paid                                                            $      --             $      --
     Interest Paid                                                                       --                    --

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITY:
     Transfer of Residential Mortgage Loans to Other Real Estate Owned                  110                    --
     Contribution of Mortgage Assets, net by Webster Bank in exchange for 100 shares of common stock and 2,000 Shares of 10% Cumulative Non-
           Convertible Preferred Stock                                                   --               617,022


See accompanying condensed notes to financial statements

Webster Preferred Capital Corporation

CONDENSED NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1 - BASIS OF PRESENTATION
         ---------------------

The accompanying financial statements include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All adjustments were of a normal recurring nature. The results of operations for the three month period ended March 31, 1998 are not necessarily indicative of the results which may be expected for the year as a whole. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Webster Preferred Capital Corporation 1997 Annual Report to shareholders.

NOTE 2 - MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE
         ---------------------------------------------

In November 1997 and March 1998, Webster Bank contributed $120.4 million and $51.8 million, respectively, in cash to Webster Preferred Capital Corporation (the "Company"), which was used to purchase Government National Mortgage Association ("GNMA") mortgage-backed securities and Fannie Mae mortgage-backed securities. The following table sets forth certain information regarding mortgage-backed securities:

(In Thousands)                                          Mortgage-Backed Securities
--------------------------------------------------------------------------------------------
                                          Recorded     Unrealized     Unrealized  Estimated
March 31, 1998                              Value        Gains          Losses    Fair Value
--------------------------------------------------------------------------------------------
Available for Sale Portfolio             $   171,656  $      1,083    $       --   $ 172,739
--------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------
                                            Recorded   Unrealized     Unrealized  Estimated
December 31, 1997                             Value      Gains         Losses     Fair Value
--------------------------------------------------------------------------------------------
Available for Sale Portfolio             $   120,026   $        64    $       --   $ 120,090
--------------------------------------------------------------------------------------------


All mortgage-backed securities have a contractual maturity of over 10 years. The weighted average yield at March 31, 1998 is 6.76%. Although the stated final maturity of these  obligations  are  long-term,  the  weighted  average  life is generally much shorter due to prepayments. There were no sales of mortgage-backed securities for the period from January 1, 1998 through March 31, 1998.

Webster Preferred Capital Corporation

--------------------------------------------------------------------------------

NOTE 3 - RESIDENTIAL MORTGAGE LOANS

A summary of the Company's residential mortgage loans follows:

                                                                             March 31,         December 31,
                                                                               1998                 1997
-----------------------------------------------------------------------------------------------------------
                                                                              Carrying            Carrying
(In Thousands)                                                                  Amount              Amount
-----------------------------------------------------------------------------------------------------------
Fixed-Rate Loans:
         Fixed Rate 15 yr. Loans                                               $63,305             $59,631
         Fixed Rate 20 yr. Loans                                                 1,582               1,636
         Fixed Rate 25 yr. Loans                                                 1,360                 813
         Fixed Rate 30 yr. Loans                                               164,452             161,884
-----------------------------------------------------------------------------------------------------------
              Total Fixed-Rate Loans                                           230,699             223,964
-----------------------------------------------------------------------------------------------------------
Variable-Rate Loans:
         Variable Rate 15 yr. Loans                                              4,627               4,896
         Variable Rate 20 yr. Loans                                              4,379               4,004
         Variable Rate 25 yr. Loans                                              7,494               8,553
         Variable Rate 30 yr. Loans                                            403,045             393,924
-----------------------------------------------------------------------------------------------------------
               Total Variable-Rate Loans                                       419,545             411,377
-----------------------------------------------------------------------------------------------------------
        Total Residential Mortgage Loans                                      $650,244            $635,341
-----------------------------------------------------------------------------------------------------------
        Premiums and Deferred Fees on Loans, Net                                 2,213               1,831
        Less Allowance for Loan Losses                                          (1,539)             (1,538)
-----------------------------------------------------------------------------------------------------------

               Residential Mortgage Loans, Net                                $650,918            $635,634
-----------------------------------------------------------------------------------------------------------

In March 1997, Webster Bank contributed approximately $617.0 million of mortgage assets, net as part of the formation of the Company. The $617.0 million consisted of $215.8 million of fixed rate loans, $401.3 million of variable rate loans, net of premiums, deferred fees on loans and an allowance for loan losses.

NOTE 4 - MANDATORILY REDEEMABLE PREFERRED STOCK
         --------------------------------------

On December 24, 1997, the Company raised $40 million, less expenses, in a public offering of 40,000 shares of its Series A 7.375% cumulative redeemable preferred stock, liquidation preference $1,000 per share.

The Company is required to redeem all outstanding Series A Preferred Shares on January 15, 2001 at a redemption price of $1,000 per share, plus accrued and unpaid dividends.

Webster Preferred Capital Corporation

--------------------------------------------------------------------------------

The Series A Preferred Shares are not redeemable prior to January 15, 1999 except upon the occurrence of a tax event. A tax event can occur when a change in existing laws and regulations results in a substantial risk that dividends paid by the Company will no longer be fully deductible for federal income tax purposes or that dividends paid by the Company to Webster Bank will no longer be fully deductible for state income tax purposes. Upon the occurrence of a tax event, and at any time on and after January 15, 1999 through January 14, 2001, the Series A Preferred Shares may be redeemed at the option of the Company.

NOTE 5 - CAPITAL STRUCTURE
         -----------------

On December 24, 1997, the Company raised $10 million, less expenses, in a public offering of 1,000,000 shares of its Series B 8.625% cumulative redeemable preferred stock, liquidation preference $10 per share.

Dividends on the Series B Stock are payable at the rate of 8.625% per annum (an amount equal to $.8625 per annum per share), in all cases if, when and as declared by the Board of Directors of the Company. Dividends on the preferred shares are cumulative and, if declared, payable on January 15, April 15, July 15 and October 15 in each year.

NOTE 6 - COMPREHENSIVE INCOME
         --------------------

The Company adopted the provisions of Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income" as of January 1, 1998. SFAS No. 130, establishes standards for the reporting and display of comprehensive income and its components ( such as changes in net unrealized investment gains and losses). Comprehensive income includes net income and any changes in equity from non-owner sources that bypass the income statement. The purpose of reporting comprehensive income is to report a measure of all changes in equity of an enterprise that result from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners. Application of SFAS No. 130 will not impact amounts previously reported for net income or affect the comparability of previously issued financial statements.

The following table summarizes comprehensive income for the three months ended March 31, 1998 and for the period from March 17, 1997 (date of inception) to March 31, 1997:

(In Thousands)                                                             For the Period from
                                                          Three Months        March 17, 1997
                                                             Ended       (Date of Inception) to
                                                         March 31, 1998        March 31, 1997
-----------------------------------------------------------------------------------------------
Net Income                                                      $13,229                  $1,839
Other Comprehensive Income
       Unrealized gains (losses) on investments                   1,019                       -
-----------------------------------------------------------------------------------------------
       Total Comprehensive Income                               $14,248                  $1,839
-----------------------------------------------------------------------------------------------

Webster Preferred Capital Corporation

--------------------------------------------------------------------------------

NOTE 7 - ACCOUNTING STANDARDS
         --------------------

In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for the method in which public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim reports issued to shareholders. This statement requires that public business enterprises report quantitative and qualitative information about its reportable segments, including profit or loss, certain specific revenue and expense items and segment assets. This SFAS does not apply to the Company since the Company has only one reportable operating segment.

Webster Preferred Capital  Corporation

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

GENERAL
-------

Webster Preferred Capital Corporation (the "Company") is a subsidiary of Webster Bank and was incorporated in March 1997 to provide a cost-effective means of raising funds, including capital, on a consolidated basis for Webster Bank. In March 1997, Webster Bank contributed approximately $617.0 million of mortgage assets, net as part of the formation of the Company. In November 1997 and March 1998, Webster Bank contributed approximately $120.4 million and $51.8 million, respectively, in cash which the Company used to purchase mortgage-backed securities. Total assets at March 31, 1998 were $854.0 million, consisting primarily of residential mortgage loans and mortgage-backed securities.

The Company has elected to be treated as a real estate investment trust ("REIT") under the Internal Revenue Code (the "Code"), and will generally not be subject to federal income tax for as long as it maintains its qualifications as a REIT, requiring among other thing, that it currently distribute to stockholders at least 95% of its "REIT taxable income" ( not including capital gains and certain items of noncash income). The Company and Webster Bank will also benefit significantly from federal and state tax treatment of dividends paid by the Company as a result of its qualification as a REIT. The following discussion of the Company's financial condition and results of operations should be read in conjunction with the Company's financial statements and other financial data included elsewhere herein.

CHANGES IN FINANCIAL CONDITION
------------------------------

     Total assets were $854.0 million at March 31, 1998, an increase of $66.4 million from $787.6 million at December 31, 1997. The increase in total assets is primarily attributable to the purchase of additional mortgage-backed securities totaling approximately $51.7 million and to the purchase of additional residential mortgage loans. The increases were funded by a contribution from Webster Bank and net earnings.

     Total net foreclosed properties were $110,000 at March 31, 1998. There were no foreclosed properties at December 31, 1997.

     Shareholders' equity was $812.5 million at March 31, 1998 and $746.7 million at December 31, 1997.

ASSET QUALITY
-------------

The Company maintains asset quality by acquiring residential real estate loans that have been conservatively underwritten, aggressively managing nonaccrual assets and maintaining adequate reserve coverage. At March 31, 1998, residential real estate loans comprised the entire loan portfolio. The Company also invests in highly rated mortgage-backed securities.

Webster Preferred Capital  Corporation

--------------------------------------------------------------------------------

The aggregate amount of nonaccrual assets was $807,000 at March 31, 1998. The following table details the Company's nonaccrual assets:

                                                                     At March 31,          At December 31,
(In Thousands)                                                           1998                    1997
--------------------------------------------------------------------------------------------------------------
Loans Accounted for on a Nonaccrual Basis:
      Residential Fixed-Rate Loans                                   $     209              $      158
      Residential Variable-Rate Loans                                      488                   1,145
--------------------------------------------------------------------------------------------------------------
            Total Nonaccrual Loans                                         697                   1,303

      Residential Foreclosed Properties                                    110                       -
--------------------------------------------------------------------------------------------------------------
           Total Nonaccrual Assets                                   $     807              $    1,303
==============================================================================================================


At March 31, 1998 the allowance for loan losses was $1.5 million, or 220% of nonaccrual loans and 191% of total nonaccrual assets. Management believes that the allowance for loan losses is adequate to cover expected losses in the portfolio.

The net decrease in nonaccrual assets of $496,000 at March 31, 1998 as compared to the December 31, 1997 balance is due primarily to a decrease in mortgage payment delinquencies.

A detail of the change in the allowance for loan losses for the three months ended March 31, 1998 follows:

(In Thousands)                                                   At March 31, 1998
----------------------------------------------------------------------------------
Balance at Beginning of Period                                            $  1,538

Provisions Charged to Operations                                                 -

Charge-offs                                                                      -

Recoveries                                                                       1

----------------------------------------------------------------------------------
Balance at End of Period                                                  $  1,539
==================================================================================


ASSET/LIABILITY MANAGEMENT
--------------------------

The goal of the Company's asset/liability management policy is to manage interest-rate risk so as to maximize net interest income over time in changing interest-rate environments while maintaining acceptable levels of risk. The Company must provide for sufficient liquidity for daily operations. The Company prepares estimates of the level of prepayments and the effect of such prepayments on the level of future earnings due to reinvestment of funds at rates different than those that currently exist. The Company is unable to predict future fluctuations in interest rates and as such the market values of certain of the Company's financial assets are sensitive to fluctuations in market interest rates. Changes in interest rates can affect the value of its loans and other interest-earning assets. At March 31, 1998, 64.5% of the Company's residential mortgage loans were variable rate loans. The Company's management believes these residential mortgage loans are less likely to incur prepayments of principal.

Webster Preferred Capital  Corporation

--------------------------------------------------------------------------------




LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

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

While scheduled loan amortization, maturing securities, short term investments and securities repayments are predictable sources of funds, loan and mortgage-backed security prepayments are greatly influenced by general interest rates, economic conditions and competition. One of the inherent risks of investing in loans and mortgage-backed securities is the ability of such instruments to incur prepayments of principal prior to maturity at prepayment rates different than those estimated at the time of purchase. This generally occurs because of changes in market interest rates. The market values of fixed-rate loans and mortgage-backed securities are sensitive to fluctuations in market interest rates, declining in value as interest rates rise. If interest rates decrease, the market value of loans generally will tend to increase with the level of prepayments also normally increasing.

Dividends on the Series A Stock are payable at the rate of 7.375% per annum (an amount equal to $73.75 per annum per share), and the dividends on the Series B Stock are payable at the rate of 8.625% per annum (an amount equal to $.8625 per annum per share), in all cases if, when and as declared by the Board of Directors of the Company. Dividends on the preferred shares are cumulative and, if declared, payable on January 15, April 15, July 15 and October 15 in each year.

Webster Preferred Capital  Corporation

--------------------------------------------------------------------------------



RESULTS OF OPERATIONS
---------------------

GENERAL
-------

The Company reported net income of $13.0 million, or $130,130 per common share on a diluted basis for the three months ended March 31, 1988, compared to net income of $1.8 million, or $18,310 per common share on a diluted basis for the period from March 17, 1997 (date of inception) to March 31, 1997.

NET INTEREST INCOME
-------------------

Total interest income for the three months ended March 31, 1998 and the period from March 17, 1997 (date of inception) to March 31, 1997 amounted to $14.2 million, and $1.9 million, respectively. The following table shows the major categories of average interest-earning assets, their respective interest income and the rates earned by the Company:

                                                                                         THE PERIOD FROM MARCH 17, 1997 (DATE
                                        THREE MONTHS ENDED MARCH 31, 1998                  OF INCEPTION) TO MARCH 31, 1997
------------------------------------------------------------------------------------------------------------------------------------
                                        Average          Interest           Average       Average         Interest           Average
(In Thousands)                          Balance            Income             Yield       Balance           Income             Yield
------------------------------------------------------------------------------------------------------------------------------------
Mortgage Loans                         $660,600           $11,974             7.25%      $102,968           $1,852             7.19%
Mortgage-Backed Securities              127,884             2,140             6.69%             -                -                 -
Interest Bearing Deposits                 1,986                40             6.10%             -                -                 -
------------------------------------------------------------------------------------------------------------------------------------
     Total                             $790,470           $14,154             7.16%      $102,968           $1,852             7.19%
------------------------------------------------------------------------------------------------------------------------------------



PROVISION FOR LOAN LOSSES
-------------------------

There were no provisions for loan losses for the three months ended March 31, 1998 or the period from March 17, 1997 (date of inception) to March 31, 1997.

NONINTEREST EXPENSES
--------------------

Noninterest expenses for the three months ended March 31, 1998 and the period from March 17, 1997 (date of inception) to March 31, 1997 amounted to $925,924 and $13,000, respectively, and included advisory fees, dividends on Series A Preferred Stock, and amortization of start-up costs.

INCOME TAXES
------------

No income tax expense was recorded for the three months ended March 31, 1998 or the period from March 17, 1997 (date of inception) to March 31, 1997.

Webster Preferred Capital  Corporation

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------------------



The following table summarizes the estimated market value of the Company's interest-sensitive assets and interest- sensitive liabilities at March 31, 1998, and the projected change to market values if interest rates instantaneously increase or decrease by 100 basis points.

                                                                                           Estimated Market Value
                                                                                                   Impact
                                                                                           ----------------------
                                                             Book           Market
(In Thousands)                                               Value           Value          -100 BP       +100 BP
-----------------------------------------------------------------------------------------------------------------
Interest-Sensitive Assets:
     Mortgage-Backed Securities                            $171,656        $172,739          $3,680      $(5,570)
     Variable-Rate Residential Mortgage Loans               419,545         428,671           3,736       (5,370)
     Fixed-Rate Residential Mortgage Loans                  230,699         237,131           3,836       (8,456)
Interest-Sensitive Liabilities:
     Series A Preferred Stock                                40,000          40,072             992       (2,497)
-----------------------------------------------------------------------------------------------------------------

Webster Preferred Capital Corporation

                           PART II - OTHER INFORMATION



Item 1.  LEGAL PROCEEDINGS  - Not Applicable

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS  -  Not Applicable

Item 3.  DEFAULTS UPON SENIOR SECURITIES  -  Not Applicable

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - Not Applicable

Item 5.  OTHER INFORMATION  -  Not Applicable

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K  -  Not Applicable

            (a)    Exhibits

         Exhibits No.              Description
         ------------              -----------

             27                    Financial Data Schedule

             (b) No reports on Form 8-K were filed during the quarter ended March 31, 1998.

              Webster Preferred Capital Corporation

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                      WEBSTER PREFERRED CAPITAL CORPORATION
                      -------------------------------------
                                   Registrant



Date:  May 14, 1998                By:  /s/ Peter J. Swiatek
                                        ----------------------------------------
                                            Peter J. Swiatek
                                            Vice President and Treasurer
                                            Principal Financial Officer and
                                            Principal Accounting Officer

              Webster Preferred Capital Corporation

                                INDEX TO EXHIBITS

              EXHIBIT NUMBER                  DESCRIPTION
              --------------                  -----------

                    27                   Financial Data Schedule