Form 10-Q
period 1998-06-30
WEBSTER PREFERRED CAPITAL CORP
filed 1998-08-14
CIK 1047865

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]  Quarterly  Report  Pursuant  to Section 13 or 15(d) of the  Securities
             Exchange Act of 1934 For the Quarter Ended June 30, 1998

                                       or

[ ]   Transition  Report  Pursuant to Section 13 or 15(d) of the  Securities
         Exchange Act of 1934 For the transition period from       to

         Commission File Number:          0-23513

                      WEBSTER PREFERRED CAPITAL CORPORATION
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

                                      INDEX

                                                                               PAGE NO.
                                                                               --------
PART I - FINANCIAL INFORMATION

Statements of Condition at June 30, 1998 and December 31, 1997                      3

Statements  of Income for the Three Months Ended June 30, 1998 and June 30, 1997
and for the Six Months Ended June 30, 1998 and the Period from March 17, 1997
(Date of Inception) to June 30, 1997                                                4

Statements of Cash Flows for the Six Months Ended June 30, 1998 and the Period
from March 17, 1997 (Date of Inception) to June 30, 1997                            5

Condensed Notes to Financial Statements                                             6

Management's Discussion and Analysis of Financial Statements                       10

Quantitative and Qualitative Disclosures About Market Risk                         15


PART II - OTHER INFORMATION                                                        16


SIGNATURES                                                                         17


INDEX TO EXHIBITS                                                                  18

WEBSTER PREFERRED CAPITAL CORPORATION
STATEMENTS OF CONDITION (unaudited)
(Dollars in Thousands, except share data)

                                                                                June 30,            December 31,
         Assets                                                                   1998                  1997
------------------------------------------------------------------------------------------------------------------
Cash                                                                            $ 27,611               $  26,167
Mortgage-Backed Securities Available for Sale (Note 2)                           171,822                 120,090
Residential Mortgage Loans, Net (Note 3)                                         753,818                 635,634
Accrued Interest Receivable                                                        5,352                   4,525
Other Real Estate Owned                                                               86                       -
Prepaid Expenses and Other Assets                                                  1,050                   1,145
------------------------------------------------------------------------------------------------------------------
                Total Assets                                                    $959,739                $787,561
==================================================================================================================

Liabilities and Shareholders' Equity
------------------------------------------------------------------------------------------------------------------
Accrued Dividends Payable                                                       $    794                $    491
Accrued Expenses and Other Liabilities                                               610                     418
------------------------------------------------------------------------------------------------------------------
                Total Liabilities                                                  1,404                     909
==================================================================================================================

Mandatorily Redeemable Preferred Stock (Note 4)
     Series A 7.375% Cumulative Redeemable Preferred Stock
         liquidation preference $1,000 per share; par value $1.00 per share
         40,000 shares authorized, issued and outstanding                         40,000                  40,000

Shareholders' Equity (Note 5)
------------------------------------------------------------------------------------------------------------------
     Series B 8.625% Cumulative Redeemable Preferred Stock
         liquidation preference $10 per share;  par value $1.00 per share;
         1,000,000 shares authorized, issued and outstanding                       1,000                   1,000
     Common Stock, par value $.01 per share:
         Authorized - 1,000 shares
         Issued and Outstanding  - 100 shares                                          1                       1
     Paid-in Capital                                                             888,799                 745,957
     Retained Earnings                                                            27,516                       -
     Distributions in Excess of Accumulated Earnings                                   -                    (370)
     Accumulated Other Comprehensive Income                                        1,019                      64
------------------------------------------------------------------------------------------------------------------
                Total Shareholders' Equity                                       918,335                 746,652
------------------------------------------------------------------------------------------------------------------
                Total Liabilities and Shareholders' Equity                      $959,739                $787,561
==================================================================================================================

See accompanying condensed notes to financial statements

WEBSTER PREFERRED CAPITAL CORPORATION
STATEMENTS OF INCOME (unaudited)
(Dollars in Thousands, except share data)

                                                                      Three           Three            Six        For the Period
                                                                      Months          Months         Months        From March 17,
                                                                      Ended           Ended          Ended         1997 (Date of
                                                                     June 30,        June 30,       June 30,        Inception) to
                                                                       1998            1997           1998          June 30, 1997
----------------------------------------------------------------------------------------------------------------------------------
Interest Income:
Loans                                                                $ 13,140         $11,767       $ 25,114        $ 13,613
Securities                                                              2,895               -          5,075               -
----------------------------------------------------------------------------------------------------------------------------------
       Total Interest Income                                           16,035          11,767         30,189          13,613
----------------------------------------------------------------------------------------------------------------------------------
Provision For Loan Losses                                                   -               -              -               -

----------------------------------------------------------------------------------------------------------------------------------
Interest Income After Provision for Loan Losses                        16,035          11,767         30,189          13,613
----------------------------------------------------------------------------------------------------------------------------------

Noninterest Expenses:
Advisory Fee Expense Paid to Parent                                        38              39             75              52
Dividends on Mandatorily Redeemable Preferred
Stock                                                                     738               -          1,475               -
Amortization of Start-Up Costs                                            137               5            259               5
Other Noninterest Expenses                                                 33               1             63               2
----------------------------------------------------------------------------------------------------------------------------------
       Total Noninterest Expenses                                         946              45          1,872              59
----------------------------------------------------------------------------------------------------------------------------------

Income Before Taxes                                                    15,089          11,722         28,317          13,554
Income Taxes                                                                -               -              -               -
----------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                             15,089          11,722         28,317          13,554
Preferred Stock Dividends                                                 216              50            431              58
----------------------------------------------------------------------------------------------------------------------------------

Net Income Available to Common Shareholder                          $  14,873       $  11,672       $ 27,886        $ 13,496
==================================================================================================================================

Net Income Per Common Share:
           Basic                                                    $ 148,730       $ 116,720       $278,860        $134,960
           Diluted                                                  $ 148,730       $ 116,720       $278,860        $134,960
==================================================================================================================================

See accompanying condensed notes to financial statements

WEBSTER PREFERRED CAPITAL CORPORATION
STATEMENTS OF CASH FLOWS (unaudited)
(Dollars in Thousands)

                                                                                        Period from
                                                                                     March 17, 1997
                                                               Six Months Ended      (Date of Inception)
                                                                 June 30, 1998        to June 30, 1997
-----------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net Income                                                         $28,317                 $13,554
Adjustments to Reconcile Net Cash Provided (Used) by
Operating Activities:
Accretion of Securities Discount                                    (1,021)                      -
Amortization of Deferred Fees and Premiums                            (196)                    149
Increase in Accrued Interest Receivable                               (827)                 (3,751)
Increase in Accrued Liabilities                                      1,668                     216
Increase in Prepaid Expenses and Other Assets                           95                    (107)
---------------------------------------------------------------------------------------------------------
Net Cash Provided by Operating Activities                           28,036                  10,061
---------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES:
Purchase of Securities                                             (51,682)                      -
Principal Collected on Securities                                    1,927                       -
Purchase of Loans                                                 (213,655)                (25,028)
Principal Repayments of Loans, Net                                  95,580                  28,381
--------------------------------------------------------------------------------------------------------
Net Cash (Used) Provided by Investing Activities                  (167,830)                  3,353
--------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES:
Dividends Paid on  Common and Preferred Stock                       (1,603)                      -
Contributions from Webster Bank                                    142,841                       1
--------------------------------------------------------------------------------------------------------
Net Cash Provided by Financing Activities                          141,238                       1
--------------------------------------------------------------------------------------------------------

Increase in Cash and Cash Equivalents                                1,444                  13,415
Cash and Cash Equivalents at Beginning of Period                    26,167                       -
--------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period                        $ 27,611                 $13,415
--------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURES:
     Income Taxes Paid                                            $      -                 $     -
     Interest Paid                                                       -                       -

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITY:
     Transfer of Residential Mortgage Loans to Other Real
           Estate Owned                                                110                       -
     Contribution of Mortgage Assets, net by Webster Bank in
           exchange for 100 shares of common stock and 2,000 Shares
           of 10% Cumulative Non-Convertible Preferred Stock             -                 617,022

See accompanying condensed notes to financial statements

Webster Preferred Capital Corporation
CONDENSED NOTES TO FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All adjustments were of a normal recurring nature. The results of operations for the three and six month periods ended June 30, 1998 are not necessarily indicative of the results which may be expected for the year as a whole. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Webster Preferred Capital Corporation 1997 Annual Report to shareholders.

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


(In Thousands)                                          Mortgage-Backed Securities
---------------------------------------------------------------------------------------------------------
                                          Recorded     Unrealized         Unrealized            Estimated
June 30, 1998                                Value       Gains              Losses             Fair Value
---------------------------------------------------------------------------------------------------------
Available for Sale Portfolio          $    170,803       $     1,019        $         -         $ 171,822
---------------------------------------------------------------------------------------------------------


---------------------------------------------------------------------------------------------------------
                                          Recorded     Unrealized         Unrealized            Estimated
December 31, 1997                            Value        Gains             Losses             Fair Value
---------------------------------------------------------------------------------------------------------
Available for Sale Portfolio           $   120,026       $         64       $         -         $ 120,090
---------------------------------------------------------------------------------------------------------


All mortgage-backed securities have a contractual maturity of over 10 years. The weighted average yield at June 30, 1998 is 6.76%. Although the stated final maturity of these obligations are long-term, the weighted average life is generally much shorter due to scheduled repayments and prepayments. There were no sales of mortgage-backed securities for the period from January 1, 1998 through June 30, 1998.

Webster Preferred Capital Corporation

NOTE 3 - RESIDENTIAL MORTGAGE LOANS, Net


A summary of the Company's residential mortgage loans, net, follows:

                                                             June 30,         December 31,
                                                              1998                 1997
------------------------------------------------------------------------------------------
                                                             Carrying            Carrying
(In Thousands)                                                 Amount              Amount
------------------------------------------------------------------------------------------
Fixed-Rate Loans:
         Fixed Rate 15 yr. Loans                               $101,166             $59,631
         Fixed Rate 20 yr. Loans                                  1,963               1,636
         Fixed Rate 25 yr. Loans                                  1,330                 813
         Fixed Rate 30 yr. Loans                                170,154             161,884
-------------------------------------------------------------------------------------------
              Total Fixed-Rate Loans                            274,613             223,964
--------------------------------------------------------------------------------------------
Variable-Rate Loans:
         Variable Rate 15 yr. Loans                               6,203               4,896
         Variable Rate 20 yr. Loans                               4,993               4,004
         Variable Rate 25 yr. Loans                               8,511               8,553
         Variable Rate 30 yr. Loans                             457,790             393,924
--------------------------------------------------------------------------------------------
               Total Variable-Rate Loans                        477,497             411,377
--------------------------------------------------------------------------------------------

        Total Residential Mortgage Loans                       $752,110            $635,341
--------------------------------------------------------------------------------------------
         Premiums and Deferred Fees on Loans, Net                 3,090               1,831
        Less Allowance for Loan Losses                           (1,382)             (1,538)
--------------------------------------------------------------------------------------------

               Residential Mortgage Loans, Net                 $753,818            $635,634
--------------------------------------------------------------------------------------------


In March 1997, Webster Bank contributed approximately $617.0 million of mortgage assets, net as part of the formation of the Company. The $617.0 million consisted of $215.8 million of fixed rate loans, $401.3 million of variable rate loans, net of premiums, deferred fees on loans and an allowance for loan losses. In April 1998 and May 1998, Webster Bank contributed $50 million and $41 million, respectively, to the Company, which was used to purchase additional residential mortgage loans.

NOTE 4 - MANDATORILY REDEEMABLE PREFERRED STOCK

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

NOTE 6 - COMPREHENSIVE INCOME

The Company adopted the provisions of Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income" as of January 1, 1998. SFAS No. 130, establishes standards for the reporting and display of comprehensive income and its components ( such as changes in net unrealized securities gains and losses). Comprehensive income includes net income and any changes in equity from non-owner sources that bypass the income statement. The purpose of reporting comprehensive income is to report a measure of all changes in equity of an enterprise that result from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners. Application of SFAS No. 130 will not impact amounts previously reported for net income or affect the comparability of previously issued financial statements.

The following table summarizes comprehensive income for the three months ended June 30, 1998 and June 30, 1997 and the six months ended June 30, 1998 and for the period from March 17, 1997 (date of inception) to June 30, 1997:


(In Thousands)                                        Three         Three                       For the Period from
                                                      Months        Months        Six Months         March 17, 1997
                                                    Ended June    Ended June      Ended June    (Date of Inception)
                                                     30, 1998      30, 1997        30, 1998        to June 30, 1997
-------------------------------------------------------------------------------------------------------------------
Net Income                                           $15,089        $11,722          $28,317             $13,554
Other Comprehensive Income
       Unrealized gains (losses) on securities           (64)             -              955                   -
-------------------------------------------------------------------------------------------------------------------
       Total Comprehensive Income                    $15,025        $11,722          $29,272             $13,554
-------------------------------------------------------------------------------------------------------------------

Webster Preferred Capital Corporation

NOTE 7 - ACCOUNTING STANDARDS

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

In April 1998, the AICPA Accounting Standards Executive Committee issued Statement of Position 98-5, Reporting on the Costs of Start-up Activities ("SOP 98-5"). SOP 98-5 is applicable to all non-governmental entities and requires that costs of start-up activities, including organization costs, be expensed as incurred. SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998. Restatement of previously issued financial statements is not permitted. Initial application of the SOP should be as of the beginning of the fiscal year in which the SOP is first adopted and the unamortized portion of previously capitalized start-up costs should be written off and reported as the cumulative effect of a change in accounting principle. The Company does expect the adoption of SOP 98-5 to have a material impact on its operations.

Webster Preferred Capital  Corporation

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL STATEMENTS

GENERAL

Webster Preferred Capital Corporation (the "Company") is a subsidiary of Webster Bank and was incorporated in March 1997 to provide a cost-effective means of raising funds, including capital, on a consolidated basis for Webster Bank. In March 1997, Webster Bank contributed approximately $617.0 million of mortgage assets, net as part of the formation of the Company. In November 1997, March 1998, April 1998, and May 1998, Webster Bank contributed approximately $120.4 million, $51.8 million, $50 million, and $41 million, respectively, in cash which the Company used to purchase mortgage-backed securities and residential mortgage loans. Total assets at June 30, 1998 were $959.7 million, consisting primarily of residential mortgage loans and mortgage-backed securities.

The Company has elected to be treated as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986 (the "Code"), and will generally not be subject to federal income tax for as long as it maintains its qualifications as a REIT, requiring among other things, that it currently distribute to stockholders at least 95% of its "REIT taxable income" ( not including capital gains and certain items of noncash income). The following discussion of the Company's financial condition and results of operations should be read in conjunction with the Company's financial statements and other financial data included elsewhere herein.

During the second quarter, the Board of Directors of the Company authorized management of the Company to pursue a voluntary dissolution. However, no action in that regard has been taken by the Company, pending the evaluation of Webster Bank, as well as the Company. Any such voluntary dissolution would be subject to applicale provisions of Connecticut law (e.g., receipt of stockholder approval) as well as the terms of the Copany's Series A 7.375% Cumulative Redeemable Preferred Stock, par value $1.00 per share, and the Company's Series B 8.625% Cumulative Redeemable Preferred Stock, par value $1.00 per share.

In May 1998, legislation was passed in Connecticut that allows financial institutions to establish Mortgage Passive Investment Company ("PIC") subsidiaries beginning in 1999. The use of a PIC subsidiary by Connecticut-based financial institutions such as Webster Bank, can significantly reduce or eliminate state income tax expense of such financial institutions. Webster Bank will evaluate the benefits, if any, of the establishment of a PIC. The ability to form a PIC is an alternative to Webster Bank increasing or maintaining its investment in the Company.

CHANGES IN FINANCIAL CONDITION

         Total assets were $959.7 million at June 30, 1998, an increase of $172.1 million from $787.6 million at December 31, 1997. The increase in total assets is primarily attributable to the purchase of additional mortgage-backed securities of $51.7 million and to the purchase of additional residential mortgage loans of $213.7 million, offset by loan repayments of $95 million. The increases were funded by contributions from Webster Bank and net earnings. Total net foreclosed properties were $86,000 at June 30, 1998. There were no foreclosed properties at December 31, 1997. Shareholders' equity was $918.3 million at June 30, 1998 and $746.7 million at December 31, 1997.

ASSET QUALITY

The Company maintains asset quality by acquiring residential real estate loans that have been conservatively underwritten, aggressively managing nonaccrual assets and maintaining adequate reserve coverage. At June 30, 1998, residential real estate loans comprised the entire loan portfolio. The Company also invests in highly rated mortgage-backed securities.

Webster Preferred Capital  Corporation

The aggregate amount of nonaccrual loans was $1,015,777 at June 30, 1998. The following table details the Company's nonaccrual assets:

                                                          At June 30,     At December 31,
(In Thousands)                                                1998              1997
--------------------------------------------------------------------------------------------
Loans Accounted for on a Nonaccrual Basis:
      Residential Fixed-Rate Loans                       $   104            $     158
      Residential Variable-Rate Loans                        911                1,145
--------------------------------------------------------------------------------------------
            Total Nonaccrual Loans                         1,015                1,303
      Residential Foreclosed Properties                       86                    -
--------------------------------------------------------------------------------------------
           Total Nonaccrual Assets                       $ 1,101            $   1,303
============================================================================================


At June 30, 1998 the allowance for loan losses was $1.4 million, or 136% of nonaccrual loans and 126% of total nonaccrual assets. Management believes that the allowance for loan losses is adequate to cover expected losses in the portfolio.

The net decrease in nonaccrual assets of $203,000 at June 30, 1998 as compared to the December 31, 1997 balance is due primarily to the reduction of nonaccrual loans.

A detail of the change in the allowance for loan losses for the six months ended June 30, 1998 follows:

(In Thousands)                                     At June 30, 1998
---------------------------------------------------------------------
Balance at Beginning of Period                        $  1,538
Provisions Charged to Operations                             -
Charge-offs                                               (157)
Recoveries                                                   1
---------------------------------------------------------------------
Balance at End of Period                              $  1,382
=====================================================================


ASSET/LIABILITY MANAGEMENT

The goal of the Company's asset/liability management policy is to manage interest-rate risk so as to maximize net interest income over time in changing interest-rate environments while maintaining acceptable levels of risk. The Company must provide for sufficient liquidity for daily operations. The Company prepares estimates of the level of prepayments and the effect of such prepayments on the level of future earnings due to reinvestment of funds at rates different than those that currently exist. The Company is unable to predict future fluctuations in interest rates and as such the market values of certain of the Company's financial assets are sensitive to fluctuations in market interest rates. Changes in interest rates can affect the value of its loans and other interest-earning assets. At June 30, 1998, 63.5% of the Company's residential mortgage loans were variable rate loans. The Company believes these residential mortgage loans are less likely to incur prepayments of principal.

Webster Preferred Capital  Corporation

LIQUIDITY AND CAPITAL RESOURCES

The primary sources of liquidity for the Company are net cash flows from operating activities, investing activities and financing activities. Net cash flows from operating activities primarily include net income, net changes in prepaid expenses and other assets, accrued interest receivable and adjustments for noncash items such as amortization of deferred fees and premiums, and mortgage-backed securities net amortization and accretion. Net cash flows from investing activities primarily include the purchase and repayments of residential real estate loans and mortgage backed securities that are classified as available for sale. Net cash flows from financing activities primarily include net changes in capital generally related to stock issuances, contributions from Webster Bank and dividend payments.

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

Webster Preferred Capital  Corporation

RESULTS OF OPERATIONS

GENERAL

The Company reported net income of $28.3 million, or $278,860 per common share on a diluted basis for the six months ended June 30, 1998, compared to net income of $13.6 million, or $134,960 per common share on a diluted basis for the period from March 17, 1997 (date of inception) to June 30, 1997.

NET INTEREST INCOME

Total interest income for the six months ended June 30, 1998 and the period from March 17, 1997 (date of inception) to June 30, 1997 amounted to $30.2 million, and $13.6 million, respectively. The following table shows the major categories of average interest-earning assets, their respective interest income and the rates earned by the Company:

                                    THREE MONTHS ENDED JUNE 30, 1998           THREE MONTHS ENDED JUNE 30, 1997
-----------------------------------------------------------------------------------------------------------------
                                   Average       Interest        Average        Average    Interest      Average
(In Thousands)                     Balance         Income          Yield        Balance     Income         Yield
-----------------------------------------------------------------------------------------------------------------
Mortgage Loans                    $750,944        $13,140          7.00%       $623,575     $11,767         7.56%
Mortgage-Backed Securities         172,233          2,882          6.69%              -           -             -
Interest Bearing Deposits              929             13          5.60%              -           -             -
-----------------------------------------------------------------------------------------------------------------
     Total                        $924,106        $16,035          6.94%       $623,575     $11,767         7.56%
=================================================================================================================


                                                                        THE PERIOD FROM MARCH 17, 1997 (DATE
                                   SIX MONTHS ENDED JUNE 30, 1998          OF INCEPTION) TO JUNE 30, 1997
------------------------------------------------------------------------------------------------------------
                                 Average     Interest       Average        Average      Interest     Average
(In Thousands)                   Balance       Income         Yield        Balance        Income       Yield
------------------------------------------------------------------------------------------------------------
Mortgage Loans                  $706,022      $25,114         7.11%       $364,711       $13,613       7.48%
Mortgage-Backed Securities       150,902        5,033         6.64%              -             -           -
Interest Bearing Deposits          1,454           42         5.78%              -             -           -
------------------------------------------------------------------------------------------------------------
     Total                      $858,378      $30,189         7.03%       $364,711       $13,613       7.48%
============================================================================================================

Webster Preferred Capital  Corporation

PROVISION FOR LOAN LOSSES

There were no provisions for loan losses for the six months ended June 30, 1998 or the period from March 17, 1997 (date of inception) to June 30, 1997.

NONINTEREST EXPENSES

Noninterest expenses for the six months ended June 30, 1998 and the period from March 17, 1997 (date of inception) to June 30, 1997 amounted to $1,872,000 and $59,000, respectively, and included advisory fees, dividends on Series A Preferred Stock, and amortization of start-up costs.

INCOME TAXES

No income tax expense was recorded for the six months ended June 30, 1998 or the period from March 17, 1997 (date of inception) to June 30, 1997.

Webster Preferred Capital  Corporation

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following table summarizes the estimated market value of the Company's interest-sensitive assets and interest- sensitive liabilities at June 30, 1998, and the projected change to market values if interest rates instantaneously increase or decrease by 100 basis points.

                                                                                 Estimated Market Value
                                                                                          Impact
                                                    Book         Market    ---------------------------
(In Thousands)                                      Value        Value      -100 BP      +100 BP
-------------------------------------------------------------------------------------------------------
Interest-Sensitive Assets:
     Mortgage-Backed Securities                    $170,803     $171,822       $3,430     $(5,334)
     Variable-Rate Residential Mortgage Loans       477,497      487,237        5,089      (7,225)
     Fixed-Rate Residential Mortgage Loans          274,613      281,475        3,999      (8,997)
Interest-Sensitive Liabilities:
     Series A Preferred Stock                        40,000       39,168        1,455      (2,425)
--------------------------------------------------------------------------------------------------------

Webster Preferred Capital Corporation

                           PART II - OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS  - Not Applicable

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS  -  Not Applicable

Item 3.  DEFAULTS UPON SENIOR SECURITIES  -  Not Applicable

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              The Company held an annual meeting of stockholders on April 7, 1998. Each of the Company's three directors, John V. Brennan, Harriet Munrett Wolfe and Ross M. Strickland, was elected at the meeting, and each such director received 100 votes cast for election (which votes constitute 100% of the issued and outstanding common stock).

Item 5.  OTHER INFORMATION - Not Applicable

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

      Exhibit No.      Description
      -----------      -----------

          27            Financial Data Schedule

         (b) No reports on Form 8-K were filed during the quarter ended June 30, 1998.

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

                                   WEBSTER PREFERRED CAPITAL CORPORATION
                                   -------------------------------------
                                                  Registrant


Date:   August 7, 1998             By:       /s/ Peter J. Swiatek
                                             ---------------------
                                             Peter J. Swiatek
                                             Vice President and Treasurer
                                             Principal Financial Officer
                                             Principal Accounting Officer

Webster Preferred Capital Corporation


                                INDEX TO EXHIBITS




              EXHIBIT NUMBER                 DESCRIPTION
              --------------                 -----------

                  27                      Financial Data Schedule