Form 10-Q
period 1998-09-30
WEBSTER PREFERRED CAPITAL CORP
filed 1998-11-13
CIK 1047865

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 For the Quarter Ended September 30, 1998

                                       or

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

WEBSTER PREFERRED CAPITAL CORPORATION

                                      INDEX

                                                                                           PAGE NO.
                                                                                           --------
PART I - FINANCIAL INFORMATION

Statements of Condition at September 30, 1998 and December 31, 1997                           3

Statements of Income for the Three Months Ended September 30, 1998 and September
30, 1997 and for the Nine Months  Ended  September  30, 1998 and the Period from
March 17, 1997 (Date of Inception) to September 30, 1997                                      4

Statements of Cash Flows for the Nine Months Ended September 30, 1998 and the Period
from March 17, 1997 (Date of Inception) to September 30, 1997                                 5

Condensed Notes to Financial Statements                                                       6

Management's Discussion and Analysis of Financial Statements                                 11


Quantitative and Qualitative Disclosures About Market Risk                                   17

Forward Looking Statement                                                                    17


PART II - OTHER INFORMATION                                                                  18

SIGNATURES                                                                                   19

INDEX TO EXHIBITS                                                                            20

WEBSTER PREFERRED CAPITAL CORPORATION
STATEMENTS OF CONDITION (unaudited)
(Dollars in Thousands, except share data)

                                                                                     September 30,    December 31,
         Assets                                                                          1998,            1997
--------------------------------------------------------------------------------------------------------------------
Cash                                                                                      $ 11,187        $  26,167
Interest Bearing Deposits                                                                      525                -
Mortgage-Backed Securities Available for Sale (Note 2)                                     122,342          120,090
Residential Mortgage Loans, Net (Note 3)                                                   796,777          635,634
Accrued Interest Receivable                                                                  5,466            4,525
Other Real Estate Owned                                                                          -                -
Prepaid Expenses and Other Assets (Note 7)                                                     913            1,145
--------------------------------------------------------------------------------------------------------------------
                Total Assets                                                              $937,210        $ 787,561
=====================================================================================================================


Liabilities and Shareholders' Equity
--------------------------------------------------------------------------------------------------------------------
Accrued Dividends Payable                                                                $    794        $      491
Accrued Expenses and Other Liabilities                                                        232               418
--------------------------------------------------------------------------------------------------------------------
                Total Liabilities                                                           1,026               909
--------------------------------------------------------------------------------------------------------------------

Mandatorily Redeemable Preferred Stock (Note 4)
     Series A 7.375% Cumulative Redeemable Preferred Stock
         liquidation preference $1,000 per share; par value $1.00 per share;  40,000
         shares authorized, issued and outstanding                                         40,000            40,000


Shareholders' Equity (Note 5)
--------------------------------------------------------------------------------------------------------------------
     Series B 8.625% Cumulative Redeemable Preferred Stock
         liquidation preference $10 per share;  par value $1.00 per share;  1,000,000
         shares authorized, issued and outstanding                                          1,000             1,000
     Common Stock, par value $.01 per share:
         Authorized - 1,000 shares
         Issued and Outstanding  - 100 shares                                                   1                 1
     Paid-in Capital                                                                      888,799           745,957
     Retained Earnings                                                                      4,636                 -
     Distributions in Excess of Accumulated Earnings                                            -              (370)
     Accumulated Other Comprehensive Income                                                 1,748                64
--------------------------------------------------------------------------------------------------------------------
                Total Shareholders' Equity                                                896,184           746,652
--------------------------------------------------------------------------------------------------------------------
                Total Liabilities and Shareholders' Equity                               $937,210         $ 787,561
=====================================================================================================================


See accompanying condensed notes to financial statements

WEBSTER PREFERRED CAPITAL CORPORATION
STATEMENTS OF INCOME (unaudited)
(Dollars in Thousands, except share data)

                                                                                                                  For the Period
                                                                                                                   From March 17,
                                                         Three Months        Three Months     Nine Months          1997 (Date of
                                                             Ended               Ended           Ended             Inception) to
                                                         September 30,       September 30,   September 30,         September 30,
                                                             1998                1997            1998                  1997
                                                    --------------------------------------------------------------------------------
Interest Income:
Loans                                                      $ 13,412             $11,790        $ 38,526           $ 25,403
Securities                                                    2,746                   -           7,821                  -
------------------------------------------------------------------------------------------------------------------------------
       Total Interest Income                                 16,158              11,790          46,347             25,403
------------------------------------------------------------------------------------------------------------------------------
Provision For Loan Losses                                       150                   -             150                  -

------------------------------------------------------------------------------------------------------------------------------
Interest Income After Provision for Loan Losses              16,008              11,790          46,197             25,403
------------------------------------------------------------------------------------------------------------------------------
Noninterest Income:
Gain on Sale of Securities                                      261                   -             261                 -
------------------------------------------------------------------------------------------------------------------------------
       Total Noninterest Income                                 261                   -             261                 -
------------------------------------------------------------------------------------------------------------------------------

Noninterest Expenses:
Advisory Fee Expense Paid to Parent                              38                  38             113                90
Dividends on Mandatorily Redeemable
  Preferred Stock                                               738                   -           2,213                 -
Amortization of Start-Up Costs (Note 7)                         137                   7             396                12
Other Noninterest Expenses                                       20                   6              83                 8
------------------------------------------------------------------------------------------------------------------------------
       Total Noninterest Expenses                               933                  51           2,805               110
------------------------------------------------------------------------------------------------------------------------------

Income Before Taxes                                          15,336              11,739          43,653            25,293
Income Taxes                                                      -                   -               -                 -
------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                   15,336              11,739          43,653            25,293
Preferred Stock Dividends                                       216                  50             647               108
------------------------------------------------------------------------------------------------------------------------------

Net Income Available to Common Shareholder                $  15,120           $  11,689        $ 43,006          $ 25,185
=============================================================================================================================

Net Income Per Common Share:
           Basic                                          $ 151,200           $ 116,890        $430,060          $251,850
           Diluted                                        $ 151,200           $ 116,890        $430,060          $251,850
=============================================================================================================================


See accompanying condensed notes to financial statements

WEBSTER PREFERRED CAPITAL CORPORATION
STATEMENTS OF CASH FLOWS (unaudited)
(Dollars in Thousands)

                                                                                          For the Period from
                                                                                             March 17, 1997
                                                                Nine Months Ended        (Date of Inception) to
                                                               September 30, 1998          September 30, 1997
-----------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net Income                                                          $43,653                      $25,293
Adjustments to Reconcile Net Cash Provided (Used) by
Operating Activities:
Provision for Loan Losses                                               150                            -
Accretion of Securities Discount                                     (1,558)                           -
Amortization of Deferred Fees and Premiums                            1,048                          242
Gains on Sale of Securities                                            (261)                           -
Increase in Accrued Interest Receivable                                (941)                      (3,935)
Increase in Accrued Liabilities                                       2,026                          284
Increase (Decrease) in Prepaid Expenses and Other Assets                232                         (101)
---------------------------------------------------------------------------------------------------------
Net Cash Provided by Operating Activities                            44,349                       21,783
---------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
Purchase of Securities                                              (51,682)                           -
Principal Collected on Securities                                     3,852                            -
Proceeds from Sales of Securities                                    49,083                            -
Increase in Interest Bearing Deposits                                  (525)                           -
Purchase of Loans                                                  (306,332)                     (60,330)
Principal Repayments of Loans, Net                                  143,990                       51,488
---------------------------------------------------------------------------------------------------------
Net Cash Used by Investing Activities                              (161,614)                      (8,842)
--------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
Dividends Paid on  Common and Preferred Stock                       (40,556)                           -
Contributions from Webster Bank                                     142,841                            1
--------------------------------------------------------------------------------------------------------
Net Cash Provided by Financing Activities                           102,285                            1
--------------------------------------------------------------------------------------------------------
Increase (Decrease) in Cash and Cash Equivalents                    (14,980)                      12,942
Cash and Cash Equivalents at Beginning of Period                     26,167                            -
--------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period                          $11,187                      $12,942
---------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURES:
     Income Taxes Paid                                              $    -                      $      -
     Interest Paid                                                       -                             -
SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITY:
     Transfer of Residential Mortgage Loans to Other
       Real Estate Owned                                                 -                             -
     Contribution of Mortgage Assets, net by Webster Bank in
      exchange for 100  shares of common stock and 2,000 Shares
      of 10% Cumulative Non-Convertible Preferred Stock                 -                        617,022

See accompanying condensed notes to financial statements

WEBSTER PREFERRED CAPITAL CORPORATION


CONDENSED NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All adjustments were of a normal recurring nature. The results of operations for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results which may be expected for the year as a whole. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Webster Preferred Capital Corporation 1997 Annual Report to shareholders.

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

(In Thousands)                                    Mortgage-Backed Securities
--------------------------------------------------------------------------------------
                                   Recorded   Unrealized    Unrealized     Estimated
September 30, 1998                    Value     Gains         Losses      Fair Value
--------------------------------------------------------------------------------------
Available for Sale Portfolio      $  120,594    $  1,748     $   -       $ 122,342
--------------------------------------------------------------------------------------


---------------------------------------------------------------------------------------
                                   Recorded   Unrealized    Unrealized     Estimated
December 31, 1997                     Value      Gains        Losses      Fair Value
--------------------------------------------------------------------------------------
Available for Sale Portfolio      $  120,026    $     64     $   -       $ 120,090
--------------------------------------------------------------------------------------


All mortgage-backed securities have a contractual maturity of over 10 years. The weighted average yield at September 30, 1998 is 6.73%. Although the stated final maturity of these obligations are long-term, the weighted average life is much shorter due to scheduled repayments and prepayments. Gains and losses on the sales of securities are recorded using the specific identification method.

WEBSTER PREFERRED CAPITAL CORPORATION

--------------------------------------------------------------------------------


NOTE 3 - RESIDENTIAL MORTGAGE LOANS, Net


A summary of the Company's residential mortgage loans, net, follows:

                                                     September 30,     December 31,
                                                       1998               1997
-------------------------------------------------------------------------------------
                                                     Carrying          Carrying
(In Thousands)                                         Amount            Amount
-------------------------------------------------------------------------------------
Fixed-Rate Loans:
         Fixed Rate 15 yr. Loans                       $106,570           $59,631
         Fixed Rate 20 yr. Loans                          1,969             1,636
         Fixed Rate 25 yr. Loans                          1,301               813
         Fixed Rate 30 yr. Loans                        181,724           161,884
-------------------------------------------------------------------------------------
              Total Fixed-Rate Loans                    291,564           223,964
-------------------------------------------------------------------------------------
Variable-Rate Loans:
         Variable Rate 15 yr. Loans                       5,750             4,896
         Variable Rate 20 yr. Loans                       4,808             4,004
         Variable Rate 25 yr. Loans                       8,403             8,553
         Variable Rate 30 yr. Loans                     484,370           393,924
-------------------------------------------------------------------------------------
               Total Variable-Rate Loans                503,331           411,377
-------------------------------------------------------------------------------------

        Total Residential Mortgage Loans               $794,895          $635,341
-------------------------------------------------------------------------------------
        Premiums and Deferred Fees on Loans, Net          3,414             1,831
        Less Allowance for Loan Losses                   (1,532)           (1,538)
-------------------------------------------------------------------------------------
               Residential Mortgage Loans, Net         $796,777          $635,634
-------------------------------------------------------------------------------------


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


NOTE 5 - CAPITAL STRUCTURE

All of the Company's common stock is owned by Webster Bank, which has contributed $880.2 million of capital.

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

See also Note 4 as to the Company's Series A Preferred Shares.

WEBSTER PREFERRED CAPITAL CORPORATION

--------------------------------------------------------------------------------


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

The following table summarizes comprehensive income for the three months ended September 30, 1998 and September 30, 1997 and the nine months ended September 30, 1998 and for the period from March 17, 1997 (date of inception) to September 30, 1997:


(In Thousands)                                                                                              For the Period
                                                                                                            from March 17,
                                                    Three Months       Three Months      Nine Months        1997 (Date of
                                                       Ended              Ended             Ended           Inception) to
                                                   September 30,      September 30,     September 30,       September 30,
                                                        1998               1997              1998                1997
---------------------------------------------------------------------------------------------------------------------------
Net Income                                            $15,336            $11,739            $43,653            $25,293
Other Comprehensive Income:
         Unrealized gains on securities                   990                  -              1,945                  -
         Less reclassification adjustment for
                 gains included in net income             261                  -                261
---------------------------------------------------------------------------------------------------------------------------
Other Comprehensive Income                                729                  -              1,684
---------------------------------------------------------------------------------------------------------------------------
      Total Comprehensive Income                      $16,065            $11,739            $45,337            $25,293
===========================================================================================================================

WEBSTER PREFERRED CAPITAL CORPORATION

--------------------------------------------------------------------------------


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

In April 1998, the AICPA Accounting Standards Executive Committee issued Statement of Position 98-5, Reporting on the Costs of Start-up Activities ("SOP 98-5"). SOP 98-5 is applicable to all non-governmental entities and requires that costs of start-up activities, including organization costs, be expensed as incurred. SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998. Restatement of previously issued financial statements is not permitted. Initial application of the SOP should be as of the beginning of the fiscal year in which the SOP is first adopted and the unamortized portion of previously capitalized start-up costs should be written off and reported as the cumulative effect of a change in accounting principle. The Company will write off on or about January 1, 1999, approximately $774,000 due to the adoption of SOP 98-5.

WEBSTER PREFERRED CAPITAL  CORPORATION


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


GENERAL

Webster Preferred Capital Corporation (the "Company") is a subsidiary of Webster Bank and was incorporated in March 1997 to provide a cost-effective means of raising funds, including capital, on a consolidated basis for Webster Bank. In March 1997, Webster Bank contributed approximately $617.0 million of mortgage assets, net as part of the formation of the Company. In November 1997, March 1998, April 1998, and May 1998, Webster Bank contributed approximately $120.4 million, $51.8 million, $50 million, and $41 million, respectively, in cash which the Company used to purchase mortgage-backed securities and residential mortgage loans. Total assets at September 30, 1998 were $937.2 million, consisting primarily of residential mortgage loans and mortgage-backed securities.

The Company has elected to be treated as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986 (the "Code"), and will generally not be subject to federal income tax for as long as it maintains its qualifications as a REIT, requiring among other things, that it currently distribute to stockholders at least 95% of its "REIT taxable income" (not including capital gains and certain items of noncash income). The following discussion of the Company's financial condition and results of operations should be read in conjunction with the Company's financial statements and other financial data included elsewhere herein.

During the second quarter, the Board of Directors of the Company authorized management of the Company to pursue a voluntary dissolution. In November 1998, prior to any action having been taken in that regard, the Board of Directors of the Company determined that a dissolution of the Company was not advisable.

In May 1998, legislation was passed in Connecticut that allows financial institutions to establish Mortgage Passive Investment Company ("PIC") subsidiaries beginning in 1999. The use of a PIC subsidiary by Connecticut-based financial institutions such as Webster Bank, can significantly reduce or eliminate state income tax expense of such financial institutions. Webster Bank is evaluating the benefits, if any, of the establishment of a PIC. The ability to form a PIC is an alternative to Webster Bank increasing or maintaining its investment in the Company.

CHANGES IN FINANCIAL CONDITION

Total assets were $937.2 million at September 30, 1998, an increase of $149.6 million from $787.6 million at December 31, 1997. The increase in total assets is primarily attributable to the purchase of additional mortgage-backed securities of $51.7 million, offset by the sale of mortgage-backed securities of $49 million, and to the purchase of additional residential mortgage loans of $303.7 million, offset by loan repayments of $143.9 million. The increases were funded by contributions from Webster Bank and net earnings. Shareholders' equity was $896.1 million at September 30, 1998 and $746.7 million at December 31, 1997.

ASSET QUALITY

The Company maintains asset quality by acquiring residential real estate loans that have been conservatively underwritten, aggressively managing nonaccrual assets and maintaining adequate reserve coverage. At September 30, 1998, residential real estate loans comprised the entire loan portfolio. The Company also invests in highly rated mortgage-backed securities.

WEBSTER PREFERRED CAPITAL  CORPORATION

--------------------------------------------------------------------------------


The aggregate amount of nonaccrual loans was $807,906 at September 30, 1998. The following table details the Company's nonaccrual assets:

                                              At September 30,   At December 31,
(In Thousands)                                      1998                1997
--------------------------------------------------------------------------------
Loans Accounted for on a Nonaccrual Basis:

      Residential Fixed-Rate Loans                    $   71     $     158
      Residential Variable-Rate Loans                    737         1,145
--------------------------------------------------------------------------------
            Total Nonaccrual Loans                       808         1,303
      Residential Foreclosed Properties                    -             -
--------------------------------------------------------------------------------
           Total Nonaccrual Assets                    $  808     $   1,303
================================================================================


At September 30, 1998 the allowance for loan losses was $1.5 million, or 189% of total nonaccrual assets. Management believes that the allowance for loan losses is adequate to cover expected losses in the portfolio.

The net decrease in nonaccrual assets of $495,000 at September 30, 1998 as compared to the December 31, 1997 balance is due to the reduction of nonaccrual loans through a sale of such loans.

A detail of the change in the allowance for loan losses for the nine months ended September 30, 1998 follows:

(In Thousands)                                   At September 30, 1998
----------------------------------------------------------------------
Balance at Beginning of Period                         $  1,538
Provisions Charged to Operations                            150
Charge-offs                                                (157)
Recoveries                                                    1
----------------------------------------------------------------------
Balance at End of Period                               $  1,532
======================================================================

ASSET/LIABILITY MANAGEMENT

The goal of the Company's asset/liability management policy is to manage interest-rate risk so as to maximize net interest income over time in changing interest-rate environments while maintaining acceptable levels of risk. The Company must provide for sufficient liquidity for daily operations. The Company prepares estimates of the level of prepayments and the effect of such prepayments on the level of future earnings due to reinvestment of funds at rates different than those that currently exist. The Company is unable to predict future fluctuations in interest rates and as such the market values of certain of the Company's financial assets are sensitive to fluctuations in market interest rates. Changes in interest rates can affect the value of its loans and other interest-earning assets. At September 30, 1998, 63.3% of the Company's residential mortgage loans were variable rate loans. The Company believes these residential mortgage loans are less likely to incur prepayments of principal.

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

WEBSTER PREFERRED CAPITAL  CORPORATION

--------------------------------------------------------------------------------


RESULTS OF OPERATIONS

GENERAL

The net income available to common shareholders reported by the Company for the three and nine months period ended September 30, 1998 was $15.1 million and $43.0 million, respectively, or $151,200 and $430,060, respectively, per common share on a diluted basis, compared to net income available to common shareholders for the three months ended September 30, 1997 and for the period from March 17, 1997 (date of inception) to September 30, 1997 which amounted to $11.7 million and $25.2 million, respectively, or $116,890 and $251,850, respectively, per common share on a diluted basis.

 NET INTEREST INCOME

Total interest income for the three and nine months ended September 30, 1998 was $16.2 million, and $46.3 million respectively, compared to the income for the three months ended September 30, 1997 and for the period from March 17, 1997 (date of inception) to September 30, 1997 which amounted to $11.8 million, and $25.4 million, respectively. The following table shows the major categories of average interest-earning assets, their respective interest income and the rates earned by the Company:


                                         THREE MONTHS ENDED SEPT. 30, 1998          THREE MONTHS ENDED SEPT. 30, 1997
----------------------------------------------------------------------------------------------------------------------
                                      Average      Interest        Average        Average      Interest      Average
(In Thousands)                        Balance        Income          Yield        Balance        Income        Yield
----------------------------------------------------------------------------------------------------------------------
Mortgage Loans                       $783,696       $13,412          6.85%       $623,527       $11,790          7.56%
Mortgage-Backed Securities            150,367         2,516          6.69%              -             -              -
Interest Bearing Deposits              20,066           229          4.57%              -             -              -
----------------------------------------------------------------------------------------------------------------------
     Total                           $954,129       $16,157          6.77%       $623,527       $11,790          7.56%
----------------------------------------------------------------------------------------------------------------------


                                                                                 THE PERIOD FROM MARCH 17, 1997 (DATE
                                         NINE MONTHS ENDED SEPT.  30, 1998          OF INCEPTION) TO SEPT. 30, 1997
----------------------------------------------------------------------------------------------------------------------
                                      Average      Interest        Average        Average      Interest        Average
(In Thousands)                        Balance        Income          Yield        Balance        Income          Yield
----------------------------------------------------------------------------------------------------------------------
Mortgage Loans                       $732,197       $38,526          7.02%       $451,918       $25,403          7.49%
Mortgage-Backed Securities            149,845         7,521          6.69%              -             -              -
Interest Bearing Deposits               8,667           300          4.58%              -             -              -
----------------------------------------------------------------------------------------------------------------------
     Total                           $890,709       $46,347          6.94%       $451,918       $25,403          7.49%
----------------------------------------------------------------------------------------------------------------------

WEBSTER PREFERRED CAPITAL  CORPORATION

--------------------------------------------------------------------------------


PROVISION FOR LOAN LOSSES

There were $150,000 in provisions for loan losses for the three and nine months ended September 30, 1998. The provision for loan losses reflects the sizable increase in the company's total residential mortgage loan portfolio and related credit risks. There were no provisions for the three months ended September 30, 1997 or for the period from March 17, 1997 (date of inception) to September 30, 1997.

NONINTEREST EXPENSES

Noninterest expenses for the three and nine months ended September 30, 1998 amounted to $933,000 and $2,805,000, respectively, compared to the noninterest expenses for the three months ended September 30, 1997 and the period from March 17, 1997 (date of inception) to September 30, 1997 which amounted to $51,000 and $110,000, respectively. Noninterest expenses included advisory fees, dividends on Series A Preferred Stock, and amortization of start-up costs.

INCOME TAXES

No income tax expense was recorded for the three or nine months ended September 30, 1998 nor for the three months ended September 1997 or the period from March 17, 1997 (date of inception) to September 30, 1997. The Company has elected to be treated as a REIT under Section 856 through 860 under the Internal Revenue Code, commencing with its taxable year ending December 31, 1997. As a REIT, the Company generally will not be subject to federal income tax on net income and capital gains that it distributes to the holders of its Common Stock and Preferred Stock.

YEAR 2000

The "Year 2000" issue refers to the potential impact of the failure of computer programs and equipment to give proper recognition of dates beyond December 31, 1999 and other issues related to the Year 2000 century date change.

I.  THE COMPANY'S STATE OF READINESS

The Company has assessed the issues regarding Year 2000 and since the Company depends on Webster Bank as Advisor and Servicer, as agreed upon in the Advisory Service Agreement and the Master Service Agreement, the Company will be reliant on Webster Bank and its parent company, Webster Financial Corporation ("Webster"), to ensure proper date recognition. The Company has reviewed documentation provided by Webster and has determined that Webster is taking the appropriate steps to become Year 2000 compliant.

II.  THE COSTS TO ADDRESS THE COMPANY'S YEAR 2000 ISSUES

The Company currently pays a monthly servicing and managerial fee to Webster as agreed upon in the Advisory Service Agreement and the Master Service Agreement. The Company should not incur any costs associated with Year 2000 issues that are not covered under the Advisory Service Agreement and the Master Service Agreement. The Advisory Service Agreement and the Master Service Agreement include technical support, and administrative services, in which Webster monitors and supervises the performance of all parties who have contracts to perform services for the Company.

WEBSTER PREFERRED CAPITAL  CORPORATION

--------------------------------------------------------------------------------

III.  THE RISKS OF THE COMPANY'S YEAR 2000 ISSUES

The Company is in the process of identifying and evaluating potential Year 2000 related worst case scenarios that could result from 1) Webster's failure to identify, test, and validate all critical date dependent applications and embedded microchips that affect core business processes and 2) the failure of external forces, such as third party vendors, and utilities, to have properly remediated their systems.

Potential worst case scenarios being addressed, include: extended electrical power outage, extended telephone communication outage, and excessive media hype and community fear.

The Company is unable to estimate lost revenue related to Year 2000 issues due to the uncertainties of the impact and effects of external forces and their potential extended disruptions.


IV.  THE COMPANY'S CONTINGENCY PLANS

A contingency plan is being drafted by the Company to address each identified potential worst case scenario. Alternative solutions for business resumption and approaches to minimize the impact of each scenario are being formulated.
Proposed approaches to address potential scenarios include: designating alternate offices as emergency locations with alternate power sources and identifying alternate communication methods.


AVAILABILITY OF WEBSTER'S DISCLOSURE

Webster's Year 2000 disclosures are available in detail in its September 30, 1998, Form 10-Q.

WEBSTER PREFERRED CAPITAL  CORPORATION


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------------------


The following table summarizes the estimated market value of the Company's interest-sensitive assets and interest- sensitive liabilities at September 30, 1998, and the projected change to market values if interest rates instantaneously increase or decrease by 100 basis points.

                                                                           Estimated Market
                                                                             Value Impact
                                                Book            Market -------------------------
(In Thousands)                                  Value            Value     -100 BP      +100 BP
------------------------------------------------------------------------------------------------
Interest-Sensitive Assets:
     Mortgage-Backed Securities                  $120,594     $122,342       $1,017     $(2,951)
     Variable-Rate Residential Mortgage           503,331      520,909        4,834      (6,063)
     Loans
     Fixed-Rate Residential Mortgage Loans        291,564      301,850        1,950      (6,766)
Interest-Sensitive Liabilities:
     Series A Preferred Stock                      40,000       40,686          118        (510)
------------------------------------------------------------------------------------------------


FORWARD LOOKING STATEMENTS
--------------------------------------------------------------------------------
Statements in Management's Discussion and Analysis in the section captioned "Year 2000" and in "Quantitative and Qualitative Disclosures about Market Risk" are forward-looking statements within the meaning of the Securities Exchange Act of 1934, as amended. Actual results, performance or developments may differ materially from those expressed or implied by such forward-looking statements as a result of market uncertainties and other factors. Some important factors that would cause actual results that differ from those in any forward-looking statements include changes in interest rates and general economics in the Connecticut market area where a substantial portion of the real estate securing the Company's loans is located. Such developments could have an adverse impact on the Company's financial position and results of operations.

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

Item 3.  DEFAULTS UPON SENIOR SECURITIES  -  Not Applicable

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
              - Not Applicable

Item 5.  OTHER INFORMATION - Not Applicable

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

            (a)    Exhibits

           Exhibit No.      Description
           -----------      -----------

              27           Financial Data Schedule



                  (b) No reports on Form 8-K were filed during the quarter ended September 30, 1998.

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


                                   WEBSTER PREFERRED CAPITAL CORPORATION
                                   -------------------------------------
                                               Registrant


Date:   November 13, 1998          By:    /s/ Peter J. Swiatek
                                          -----------------------
                                          Peter J. Swiatek
                                          Vice President and Treasurer
                                          Principal Financial Officer
                                          Principal Accounting Officer

WEBSTER PREFERRED CAPITAL CORPORATION


                                INDEX TO EXHIBITS

              EXHIBIT NUMBER                     DESCRIPTION
              --------------                     -----------
                    27                         Financial Data Schedule