Form 10-K
period 1998-12-31
WEBSTER PREFERRED CAPITAL CORP
filed 1999-03-30
CIK 1047865

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1998

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______ to______

     Commission File Number: 0-23513

                      WEBSTER PREFERRED CAPITAL CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                CONNECTICUT                            06-1478208
      -------------------------------             ----------------------
      (State or other jurisdiction of              (I. R. S. Employer
       incorporation or organization)             Identification Number)


                  145 BANK STREET, WATERBURY, CONNECTICUT 06702
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)


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
Yes  X     No     .
    ---       ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
          ---

     The   aggregate   market   value  of  the  voting   common  stock  held  by
non-affiliates of the registrant is not applicable.

The number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date is: 100 shares

                      WEBSTER PREFERRED CAPITAL CORPORATION

                          1998 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

                                                                            PAGE

                                     PART I

ITEM  1.     Business........................................................  3

                  General....................................................  3
                  Changes in Financial Condition.............................  3
                  Asset Quality .............................................  3
                  Nonaccrual Assets..........................................  4
                  Residential Mortgage Loans.................................  4
                  Allowance for Loan Losses..................................  5
                  Investment Activities......................................  5
                  Liquidity and Capital Resources............................  6
                  Regulation.................................................  6
                  Taxation...................................................  7

ITEM  2.     Properties......................................................  8
ITEM  3.     Legal Proceedings...............................................  8
ITEM  4.     Submission of Matters to a Vote of Security Holders.............  8

                                     PART II

ITEM  5.     Market for the Registrant's Common Equity and
               Related Stockholder Matters...................................  9
ITEM  6.     Selected Financial Data......................................... 10
ITEM  7.     Management's Discussion and Analysis of Financial Condition
               and Results of Operations .................................... 11
ITEM  7A.    Quantitative and Qualitative Disclosures About Market Risk ..... 15
ITEM  8.     Financial Statements and Supplementary Data..................... 16
ITEM  9.     Changes in and Disagreements with Accountants
               on Accounting and Financial Disclosure........................ 27

                                    PART III

ITEM 10.     Directors and Executive Officers of the Registrant.............. 28
ITEM 11.     Executive Compensation.......................................... 29
ITEM 12.     Security Ownership of Certain Beneficial Owners
               and Management................................................ 30
ITEM 13.     Certain Relationships and Related Transactions.................. 30

                                     PART IV

ITEM 14.     Exhibits, Financial Statement Schedules, and
             Reports on Form 8-K ............................................ 31

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Webster Preferred Capital Corporation (the "Company") is a Connecticut corporation incorporated in March 1997. The Company was formed by Webster Bank to provide a cost-effective means of raising funds, including capital, on a consolidated basis for Webster Bank. The Company's strategy is to acquire, hold and manage real estate mortgage assets ("Mortgage Assets"), including but not limited to residential mortgage loans, mortgage-backed securities and commercial mortgage loans. In March 1997, Webster Bank contributed $617.0 million, net, of Mortgage Assets, as part of the formation of the Company. In November 1997 and during 1998, Webster Bank contributed approximately $120.4 million and $182.8 million, respectively, of cash which the Company used to purchase residential mortgage loans and mortgage-backed securities. As of December 31, 1998 and 1997, the Mortgage Assets owned by the Company were comprised of residential mortgage loans and mortgage-backed securities. Although the Company may acquire and hold a variety of Mortgage Assets, its present intention is to acquire only residential mortgage loans and mortgage-backed securities. The Company intends to hold such assets to generate net income for distribution to its shareholders based on the spread between the interest income earned on the Mortgage Assets and the cost of its capital and operations. The Company may invest up to 5% of the total value of its portfolio in assets other than residential mortgage loans and mortgage-backed securities eligible to be held by real estate investment trusts ("REITs"). As of December 31, 1998, approximately 38.2% of the Company's residential mortgage loans are fixed-rate loans and 61.8% are adjustable-rate loans.

     All of the Company's common stock is owned by Webster Bank. Webster Bank has indicated to the Company that, for as long as any of the Company's preferred shares are outstanding, Webster Bank intends to maintain direct ownership of 100% of the outstanding common stock of the Company. Pursuant to the Company's Certificate of Incorporation, the Company cannot redeem, or make any other payments or distributions in respect of, shares of its common stock to the extent such redemptions, payments or distributions would cause the Company's total shareholders' equity (as determined in accordance with generally accepted accounting principles) to be less than 250% of the aggregate liquidation value of the issued and outstanding preferred shares. The preferred shares are not exchangeable into capital stock or other securities of Webster Bank or Webster Financial Corporation ("Webster"), the parent company of Webster Bank, and do not constitute regulatory capital of either Webster Bank or Webster.

     The Company has elected to be treated as a REIT under the Internal Revenue Code (the "Code"). The Company will generally not be subject to federal and Connecticut State income tax to the extent that it distributes its earnings to its shareholders and maintains its qualification as a REIT. Furthermore, the Company and Webster Bank will benefit significantly from federal and state tax treatment of dividends paid by the Company as a result of its qualification as a REIT. The dividends paid on the preferred shares will be deductible for federal income tax purposes as a result of the Company's qualification as a REIT.

CHANGES IN FINANCIAL CONDITION

     Total assets were $971.0 million at December 31, 1998, an increase of $183.4 million from $787.6 million at December 31, 1997. The increase in total assets was due primarily to additional capital contributions by Webster Bank. Shareholder's equity was $929.7 million at December 31, 1998 and $746.7 million at December 31, 1997.

ASSET QUALITY

     The Company maintains high asset quality by acquiring residential real estate loans that have been conservatively underwritten, aggressively managing nonaccrual assets and maintaining adequate reserve coverage. At December 31, 1998, residential real estate loans comprised the entire loan portfolio. The Company also invests in highly rated mortgage-backed securities.

NONACCRUAL ASSETS

The aggregate amount of nonaccrual assets was approximately $1.3 million at December 31, 1998 and 1997. The following table details the Company's nonaccrual assets at December 31, 1998 and 1997:

(Dollars In Thousands)                                          1998                1997
---------------------------- ------------------------------------------------------------
Nonaccrual Assets:
       Residential Fixed-Rate Loans                           $   71              $  158
       Residential Variable-Rate Loans                         1,206               1,145
-----------------------------------------------------------------------------------------
             Total                                           $ 1,277             $ 1,303
=========================================================================================

At December 31, 1998 and 1997 the allowance for loan losses was approximately $1.6 million and $1.5 million, or 121% and 118%, respectively, of nonaccrual assets, and .19% and .24%, respectively, of total mortgage loans, net. Management believes that the allowance for loan losses is adequate to cover expected losses in the portfolio.

RESIDENTIAL MORTGAGE LOANS

A summary of the Company's carrying amount of residential mortgage loans at December 31, 1998 and 1997 follows:

(Dollars In Thousands)                                                  1998                 1997
--------------------------------------------------------------------------------------------------
Fixed-Rate Loans:
       15 yr. Loans                                                $ 114,924             $ 59,631
       20 yr. Loans                                                    3,213                1,636
       25 yr. Loans                                                    1,849                  813
       30 yr. Loans                                                  192,490              161,884
--------------------------------------------------------------------------------------------------
              Total Fixed-Rate Loans                                 312,476              223,964
--------------------------------------------------------------------------------------------------
Variable-Rate Loans:
       15 yr. Loans                                                    5,222                4,896
       20 yr. Loans                                                    6,504                4,004
       25 yr. Loans                                                    8,578                8,553
       30 yr. Loans                                                  484,824              393,924
--------------------------------------------------------------------------------------------------
              Total Variable-Rate Loans                              505,128              411,377
--------------------------------------------------------------------------------------------------
       Total Residential Mortgage Loans                            $ 817,604            $ 635,341
       Premiums and Deferred Fees on Loans, Net                        3,585                1,831
       Less: Allowance for Loan Losses                                (1,555)              (1,538)
--------------------------------------------------------------------------------------------------
              Residential Mortgage Loans, Net                      $ 819,634            $ 635,634
==================================================================================================

In March 1997, Webster Bank contributed approximately $617.0 million of Mortgage Assets, net as part of the formation of the Company. The $617.0 million consisted of $215.8 million of fixed-rate loans, and $401.3 million of variable-rate loans, net of premiums, deferred fees on loans and an allowance for loan losses. During 1998, Webster Bank contributed $182.8 million of cash to the Company, of which $131.0 million was used to purchase additional residential mortgage loans.

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

         A detail of the change in the allowance for loan losses for the periods indicated follows:

                                                                           For the Period from
                                                                           March 17, 1997 (Date
                                                         Year Ended          of Inception) to
(In Thousands)                                        December 31, 1998     December 31, 1997
-------------------------------------------------------------------------------------------------
Balance at Beginning of Period                             $ 1,538               $    --
Allowance for Loan Losses on Acquired Loans                     --                 1,544
Provision Charged to Operations                                300                    --
Charge-offs                                                   (284)                   (6)
Recoveries                                                       1                    --
-------------------------------------------------------------------------------------------------
       Balance at End of Period                            $ 1,555               $ 1,538
=================================================================================================

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

     OTHER REAL ESTATE ASSETS. Although the Company presently intends to invest only in residential mortgage loans and mortgage-backed securities, the Company may invest up to 5% of the total value of its portfolio in assets other than residential mortgage loans and mortgage-backed securities eligible to be held by REITs. In addition to commercial mortgage loans, such assets could include cash and cash equivalents. The Company does not intend to invest in securities or interests of persons primarily engaged in real estate activities. At December 31, 1998 and 1997, the Company did not hold any commercial mortgage loans.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal liquidity need will be to fund dividends on outstanding capital stock. The Company does not anticipate that it will have any other material capital expenditures. The Company believes that cash generated from the payment of interest and principal on its Mortgage Assets will provide sufficient funds to meet its operating requirements and to pay dividends in accordance with the requirements to be taxed as a REIT for the foreseeable future. To the extent that the Company accumulates cash in order to meet its dividend requirements, it may invest such cash in short-term securities or money-market instruments.


REGULATION

     Webster Bank, which owns 100% of the Company's common stock, is subject to supervision and regulation by, among others, the Office of Thrift Supervision (the "OTS") and the Federal Deposit Insurance Corporation (the "FDIC"). Because the Company is a subsidiary of Webster Bank, such federal banking regulatory authorities have the right to examine the Company and its activities. If Webster Bank becomes "undercapitalized" under "prompt corrective action" initiatives of the federal bank regulators, such regulatory authorities have the authority to require, among other things, Webster Bank or the Company to alter, reduce or terminate any activity that the regulator determines poses an excessive risk to Webster Bank. The Company does not believe that its activities presently do, or in the future will, pose a risk to Webster Bank; however there can be no assurance in that regard. The regulators also could restrict transactions between Webster Bank and the Company including the transfer of assets; require Webster Bank to divest or liquidate the Company; or require that Webster Bank be sold. Webster Bank could further be directed to take any other action that the regulatory agency determines will better carry out the purpose of prompt corrective action. Webster Bank could be subject to these prompt corrective action restrictions if federal regulators determined that Webster Bank was in an unsafe or unsound condition or engaging in an unsafe or unsound practice. In light of Webster Bank's control of the Company, as well as the Company's dependence and reliance upon the skill and diligence of Webster Bank officers and employees, some or all of the foregoing actions and restrictions could have an adverse effect on the operations of the Company, including causing the Company's failure to qualify as a REIT.

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

     ADVERSE CONSEQUENCES OF FAILURE TO QUALIFY AS A REIT. The Company intends to operate so as to qualify as a REIT under the Code, commencing with its taxable year ended December 31, 1997. Although the Company believes that it is owned, organized and operates in such a manner as to qualify as a REIT, no assurance can be given as to the Company's ability to remain qualified as a REIT. Qualification as a REIT involves the application of highly technical and complex Code provisions for which there are only limited judicial or administrative interpretations. The determination of various factual matters and circumstances, not entirely within the Company's control, may affect the Company's ability to qualify as a REIT. Although the Company is not aware of any proposal in Congress to amend the tax laws in a manner that would materially and adversely affect the Company's ability to operate as a REIT, no assurance can be given that new legislation or new regulations, administrative interpretations or court decisions will not significantly change the tax laws in the future with respect to qualification as a REIT or the federal income tax consequences of such qualification.

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

ITEM 2.  PROPERTIES

         Not Applicable.


ITEM 3.  LEGAL PROCEEDINGS

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted during the fourth quarter of the fiscal year 1998 to security holders for a vote.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     All  of  the  Company's   common  stock  is  owned  by  Webster  Bank,  and
consequently there is no market for such securities. The 2000 shares of preferred stock issued to Webster Bank, as part of the Company's formation were redeemed on December 22, 1997. The Company's Series A 7.375% Cumulative Redeemable Preferred Stock (the "Series A Preferred Stock") is not listed on any exchange or approved for quotation on the NASDAQ Stock Market. The Company's Series B 8.625% Cumulative Redeemable Preferred Stock (the "Series B Preferred Stock") is traded over-the-counter and quoted on the NASDAQ Stock Market's National Market Tier under the symbol "WBSTP."

     Dividends declared and paid on the common stock in 1998 and 1997 totaled $58.2 million and $38.0 million, respectively. Dividends declared and paid on the 2,000 preferred shares held by Webster Bank totaled $149,192 in 1997. Dividends declared on the Series A Preferred Stock in 1998 and 1997 totaled $3.0 million and $65,556, respectively. Dividends declared on Series B Preferred Stock in 1998 and 1997 totaled $862,500 and $19,167, respectively. The dividend calculation in 1997 for the Series A Preferred Stock and the Series B Preferred Stock was based on eight days, December 24, 1997 (date of delivery of preferred shares) through December 31, 1997.

     The market price for Series B Preferred Stock averaged $10.597 for the year ended December 31, 1998. Series B Preferred Stock reached a low of $10.125 and a high of $11, during the year ended December 31, 1998. The market price for the Series B Preferred Stock remained unchanged at $10 from December 24, 1997 (the date of issuance) to December 31, 1997.

     Dividends will be declared at the discretion of the Board of Directors after considering the Company's distributable funds, financial requirements, tax considerations and other factors. The Company's distributable funds will consist primarily of interest and principal payments on the Mortgage Assets held by it, and the Company anticipates that a significant portion of such assets will bear interest at adjustable rates. Accordingly, if there is a decline in interest rates, the Company may experience a decrease in income available to be distributed to its shareholders. However, the Company currently expects that both its cash available for distribution and its "REIT taxable income" will exceed the amount needed to pay dividends on the Preferred Shares, even in the event of a significant decline in interest rate levels, because (i) the Company's Mortgage Assets are interest-bearing, (ii) the Series A and Series B Preferred Stock are not expected to exceed 15% of the Company's capitalization, and (iii) the Company does not anticipate incurring any indebtedness.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected financial data set forth below is based upon and should be read in conjunction with the Company's audited financial statements and notes thereto appearing elsewhere herein.

FINANCIAL CONDITION DATA:

BALANCE SHEET DATA                                                 At December 31,
                                               ---------------------------------------------
(In Thousands)                                        1998                   1997
-------------------------------------------------------------------------------------------
Available for Sale Securities, at Fair Value             $  118,262             $  120,090
Residential Mortgage Loans, Net                             819,634                635,634
Total Assets                                                970,961                787,561
Total Liabilities                                             1,243                    909
Mandatorily Redeemable Preferred Stock                       40,000                 40,000
Total Shareholders' Equity                                  929,718                746,652
===========================================================================================
                                                                     For the Period from
                                                                        March 17, 1997
INCOME STATEMENT DATA                            For Year Ended     (Date of Inception) to
(In Thousands)                                  December 31, 1998     December 31, 1997
-------------------------------------------------------------------------------------------
Total Interest Income                                     $  62,134              $  38,065
Provision for Loan Losses                                       300                      -
Gain on Sale of Securities                                      261                      -
Noninterest Expenses                                          3,836                    220
-------------------------------------------------------------------------------------------
Income Before Taxes                                          58,259                 37,845
Income Taxes                                                      -                      -
-------------------------------------------------------------------------------------------
Net Income                                                   58,259                 37,845
Preferred Stock Dividends                                       862                    168
===========================================================================================
Net Income Available to Common Shareholders               $  57,397              $  37,677
===========================================================================================
-------------------------------------------------------------------------------------------
                                                                     For the Period from
                                                                       March 17, 1997
                                                 For Year Ended      (Date of Inception)
SIGNIFICANT STATISTICAL DATA*                  December 31, 1998    to December 31, 1997
-------------------------------------------------------------------------------------------
Net Income per Common Share
       Basic                                         $  573,970.00           $  376,770.00
       Diluted                                       $  573,970.00           $  376,770.00
Dividends Declared per Common Share                  $  582,250.00           $  380,470.00
===========================================================================================

*No ratio of earnings to fixed charges is presented because the Company has no fixed charges.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company is a subsidiary of Webster Bank and was incorporated in March 1997 to provide a cost-effective means of raising funds, including capital, on a consolidated basis for Webster Bank. In March 1997, Webster Bank contributed approximately $617.0 million of mortgage assets, net as part of the formation of the Company. In November 1997, and during 1998, Webster Bank contributed approximately $120.4 million, and $182.8 million, respectively, of cash which the Company used to purchase mortgage-backed securities and residential mortgage loans. Total assets at December 31, 1998 and December 31,1997 were $971.0 million and $787.6 million, respectively, consisting primarily of residential mortgage loans and mortgage-backed securities.

     The Company has elected to be treated as a REIT under the Code and will generally not be subject to federal income tax for as long as it maintains its qualification as a REIT, requiring among other things, that it currently distribute to stockholders at least 95% of its "REIT taxable income" (not including capital gains and certain items of noncash income). The Company and Webster Bank will also benefit significantly from federal and state tax treatment of dividends paid by the Company as a result of its qualification as a REIT. The following discussion of the Company's financial condition and results of operations should be read in conjunction with the Company's financial statements and other financial data included elsewhere herein.

PUBLIC OFFERING

     On December 24, 1997, the Company completed an offering of 40,000 shares of Series A Preferred Stock, liquidation preference $1,000 per share, and 1,000,000 shares of Series B Preferred Stock, liquidation preference $10 per share. The total net proceeds from the offering amounted to $48.5 million.


ASSET QUALITY

     The Company maintains high asset quality by acquiring residential real estate loans that have been conservatively underwritten, aggressively managing nonaccrual assets and maintaining adequate reserve coverage. At December 31, 1998 and 1997, residential real estate loans comprised the entire loan portfolio. The Company also invests in highly rated mortgage-backed securities.


NONACCRUAL ASSETS

     The aggregate amount of nonaccrual assets at December 31, 1998 and December 31, 1997 was approximately $1.3 million. The following table details the Company's nonaccrual assets at December 31, 1998 and December 31, 1997:

NONACCRUAL ASSETS:
(In Thousands)                                                      1998           1997
----------------------------------------------------------------------------------------
Loans Accounted for on a Nonaccrual Basis:
        Residential Fixed-Rate Loans                               $  71         $  158
        Residential Variable-Rate Loans                            1,206          1,145
----------------------------------------------------------------------------------------
              Total                                              $ 1,277        $ 1,303
========================================================================================

     At December 31, 1998 and December  31, 1997 the  allowance  for loan losses
was   approximately   $1.6  million  and  $1.5  million,   or  121%  and  118%,
respectively, of nonaccrual assets. Management believes that the allowance for loan losses is adequate to cover expected losses in the portfolio.


LIQUIDITY AND CAPITAL RESOURCES

     The primary sources of liquidity for the Company are net cash flows from operating activities, investing activities and financing activities. Net cash flows from operating activities primarily include net income, net changes in prepaid expenses and other assets, accrued interest receivable and adjustments for noncash items such as amortization on deferred fees and premiums, and mortgage-backed securities net amortization and accretion. Net cash flows from investing activities primarily include the purchase and repayments of residential real estate loans and mortgage backed securities that are classified as available for sale. Net cash flows from financing activities primarily include net changes in capital generally related to stock issuances, capital contributions from Webster Bank and dividend payments.

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


ASSET/LIABILITY MANAGEMENT

     The goal of the Company's asset/liability management policy is to manage interest-rate risk so as to maximize net interest income over time in changing interest-rate environments while maintaining acceptable levels of risk. The Company must provide for sufficient liquidity for daily operations. The Company prepares estimates of the level of prepayments and the effect of such prepayments on the level of future earnings due to reinvestment of funds at rates different than those that currently exist. The Company is unable to predict future fluctuations in interest rates and as such the market values of certain of the Company's financial assets are sensitive to fluctuations in market interest rates. Changes in interest rates can affect the value of its loans and other interest-earning assets. At December 31, 1998, 61.8% of the Company's residential mortgage loans were variable-rate loans. The Company's management believes these residential mortgage loans are less likely to incur prepayments of principal.


RESULTS OF OPERATIONS

     For the year ended December 31, 1998, the Company reported net income of $58.3 million, or $573,970 per common share on a diluted basis. From March 17, 1997 (date of inception) to December 31, 1997, the Company reported net income of $37.8 million, or $376,770 per common share on a diluted basis.

     Total interest income for 1998 amounted to $62.1 million, net of servicing fees, an increase of $24.0 million from $38.1 million, net of servicing fees, in 1997. The average balance of total mortgage loans, net, for the year ended December 31, 1998 and for the period of March 17, 1997 (date of inception) to December 31, 1997 was $755.7 million and $624.5 million, respectively, and the yield was 6.95% and 7.52%, respectively.

     The provision for loan losses for the year ended December 31, 1998, amounted to $300,000. There was no provision for loan losses for the period of March 17, 1997 (date of inception) to December 31, 1997. The provision for loan losses reflects the increase in the total residential mortgage loan portfolio.

     Noninterest expenses for the year ended December 31, 1998 and for the period of March 17, 1997 (date of inception) to December 31, 1997 amounted to $3.8 million and $220,000, respectively, and included advisory fees, dividends on Series A Preferred Stock and amortization of start-up costs. No income tax expense was recorded for either period.

IMPACT OF INFLATION AND CHANGING PRICES

     The financial statements and related data presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation.

     Unlike  most  industrial  companies,   virtually  all  of  the  assets  and
liabilities of a real estate investment trust are monetary in nature. As a result, interest rates have a more significant impact on a real estate corporation's performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the price of goods and services. In the current interest rate environment, the maturity structure of the Company's assets are critical to the maintenance of acceptable performance levels.


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

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts, (collectively referred to as derivatives) and for hedging activities. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. Under this statement, an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. This SFAS is not expected to impact the Company since the Company does not engage in hedging activities or utilize derivative instruments.

     In April 1998, the AICPA Accounting Standards Executive Committee issued Statement of Position 98-5, Reporting on the Cost of Start-up Activities ("SOP 98-5"). SOP 98-5 is applicable to all non-government entities and requires that costs of start-up activities, including organization costs, be expensed as incurred. SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998. Restatement of previously issued financial statements is not permitted. Initial application of SOP 98-5 should be as of the beginning of the fiscal year in which the SOP 98-5 is first adopted and the unamortized portion of previously capitalized start-up cost should be written off. The Company wrote off the remaining amount of organizational costs of $114,330 in December 1998 due to the adoption of SOP 98-5.

YEAR 2000 READINESS DISCLOSURE STATEMENT

     The "Year 2000" issue refers to the potential impact of the failure of computer programs and equipment to give proper recognition of dates beyond December 31, 1999 and other issues related to the Year 2000 century date change.

I.   The Company's State Of Readiness

     The Company has assessed the issues regarding Year 2000 and since the Company depends on Webster Bank as Advisor and Servicer, as agreed upon in the Advisory Service Agreement and the Master Service Agreement, the Company will be reliant on Webster Bank and its parent company, Webster, to ensure proper date recognition.

     The Company has reviewed documentation provided by Webster and has determined that Webster is taking the appropriate steps to become Year 2000 compliant.

II.  The Costs To Address The Company's Year 2000 Issues

     The Company currently pays a monthly servicing and managerial fee to Webster as agreed upon in the Advisory Service Agreement and the Master Service Agreement. The Company is not expected to incur any costs associated with Year 2000 issues that are not covered under the Advisory Service Agreement and the Master Service Agreement. The Advisory Service Agreement and the Master Service Agreement include technical support, and administrative services, in which Webster monitors and supervises the performance of all parties who have contracts to perform services for the Company.

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

     Potential  worst  case  scenarios  being   addressed,   include:   extended
electrical power outage, extended telephone communication outage, and excessive media speculation and community fear.

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

Availability Of Webster's Disclosure

     Webster's Year 2000 Readiness Disclosure Statement is available in detail in its December 31, 1998, Form 10-K.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The following table summarizes the estimated market value of the Company's interest-sensitive assets and interest-sensitive liabilities at December 31, 1998 and December 31, 1997, and the projected change to market values if interest rates instantaneously increase or decrease by 100 basis points.

                                                                                  Estimated Market Value Impact
                                                                               -----------------------------------
(In Thousands)                                Book Value       Market Value        -100 BP            +100 BP
---------------------------------------------------------------------------------------------------------------
AT DECEMBER 31, 1998
Interest Sensitive Assets:
      Mortgage-Backed Securities               $ 117,146         $ 118,262          $ 1,734          $ (3,169)
      Variable-Rate Residential Loans            505,128           521,221            5,472            (7,572)
      Fixed-Rate Residential Loans               312,476           320,623            4,285            (9,575)
Interest-Sensitive Liabilities:
      Series A Preferred Stock                    40,000            40,000              348            (3,638)
---------------------------------------------------------------------------------------------------------------
AT DECEMBER 31, 1997
Interest-Sensitive Assets:
      Mortgage-Backed Securities               $ 120,026         $ 120,090          $ 1,478          $ (2,765)
      Variable-Rate Residential Loans            411,377           423,140            3,776            (5,932)
      Fixed-Rate Residential Loans               223,964           229,150            4,421            (8,152)
Interest-Sensitive Liabilities:
      Series A Preferred Stock                    40,000            40,000            1,179            (2,534)
===============================================================================================================


FORWARD LOOKING STATEMENTS

     Statements in Management's Discussion and Analysis in the section captioned "Year 2000 Readiness Disclosure Statement" and in "Quantitative and Qualitative Disclosures about Market Risk" are forward-looking statements within the meaning of the Securities Exchange Act of 1934, as amended. Actual results, performance or developments may differ materially from those expressed or implied by such forward-looking statements as a result of market uncertainties and other factors. Some important factors that would cause actual results that differ from those in any forward-looking statements include changes in interest rates and general economics in the Connecticut market area where a substantial portion of the real estate securing the Company's loans is located. Such developments could have an adverse impact on the Company's financial position and results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Shareholders of
Webster Preferred Capital Corporation
Waterbury, Connecticut

We have audited the accompanying statements of condition of Webster Preferred Capital Corporation (a subsidiary of Webster Bank) as of December 31, 1998 and 1997, and the related statements of income, shareholders' equity, and cash flows for the year ended December 31, 1998 and the period of March 17, 1997 (date of inception) to December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Webster Preferred Capital Corporation as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the year ended December 31, 1998 and the period of March 17, 1997 (date of inception) to December 31, 1997 in conformity with generally accepted accounting principles.


/s/ KPMG LLP
---------------------
Hartford, Connecticut
January 21, 1999

WEBSTER PREFERRED CAPITAL CORPORATION
STATEMENTS OF CONDITION
(Dollars in Thousands, Except Share Data)

                                                                                                December 31,
                                                                                    --------------------------------
                                                                                        1998                1997
------------------------------------------------------------------------------------------------------------------
ASSETS
Cash                                                                                 $  26,964          $  26,167
Mortgage-Backed Securities Available for Sale, at Fair Value (Note 2)                  118,262            120,090
Residential Mortgage Loans, Net (Note 3)                                               819,634            635,634
Accrued Interest Receivable                                                              5,422              4,525
Prepaid Expenses and Other Assets                                                          679              1,145
------------------------------------------------------------------------------------------------------------------
     TOTAL ASSETS                                                                    $ 970,961          $ 787,561
==================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY

Accrued Dividends Payable                                                            $   1,019           $    491
Accrued Expenses and Other Liabilities                                                     224                418
------------------------------------------------------------------------------------------------------------------
     TOTAL LIABILITIES                                                                   1,243                909
------------------------------------------------------------------------------------------------------------------

MANDATORILY REDEEMABLE PREFERRED STOCK (NOTE 4)
     Series A 7.375% Cumulative Redeemable Preferred Stock,
         Liquidation preference $1,000 per share; par value $1.00 per
         share; 40,000 shares authorized, issued and outstanding                        40,000             40,000

SHAREHOLDERS' EQUITY (NOTE 5)
     Series  B  8.625%  Cumulative   Redeemable  Preferred  Stock,   Liquidation
         preference $10 per share; par value $1.00 per
         share; 1,000,000 shares authorized, issued and outstanding                      1,000              1,000
     Common Stock, par value $.01 per share:
         Authorized - 1,000 shares
         Issued and Outstanding - 100 shares                                                 1                  1
     Paid-in Capital                                                                   928,799            745,957
     Distributions in Excess of Accumulated Earnings                                    (1,198)              (370)
     Accumulated Other Comprehensive Income                                              1,116                 64
------------------------------------------------------------------------------------------------------------------
     TOTAL SHAREHOLDERS' EQUITY                                                        929,718            746,652
------------------------------------------------------------------------------------------------------------------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                     $  970,961          $ 787,561
==================================================================================================================

See accompanying notes to financial statements

WEBSTER PREFERRED CAPITAL CORPORATION
STATEMENTS OF INCOME
(Dollars In Thousands, Except Share Data)

                                                                                            For the Period from
                                                                                           March 17, 1997 (Date
                                                                      For the Year Ended     of Inception) to
                                                                       December 31, 1998     December 31, 1997
------------------------------------------------------------------------------------------------------------------
Interest Income:
Loans                                                                       $  52,486              $  37,177
Securities                                                                      9,648                    888
-------------------------------------------------------------------------------------------------------------
        Total Interest Income                                                  62,134                 38,065
Provision for Loan Losses (Note 3)                                                300                      -
-------------------------------------------------------------------------------------------------------------
Interest Income After Provision for Loan Losses                                61,834                 38,065

Noninterest Income:
Gain on Sale of Securities                                                        261                      -

Noninterest Expenses:
Advisory Fee Expense Paid to Parent (Note 7)                                      150                    127
Dividends on Mandatorily Redeemable Preferred Stock                             2,950                     66
Amortization of Start-up Costs                                                    630                     17
Other Noninterest Expenses                                                        106                     10
-------------------------------------------------------------------------------------------------------------
        Total Noninterest Expenses                                              3,836                    220

Income Before Taxes                                                            58,259                 37,845
Income Taxes (Note 8)                                                               -                      -
-------------------------------------------------------------------------------------------------------------
NET INCOME                                                                     58,259                 37,845
Preferred Stock Dividends                                                         862                    168
-------------------------------------------------------------------------------------------------------------

Net Income Available to Common Shareholders                                 $  57,397              $  37,677
=============================================================================================================

Net Income Per Common Share
        Basic                                                              $  573,970              $ 376,770
        Diluted                                                            $  573,970              $ 376,770
=============================================================================================================

See accompanying notes to financial statements

WEBSTER PREFERRED CAPITAL  CORPORATION
STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars In Thousands, Except Share Data)

                                                                           Distributions     Accumulated
                                                                           in Excess of         Other
                                       Preferred    Common      Paid-In     Accumulated     Comprehensive
                                         Stock       Stock      Capital      Earnings           Income         Total
-------------------------------------------------- ----------- ---------- ---------------- ----------------- ----------
Balance, March 17, 1997
(date of inception)                       $    -      $    -        $    -         $    -         $   -         $    -

Comprehensive Income:
   Net Income for 1997                         -           -             -         37,845             -         37,845
   Net unrealized gains on Available
      for Sale Securities, net of
      reclassification adjustments                                                                   64             64
                                                                                                         --------------
Total Comprehensive Income                                                                                      37,909
                                                                                                         --------------

Contributions by Webster Bank              2,000           1       735,382              -             -        737,383
Preferred Stock Redeemed                  (2,000)                    2,000              -             -              -
Net Proceeds from Sale of Preferred
   Stock Series B                          1,000           -         8,575              -             -          9,575
Dividends Paid or Accrued:
      Common Stock ($380,470 per share)        -           -             -        (38,047)            -        (38,047)
      Preferred Stock ($74.60 per share)       -           -             -           (149)            -           (149)
      Preferred Stock Series B
      ($0.019 per share)                       -           -             -            (19)            -            (19)
------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997               $ 1,000       $   1     $ 745,957        $  (370)        $  64      $ 746,652
========================================================================================================================

Comprehensive Income:
Net Income for 1998                            -           -             -         58,259             -         58,259
Net unrealized gains on Available
      for Sale Securities, net of
      reclassification adjustments                                                                1,052          1,052
                                                                                                         --------------
Total Comprehensive Income                                                                                      59,311
                                                                                                         --------------

Contributions by Webster Bank                  -           -       182,842              -             -        182,842
Dividends Paid or Accrued:
      Common Stock ($582,250 per share)        -           -             -        (58,225)            -        (58,225)
      Preferred Stock Series B
      ($0.8625 per share)                      -           -             -           (862)            -           (862)
------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998               $ 1,000       $   1     $ 928,799       $ (1,198)      $ 1,116      $ 929,718
========================================================================================================================

See accompanying notes to financial statements

WEBSTER PREFERRED CAPITAL CORPORATION
STATEMENTS OF CASH FLOWS
(Dollars In Thousands)

                                                                                                For the Period from
                                                                                                   March 17, 1997
                                                                         For the Year Ended     (Date of Inception)
                                                                          December 31, 1998     to December 31, 1997
----------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net Income                                                                       $ 58,259               $ 37,845
Adjustments to Reconcile Net Cash Provided by Operating Activities:
         Provision for Loan Losses                                                    300                      -
         Accretion of Securities Discount                                          (1,493)                  (215)
         Amortization of Deferred Loan Fees and Premiums                            1,467                    444
         Gain on Sale of Securities                                                  (261)                     -
         Increase in Accrued Interest Receivable                                     (897)                (4,525)
         Increase in Accrued Liabilities                                            2,756                    909
         Increase (Decrease) in Prepaid Expenses and Other Assets                     466                   (129)
----------------------------------------------------------------------------------------------------------------------
Net Cash Provided by Operating Activities                                          60,597                 34,329
----------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
Purchase of  Mortgage-Backed Securities                                           (51,682)              (119,971)
Principal Collected on Mortgage-Backed Securities                                   7,233                    160
Proceeds from Sales of Mortgage-Backed Securities                                  49,083                      -
Purchase of Loans                                                                (389,123)               (98,835)
Principal Repayments of Loans, Net                                                203,356                 79,776
----------------------------------------------------------------------------------------------------------------------
Net Cash Used by Investing Activities                                            (181,133)              (138,870)
----------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
Dividends Paid on Common and Preferred Stock                                      (61,509)               (38,215)
Net Proceeds from Issuance of Preferred Stock                                           -                 48,562
Contributions from Parent                                                         182,842                120,361
----------------------------------------------------------------------------------------------------------------------
Net Cash Provided by Financing Activities                                         121,333                130,708
----------------------------------------------------------------------------------------------------------------------

Increase in Cash and Cash Equivalents                                                 797                 26,167
Cash and Cash Equivalents at Beginning of Year                                     26,167                      -
----------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Year                                         $ 26,964               $ 26,167
======================================================================================================================
SUPPLEMENTAL DISCLOSURES:
       Income Taxes Paid                                                         $      -               $      -
       Interest Paid                                                             $      -               $      -
SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITY:
       Contribution of Mortgage Assets, net by Webster Bank in
          exchange for 100 shares of common stock and 2,000 shares of
          10% Cumulative Non-Convertible Preferred Stock                         $      -               $617,022
       On December 22, 1997, the Company redeemed from Webster
          Bank 2,000 shares of preferred stock; Webster Bank
          concurrently contributed the proceeds to the Company as
          additional paid-in capital                                             $      -               $  2,000


See accompanying notes to financial statements

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


A) BUSINESS

     Webster Preferred Capital Corporation (the "Company") is a Connecticut corporation incorporated in March 1997 and a subsidiary of Webster Bank, which is a wholly-owned subsidiary of Webster Financial Corporation. The Company was organized to provide a cost-effective means of raising funds, including equity capital, on a consolidated basis for Webster Bank. The Company acquires, holds and manages real estate mortgage assets ("mortgage assets"). In March 1997, Webster Bank contributed approximately $617.0 million of mortgage assets, net as part of the formation of the Company. As of December 31, 1998, the mortgage assets owned by the Company consisted of whole loans secured by first mortgages or deeds of trusts on single family (one- to- four unit) residential real estate properties ("residential mortgage loans"), located primarily in Connecticut and mortgage-backed securities.

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

B) BASIS OF FINANCIAL STATEMENT PRESENTATION

     The financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amount of assets and liabilities as of the date of the balance sheets and revenues and expenses for the periods presented. The actual results of the Company could differ from those estimates. A material estimate that is susceptible to near-term changes includes the allowance for loan losses.

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

D) FORECLOSED PROPERTIES

     Foreclosed properties consist of properties acquired through foreclosure proceedings or acceptance of a deed in lieu of foreclosure. Foreclosed properties are reported at the lower of fair value less estimated selling expenses or cost with an allowance for losses to provide for declines in value. Operating expenses are charged to current period earnings and gains and losses upon disposition are reflected in the statement of income when realized. As of December 31, 1998 and 1997, there was no foreclosed property owned by the Company.

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

F) MORTGAGE-BACKED SECURITIES

     Mortgage-backed securities are U.S. government agency securities and are classified as Available for Sale. Available for Sale securities are carried at fair value with unrealized gains and losses recorded as adjustments to shareholders' equity. The adjustment to shareholders' equity is not tax-effected as the Company is generally not subject to federal and state income tax. Management intends to hold these securities for indefinite periods of time as part of its asset/liability strategy and may sell the securities in response to changes in interest rates, changes in prepayment risk or other similar factors. One of the risks inherent when investing in mortgage-backed securities is the ability of such instruments to incur prepayments of principal prior to maturity. Because of prepayments, the weighted-average yield of these securities may also change, which could affect earnings. Gains and losses on the sales of securities are recorded using the specific identification method.

G) NET INCOME PER COMMON SHARE

     Basic net income per common share is calculated by dividing net income available to common shareholders by the weighted-average number of shares of common stock outstanding. Diluted net income per common share is calculated by dividing adjusted net income by the weighted-average diluted common shares. The Company has no dilutive items. The weighted-average number of shares used in the computation of basic and diluted earnings per common share for the years ended December 31, 1998 and 1997 was 100.

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

J) COMPREHENSIVE INCOME

     The Company adopted the provisions of Statement of Financial Accounting Standard ("SFAS") No. 130. "Reporting Comprehensive Income" on January 1, 1998. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components (such as changes in net unrealized securities gains and losses). Comprehensive income includes net income and any changes in equity from non-owner sources that bypass the income statement. The purpose for reporting comprehensive income is to report a measure of all changes in equity of an enterprise that result from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners.

Applications of SFAS No. 130 will not impact amounts previously reported for net income or affect the comparability of previously issued financial statements.

K) RECLASSIFICATION

     Certain financial statement balances as previously reported have been reclassified to conform to the 1998 Financial Statement Presentation.


NOTE 2: MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE

     In November 1997 and March 1998, Webster Bank contributed $120.4 million and $51.8 million, respectively, in cash to the Company, which was used to purchase Government National Mortgage Association ("GNMA") mortgage-backed securities. The following table sets forth certain information regarding the mortgage-backed securities:

(In Thousands)                                                          Mortgage-Backed Securities
----------------------------------------------------------------------------------------------------------------------
                                                       Recorded Value  Unrealized Gains    Unrealized       Estimated
December 31, 1998                                                                              Losses      Fair Value
----------------------------------------------------------------------------------------------------------------------
      Available for Sale Portfolio:                         $ 117,146           $ 1,116          $  -       $ 118,262
======================================================================================================================
                                                      Recorded  Value  Unrealized Gains    Unrealized       Estimated
December 31, 1997                                                                              Losses      Fair Value
----------------------------------------------------------------------------------------------------------------------
      Available for Sale Portfolio:                         $ 120,026             $  64          $  -       $ 120,090
======================================================================================================================


     During 1998, the Company sold $48.8 million of mortgage-backed securities which resulted in a gain of $261,431. There were no sales of mortgage-backed securities during the period ended December 31, 1997.

     All mortgage-backed securities have a contractual maturity of over 10 years. The weighted average yield at December 31, 1998 is 6.75%. Although the stated final maturity of these obligations are long-term, the weighted average life is much shorter due to scheduled repayments and prepayments.

NOTE 3:  RESIDENTIAL  MORTGAGE LOANS, NET

A summary of the carrying amount and fair market value of residential mortgage loans, net follows:

                                                                                   December 31,
                                                   ------------------------------------------------------------------
                                                                  1998                             1997
                                                   ------------------------------------------------------------------
                                                     Carrying Amount    Fair Market      Carrying       Fair Market
(In Thousands)                                                             Value          Amount          Value
---------------------------------------------------------------------------------------------------------------------
Fixed-Rate Loans:
       15 yr. Loans                                       $  114,924      $ 117,278       $ 59,631        $ 60,794
       20 yr. Loans                                            3,213          3,315          1,636           1,679
       25 yr. Loans                                            1,849          1,906            813             830
       30 yr. Loans                                          192,490        198,124        161,884         165,847
---------------------------------------------------------------------------------------------------------------------

        Total Fixed-Rate Loans                               312,476        320,623        223,964         229,150
---------------------------------------------------------------------------------------------------------------------
Variable-Rate Loans:
       15 yr. Loans                                            5,222          5,367          4,896           5,011
       20 yr. Loans                                            6,504          6,716          4,004           4,102
       25 yr. Loans                                            8,578          8,820          8,553           8,750
       30 yr. Loans                                          484,824        500,318        393,924         405,277
---------------------------------------------------------------------------------------------------------------------

        Total Variable-Rate Loans                            505,128        521,221        411,377         423,140
---------------------------------------------------------------------------------------------------------------------

       Total Residential Mortgage Loans                    $ 817,604      $ 841,844       $635,341        $652,290

       Premiums and Deferred Fees on Loans, Net                3,585                         1,831
       Less: Allowance for Loan Losses                        (1,555)                       (1,538)
---------------------------------------------------------------------------------------------------------------------

        Residential Mortgage Loans, Net                    $ 819,634                     $ 635,634
=====================================================================================================================


     In March 1997, Webster Bank contributed approximately $617.0 million of mortgage assets, net as part of the formation of the Company. The $617.0 million consisted of $215.8 million of fixed-rate loans, and $401.3 million of variable-rate loans, net of premiums, deferred fees on loans and an allowance for loan losses. During 1998, Webster Bank contributed $182.8 million of cash, to the Company, of which $131.0 million was used to purchase additional residential loans. As of December 31, 1998, approximately 38.2% of the Company's residential mortgage loans are fixed-rate loans and approximately 61.8% are adjustable-rate loans.

     A detail of the change in the allowance for loan losses, for the periods indicated follows:

                                                                             For the Period from
                                                                             March 17, 1997 (Date
                                                         Year Ended            of Inception) to
(In Thousands)                                        December 31, 1998       December 31, 1997
---------------------------------------------------------------------------------------------------
Balance at Beginning of Period                          $ 1,538                     $    --
Allowance for Loan Losses on Acquired Loans                  --                       1,544
Provision Charged to Operations                             300                          --
Charge-offs                                                (284)                         (6)
Recoveries                                                    1                          --
---------------------------------------------------------------------------------------------------
  Balance at End of Period                              $ 1,555                     $ 1,538
===================================================================================================

NOTE 4: MANDATORILY REDEEMABLE PREFERRED STOCK

On December 24, 1997, the Company raised $40.0 million, less expenses, in a public offering of 40,000 shares of its Series A 7.375% cumulative redeemable preferred stock, liquidation preference $1,000 per share.

The Company is required to redeem all outstanding Series A Preferred Shares on January 15, 2001 at a redemption price of $1,000 per share, plus accrued and unpaid dividends.

The Series A Preferred Shares are not redeemable prior to January 15, 1999 except upon the occurrence of a tax event. A tax event can occur when a change in existing laws and regulations results in a substantial risk that dividends paid by the Company will no longer be fully deductible for federal income tax purposes or that dividends paid by the Company to Webster Bank will no longer be fully deductible for state income tax purposes. Upon the occurrence of such tax event, during the period beginning January 15, 1999 through January 14, 2001, the Series A Preferred Shares may be redeemed at the option of the Company.


NOTE 5:  SHAREHOLDERS' EQUITY

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

On December 24, 1997, the Company raised $10 million, less expenses, in a public offering of 1,000,000 shares of its Series B 8.625% cumulative redeemable preferred stock, liquidation preference $10 per share. The Series B Preferred Shares may be redeemed at the option of the Company on or after January 15, 2003.

During 1998, Webster Bank contributed $182.8 million, of cash to the Company, which was used to purchase additional mortgage-backed securities and residential mortgage loans.


NOTE 6: SERVICING

The mortgage loans owned by the Company are serviced by Webster Bank pursuant to the terms of a servicing agreement. Webster Bank in its role as Servicer under the terms of the servicing agreement is herein referred to as the "Servicer". The Servicer receives fees at an annual rate of (i) 8 basis points for fixed-rate loan servicing and collection, (ii) 8 basis points for variable-rate loan servicing and collection and (iii) 5 basis points for all other services to be provided, as needed, in each case based on the daily outstanding balances of all the Company's loans for which the Servicer is responsible.

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

Operating expenses outside the scope of the advisory agreement are paid directly by the Company. Such expenses include but are not limited to the following: fees for third party consultants, attorneys, and external auditors and any other expenses incurred that are not directly related to the advisory agreement.


NOTE 8: INCOME TAXES

The Company has elected to be treated as a REIT under Sections 856 through 860 of the Code, and believes that its organization and method of operation meet the requirements for qualification as a REIT. As a REIT, the Company generally will not be subject to federal income tax on net income and capital gains that it distributes to the holders of its Common Stock and Preferred Stock. Therefore, no provision for federal income taxes has been included in the accompanying financial statements.

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


NOTE 9: OTHER COMPREHENSIVE INCOME

The  following   table   summarizes   reclassification   adjustments  for  other
comprehensive income and the related tax effects for the years ended December 31, 1998 and 1997:

                                                                      BEFORE             INCOME TAX
                                                                       TAX               (EXPENSE)          NET-OF-TAX
  (In Thousands)                                                      AMOUNT             OR BENEFIT           AMOUNT
  -----------------------------------------------------------------------------------------------------------------------
  Unrealized gain on available for sale securities:
     Unrealized holding gains arise during the period                  $  1,313                -               $   1,313

     Less: Reclassification adjustment for gains
        Realized during the period                                          261                -                     261
  -----------------------------------------------------------------------------------------------------------------------

      Other comprehensive income at December 31, 1998                  $  1,052                -               $   1,052
  =======================================================================================================================

  Unrealized gain on available for sale securities:
     Unrealized holding gains arise during the period                  $     64                -               $      64
     Less: Reclassification adjustment for gains
        Realized during the period                                            -                -                       -
  -----------------------------------------------------------------------------------------------------------------------

      Other comprehensive income at December 31, 1997                  $     64                -               $       64
  =======================================================================================================================

NOTE 10: SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

1998
(In Thousands, Except Share Data)             First Quarter      Second Quarter    Third Quarter    Fourth Quarter
----------------------------------------- -------------------------------------------------------------------------
Net Interest Income                              $   14,154           $   16,035       $  16,158         $  15,787
Provision for Loan Losses                                 -                   -              150               150
Gain on Sale of Securities                                -                   -              261                 -
Noninterest Expenses                                    925                  946             933             1,032
                                          =========================================================================
NET INCOME                                           13,229               15,089          15,336            14,605
Preferred Dividends                                     216                  216             216               214
                                          -------------------------------------------------------------------------
Net Income Available to Common
       Shareholders                               $  13,013           $   14,873       $  15,120         $  14,391
                                          =========================================================================
Net Income Per Common Share
       Basic                                      $ 130,130           $  148,730       $ 151,200         $ 143,908
                                          =========================================================================
       Diluted                                    $ 130,130           $  148,730       $ 151,200         $ 143,908
                                          =========================================================================


1997
(In Thousands, Except Share Data)            First Quarter*      Second Quarter    Third Quarter    Fourth Quarter
----------------------------------------- -------------------------------------------------------------------------
Net Interest Income                                $  1,852           $   11,785       $  11,766          $ 12,662
Noninterest Expenses                                     13                   45              51                45
                                          -------------------------------------------------------------------------
NET INCOME                                            1,839               11,740          11,715            12,617
Preferred Dividends                                       8                   50              50               126
                                          -------------------------------------------------------------------------
Net Income Available to Common
       Shareholders                                $  1,831           $   11,690       $  11,665          $ 12,491
                                          =========================================================================
Net Income Per Common Share
       Basic                                       $ 18,310           $  116,900       $ 116,650          $124,910
                                          =========================================================================
       Diluted                                     $ 18,310           $  116,900       $ 116,650          $124,910
                                          =========================================================================

* First Quarter information is for the period of March 17, 1997 (date of inception) through March 31, 1997

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not Applicable.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Company's Board of Directors currently consists of three members. Directors are elected for a one-year term. The Company currently has four officers. The Company has no other employees.

     The persons who are current directors and executive officers of the Company are as follows:

NAME                          AGE                POSITION AND OFFICES HELD
----                          ---                -------------------------
John V. Brennan               46          President and Director

Ross M. Strickland            49          Director

Harriet Munrett Wolfe         45          Director

Gregory S. Madar              36          Vice President and Assistant Secretary

Peter J. Swiatek              40          Vice President and Treasurer

John D. Benjamin              51          Secretary


     The following is a summary of the experience of the executive officers and directors of the Company:

     John V. Brennan is the President and a director of the Company. He is also the Executive Vice President, Chief Financial Officer and Treasurer of Webster and Webster Bank. Mr. Brennan, a certified public accountant, joined Webster Bank in 1986 as Senior Vice President and Treasurer. He was elected Chief Financial Officer in 1990 and Executive Vice President in 1991. Prior to joining Webster Bank, he was a senior manager with the accounting firm of KPMG LLP.

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

     Gregory S. Madar is the Vice President and Assistant Secretary of the Company. He served as the Secretary of the Company from March 1997 to March 1999. He is also Vice President and Tax Manager of Webster Bank. Mr. Madar, a certified public accountant, joined Webster Bank in 1995. Prior to joining Webster Bank, he was Controller of Millane Nurseries, Inc. from 1993 to 1995. Prior to joining Millane Nurseries, he was a tax manager with KPMG LLP ("KPMG") in Hartford. He was associated with KPMG from 1987 to 1993.

     Peter J. Swiatek is the Vice President and Treasurer of the Company. He is also Senior Vice President and Controller of Webster Bank and Controller of Webster. Mr. Swiatek joined Webster in 1990 as Vice President of Accounting. He was elected Controller of Webster and Webster Bank in 1992 and Senior Vice President of Webster Bank in 1993. Prior to joining Webster Bank, Mr. Swiatek was the Controller of the former The Bank of Hartford.

     John D. Benjamin has served as Secretary of the Company since March 1999. He is also Assistant Secretary and Senior Compliance Officer of Webster and Senior Vice President, Assistant Secretary and Senior Compliance Officer of Webster Bank, positions he has held since 1996. Mr. Benjamin joined Webster Bank's predecessor, First Federal Savings and Loan Association of Waterbury, in 1970. He has served various management positions and was elected Vice President in 1984 and Senior Vice President in 1991.


SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and officers and persons who own more than 10% of its Series A Preferred Stock or Series B Preferred Stock to file with the SEC initial reports of ownership of the Company's equity securities and to file subsequent reports when there are changes in such ownership. Based on a review of reports submitted to the Company, the Company believes that during the fiscal year ended December 31, 1998, all Section 16(a) filing requirements applicable to the Company's officers, directors and more than 10% owners were compiled with on a timely basis.


ITEM 11.  EXECUTIVE COMPENSATION

     The Company currently has four officers, none of whom receive separate compensation as employees of the Company. The Company has retained an Advisor to perform certain functions pursuant to an Advisory Agreement described below under "The Advisor." Each officer of the Company currently is also an officer of Webster Bank. The Company will maintain corporate records and audited financial statements that are separate from those of Webster Bank and any of Webster Bank's affiliates.

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

     The Advisory Agreement provides that the liability of the Advisor to the Company for any loss due to the Advisor's performing or failing to perform the services under the Advisory Agreement shall be limited to those losses sustained by the Company which are a direct result of the Advisor's negligence or willful misconduct. It also provides that under no circumstances shall the Advisor be liable for any consequential or special damages and that in no event shall the Advisor's total combined liability to the Company for all claims arising under or in connection with the Advisory Agreement be more than the total amount of all fees payable by the Company to the Advisor under the Advisory Agreement during the year immediately proceeding the year in which the first claim giving rise to such liability arises. The Advisory Agreement also provides that to the xtent that third parties make claims against the Advisor arising out of the services provided thereunder, the Company will indemnify the Advisor against all loss arising therefrom.


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

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)    The following financial statements are filed as a part of this Report:

          Statements of Condition at December 31, 1998 and 1997

          Statements of Income for year ended December 31, 1998 and the period from March 17, 1997 (date of inception) to December 31, 1997

          Statements of Shareholders' Equity for year ended December 31, 1998 and the period from March 17, 1997 (date of inception) to December 31, 1997

          Statements of Cash Flows for year ended December 31, 1998 and the period from March 17, 1997 (date of inception) to December 31, 1997

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

(b)       Reports on Form 8-K.  Not applicable.

(c)       Exhibits.

          The following exhibits either are filed as a part of this Report or are incorporated herein by reference:


  EXHIBIT NUMBER                       DESCRIPTION
  --------------                       -----------

          3.1 Amended and Restated Certificate of Incorporation of Webster Preferred Capital Corporation (the "Company") (incorporated herein by reference from Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31,
                    1997).

          3.2 Certificate of Amendment for the Series A 7.375% Cumulative Redeemable Preferred Stock of the Company (incorporated herein by reference from Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31,
                    1997).

          3.3 Certificate of Amendment for the Series B 8.625% Cumulative Redeemable Preferred Stock of the Company (incorporated herein by reference from Exhibit 3.3 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31,
                    1997).

          3.4 Amended and Restated By-Laws of the Company (incorporated herein by reference from Exhibit 3.4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31,
                    1997).

          4.1 Specimen of certificate representing the Series A 7.375% Cumulative Redeemable Preferred Stock of the Company
                    (incorporated herein by reference from Exhibit 4.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

          4.2 Specimen of certificate representing the Series B 8.625% Cumulative Redeemable Preferred Stock of the Company
                    (incorporated herein by reference from Exhibit 4.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

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

          10.3 Advisory Service Agreement, made as of October 20, 1997, by and between Webster Bank and the Company (incorporated herein by reference from Exhibit 10.3 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

          21        Subsidiaries   of  the  Company   (incorporated   herein  by
                    reference from Exhibit 21 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

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

                                WEBSTER PREFERRED CAPITAL CORPORATION Registrant

                                BY:  /s/ John V. Brennan
                                   ---------------------------------------------
                                      John V. Brennan, President and Director

                                Date: March 30, 1999


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 30, 1999.

By:  /s/ John V. Brennan
   --------------------------------------------
         John V. Brennan, President and Director
         (Principal Executive Officer)

By:  /s/ Peter J. Swiatek
   --------------------------------------------
         Peter J. Swiatek, Vice President and
         Treasurer
         (Principal Financial Officer and Principal
         Accounting Officer)


By:  /s/ Ross M. Strickland
   --------------------------------------------
         Ross M. Strickland, Director

By:  /s/ Harriet Munrett Wolfe
   --------------------------------------------
         Harriet Munrett Wolfe, Director

                                INDEX TO EXHIBITS

  EXHIBIT NUMBER                       DESCRIPTION
  --------------                       -----------

          3.1 Amended and Restated Certificate of Incorporation of Webster Preferred Capital Corporation (the "Company") (incorporated herein by reference from Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31,
                    1997).

          3.2 Certificate of Amendment for the Series A 7.375% Cumulative Redeemable Preferred Stock of the Company (incorporated herein by reference from Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31,
                    1997).

          3.3 Certificate of Amendment for the Series B 8.625% Cumulative Redeemable Preferred Stock of the Company (incorporated herein by reference from Exhibit 3.3 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31,
                    1997).

          3.4 Amended and Restated By-Laws of the Company (incorporated herein by reference from Exhibit 3.4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31,
                    1997).

          4.1 Specimen of certificate representing the Series A 7.375% Cumulative Redeemable Preferred Stock of the Company
                    (incorporated herein by reference from Exhibit 4.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

          4.2 Specimen of certificate representing the Series B 8.625% Cumulative Redeemable Preferred Stock of the Company
                    (incorporated herein by reference from Exhibit 4.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

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

          10.3 Advisory Service Agreement, made as of October 20, 1997, by and between Webster Bank and the Company (incorporated herein by reference from Exhibit 10.3 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

          21        Subsidiaries   of  the  Company   (incorporated   herein  by
                    reference from Exhibit 21 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

          27        Financial Data Schedule.