Form 10-Q
period 1999-03-31
WEBSTER PREFERRED CAPITAL CORP
filed 1999-05-12
CIK 1047865

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter ended March 31, 1999

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

      Commission File Number:   0-23513

                      WEBSTER PREFERRED CAPITAL CORPORATION
               --------------------------------------------------
             (Exact name of registrant as specified in its charter)



          CONNECTICUT                                       06-1478208
          -----------                                       ----------
(State or other jurisdiction of                        (I. R. S. Employer
 incorporation or organization)                       Identification Number)


 145 BANK STREET, WATERBURY, CONNECTICUT                      06702
 ---------------------------------------                      -----
(Address of principal executive offices)                    (Zip Code)


       Registrant's telephone number, including area code: (203) 578-2286

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes [X]        No[ ].

      The number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date is: 100 shares

WEBSTER PREFERRED CAPITAL CORPORATION

                                      INDEX

                                                                                          PAGE
                                                                                          ----
PART I - FINANCIAL INFORMATION

Statements of Condition at March 31, 1999 and December 31, 1998...........................  3

Statements of Income for the Three Months Ended March 31, 1999 and March 31, 1998 ........  4

Statements of Cash Flows for the Three Months Ended March 31, 1999 and March 31, 1998.....  5

Condensed Notes to Financial Statements...................................................  6

Management's Discussion and Analysis of Financial Statements..............................  9

Quantitative and Qualitative Disclosures About Market Risk................................ 13

Forward Looking Statements................................................................ 13

PART II - OTHER INFORMATION................................................................14

SIGNATURES.................................................................................15

INDEX TO EXHIBITS..........................................................................16

WEBSTER PREFERRED CAPITAL CORPORATION
STATEMENTS OF CONDITION (UNAUDITED)
(Dollars in Thousands, Except Share Data)

                                                                               March 31, 1999      December 31, 1998
----------------------------------------------------------------------------------------------------------------------
ASSETS
Cash                                                                                    $  22,362            $  26,964
Mortgage-Backed Securities Available for Sale, at Fair Value (Note 2)                     112,498              118,262
Residential Mortgage Loans, Net (Note 3)                                                  844,508              819,634
Accrued Interest Receivable                                                                 5,393                5,422
Prepaid Expenses and Other Assets                                                             594                  679
----------------------------------------------------------------------------------------------------------------------
      TOTAL ASSETS                                                                      $ 985,355           $  970,961
----------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Accrued Dividends Payable                                                                 $   794            $   1,019
Accrued Expenses and Other Liabilities                                                        742                  224
----------------------------------------------------------------------------------------------------------------------
      TOTAL LIABILITIES                                                                     1,536                1,243
----------------------------------------------------------------------------------------------------------------------
MANDATORILY REDEEMABLE PREFERRED STOCK (NOTE 4)
       Series A 7.375% Cumulative Redeemable Preferred Stock, Liquidation
          preference $1,000 per share; par value $1.00 per
          share; 40,000 shares authorized, issued and outstanding                          40,000               40,000

SHAREHOLDERS' EQUITY
      Series B 8.625% Cumulative Redeemable Preferred Stock, Liquidation
          preference $10 per share; par value $1.00 per
          share; 1,000,000 shares authorized, issued and outstanding                        1,000                1,000
      Common Stock, par value $.01 per share:
          Authorized - 1,000 shares
          Issued and Outstanding - 100 shares                                                   1                    1
      Paid-in Capital                                                                     928,799              928,799
      Distributions in Excess of Accumulated Earnings                                          -                (1,198)
      Retained Earnings                                                                    13,096                    -
      Accumulated Other Comprehensive Income                                                  923                1,116
----------------------------------------------------------------------------------------------------------------------
      TOTAL SHAREHOLDERS' EQUITY                                                          943,819              929,718
----------------------------------------------------------------------------------------------------------------------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                       $  985,355            $ 970,961
----------------------------------------------------------------------------------------------------------------------

See accompanying condensed notes to financial statements

WEBSTER PREFERRED CAPITAL CORPORATION
STATEMENTS OF INCOME (UNAUDITED)
(Dollars In Thousands, Except Share Data)


                                                                        Three Months Ended March 31,
                                                                        1999                  1998
-----------------------------------------------------------------------------------------------------------
Interest Income:
Loans                                                              $  13,617              $  11,974
Securities                                                             1,889                  2,180
-----------------------------------------------------------------------------------------------------------
        Total Interest Income                                         15,506                 14,154
Provision for Loan Losses (Note 3)                                       120                      -
-----------------------------------------------------------------------------------------------------------
Interest Income After Provision for Loan Losses                       15,386                 14,154

Noninterest Expenses:
Advisory Fee Expense Paid to Parent                                       38                     38
Dividends on Mandatorily Redeemable Preferred Stock                      738                    738
Amortization of Start-up Costs                                             -                     37
Other Noninterest Expenses                                               100                    112
-----------------------------------------------------------------------------------------------------------
        Total Noninterest Expenses                                       876                    925

Income Before Taxes                                                   14,510                 13,229
Income Taxes                                                               -                      -
-----------------------------------------------------------------------------------------------------------
NET INCOME                                                            14,510                 13,229
Preferred Stock Dividends                                                216                    216
-----------------------------------------------------------------------------------------------------------
Net Income Available to Common Shareholder                         $  14,294              $  13,013
-----------------------------------------------------------------------------------------------------------
Net Income Per Common Share:
               Basic                                              $  142,940              $ 130,130
               Diluted                                            $  142,940              $ 130,130
-----------------------------------------------------------------------------------------------------------


See accompanying condensed notes to financial statements

WEBSTER PREFERRED CAPITAL CORPORATION
STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars In Thousands)

                                                                           Three Months Ended March 31,
                                                                                1999              1998
-----------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net Income                                                                  $ 14,510          $ 13,229
Adjustments to Reconcile Net Cash Provided by Operating Activities:
         Provision for Loan Losses                                               120                 -
         Accretion of Securities Discount                                        (17)             (502)
         Amortization of Deferred Loan Fees and Premiums                         415               299
         Increase (Decrease) in Accrued Interest Receivable                       29              (318)
         Increase in Accrued Liabilities                                       1,255             1,000
         Increase (Decrease) in Prepaid Expenses and Other Assets                 85               (42)
-----------------------------------------------------------------------------------------------------------
Net Cash Provided by Operating Activities                                     16,397            13,666
-----------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
Purchase of  Mortgage-Backed Securities                                             -          (51,682)
Principal Collected on Mortgage-Backed Securities                              5,587               555
Purchase of Loans                                                            (80,767)          (60,356)
Principal Repayments of Loans, Net                                            55,359            44,662
-----------------------------------------------------------------------------------------------------------
Net Cash Used by Investing Activities                                        (19,821)          (66,821)
-----------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
Dividends Paid on Common and Preferred Stock                                  (1,178)             (650)
Contributions from Parent                                                          -            51,842
-----------------------------------------------------------------------------------------------------------
Net Cash (Used) Provided by Financing Activities                              (1,178)           51,192
-----------------------------------------------------------------------------------------------------------
Decrease in Cash and Cash Equivalents                                         (4,602)           (1,963)
Cash and Cash Equivalents at Beginning of Period                              26,964            26,167
-----------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period                                  $ 22,362          $ 24,204
-----------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES:
       Income Taxes Paid                                                    $    -            $    --
       Interest Paid                                                        $    -            $    --
SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITY:
       Transfer of Residential Mortgage Loans to Other Real Estate
          Owned                                                             $    -            $    110




See accompanying condensed notes to financial statements

WEBSTER PREFERRED CAPITAL CORPORATION

CONDENSED NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 1: BASIS OF PRESENTATION

The accompanying financial statements include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All adjustments were of a normal recurring nature. The results of operations for the three month period ended March 31, 1999 are not necessarily indicative of the results which may be expected for the year as a whole. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Webster Preferred Capital Corporation 1998 Annual Report to shareholders.


NOTE 2: MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE, AT FAIR VALUE

The following table sets forth certain information regarding the mortgage-backed securities:


(In Thousands)                                              Mortgage-Backed Securities
---------------------------------------------------------------------------------------------------------
                                            Recorded Value  Unrealized Gains    Unrealized     Estimated
March 31, 1999                                                                    Losses        Fair Value
---------------------------------------------------------------------------------------------------------
      Available for Sale Portfolio          $ 111,575             $ 923          $  -          $ 112,498
===========================================================================================================


                                           Recorded  Value  Unrealized Gains    Unrealized       Estimated
Deccember 31, 1998                                                                Losses         Fair Value
---------------------------------------------------------------------------------------------------------
      Available for Sale Portfolio         $ 117,146             $  1,116        $  -           $ 118,262
===========================================================================================================



All mortgage-backed securities have a contractual maturity of over 10 years. The weighted average yield at March 31, 1999 is 6.76%. Although the stated final maturity of these obligations are long-term, the weighted average life is much shorter due to scheduled repayments and prepayments. Gains and losses on the sales of securities are recorded using the specific identification method.

WEBSTER PREFERRED CAPITAL CORPORATION

--------------------------------------------------------------------------------


NOTE 3:  RESIDENTIAL  MORTGAGE LOANS, NET

A summary of the Company's residential mortgage loans, net, follows:


                                                      March 31,      December 31,
                                                       1999             1998
---------------------------------------------------------------------------------
                                                     Carrying            Carrying
(In Thousands)                                        Amount              Amount
---------------------------------------------------------------------------------
Fixed-Rate Loans:
       15 yr. Loans                               $  114,492            $ 114,924
       20 yr. Loans                                    4,777                3,213
       25 yr. Loans                                    2,715                1,849
       30 yr. Loans                                  207,217              192,490
----------------------------------------------------------------------------------
        Total Fixed-Rate Loans                       329,201              312,476
----------------------------------------------------------------------------------
Variable-Rate Loans:
       15 yr. Loans                                    5,636                5,222
       20 yr. Loans                                    7,427                6,504
       25 yr. Loans                                    8,067                8,578
       30 yr. Loans                                  492,009              484,824
----------------------------------------------------------------------------------
        Total Variable-Rate Loans                    513,139              505,128
----------------------------------------------------------------------------------
       Total Residential Mortgage Loans            $ 842,340             $817,604

       Premiums and Deferred Fees on Loans, Net        3,843                3,585
       Less: Allowance for Loan Losses                (1,675)              (1,555)
----------------------------------------------------------------------------------
        Residential Mortgage Loans, Net            $ 844,508            $ 819,634
----------------------------------------------------------------------------------


During 1998, Webster Bank contributed $182.8 million of cash to the Company, of which $131.0 million was used to purchase additional residential loans. As of March 31, 1999, approximately 39.1% of the Company's residential mortgage loans are fixed-rate loans and approximately 60.9% are adjustable-rate loans.

A detail of the change in the allowance for loan losses, for the periods indicated follows:

                                                Three Months Ended
(In Thousands)                             March 31, 1999      March 31, 1998
----------------------------------------------------------------------------
Balance at Beginning of Period              $    1,555         $ 1,538
Provision Charged to Operations                    120              --
Charge-offs                                         --              --
Recoveries                                          --               1
------------------------------------------------- --------------------------
Balance at End of Period                    $    1,675         $ 1,539
-----------------------------------------------------------------------------

WEBSTER PREFERRED CAPITAL CORPORATION

--------------------------------------------------------------------------------


NOTE 4: MANDATORILY REDEEMABLE PREFERRED STOCK


The Company is required to redeem all outstanding Series A Preferred Shares on January 15, 2001 at a redemption price of $1,000 per share, plus accrued and unpaid dividends.

The Series A Preferred Shares may be redeemed at the option of the Company at any time on and after January 15, 1999 through January 14, 2001.


NOTE 5: OTHER COMPREHENSIVE INCOME

The  following   table   summarizes   reclassification   adjustments  for  other
comprehensive income and the related tax effects for the three months ended March 31, 1999 and 1998:

                                                              BEFORE        INCOME TAX
                                                               TAX           (EXPENSE)      NET-OF-TAX
  (In Thousands)                                              AMOUNT         OR BENEFIT       AMOUNT
---------------------------------------------------------------------------------------------------------
  Unrealized gain on available for sale securities:
     Unrealized holding gains arisen during the period         $  (193)            --       $   (193)
     Less: Reclassification adjustment for gains
        realized during the period                                   --            --             --
  -------------------------------------------------------------------------------------------------------
      Other comprehensive income at March 31, 1999             $  (193)            --       $   (193)
  -------------------------------------------------------------------------------------------------------
  Unrealized gain on available for sale securities:
     Unrealized holding gains arisen during the period         $  1,019            --       $  1,019
     Less: Reclassification adjustment for gains
        realized during the period                                  --             --             --
  -------------------------------------------------------------------------------------------------------
      Other comprehensive income at March 31, 1998             $  1,019            --       $  1,019
-----------------------------------------------------------------------------------------------------------------------

WEBSTER PREFERRED CAPITAL CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


GENERAL

The Company is a subsidiary of Webster Bank and was incorporated in March 1997 to provide a cost-effective means of raising funds, including capital, on a consolidated basis for Webster Bank. Total assets at March 31, 1999 and December 31,1998 were $985.4 million and $971.0 million, respectively, consisting primarily of residential mortgage loans and mortgage-backed securities.

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

CHANGES IN FINANCIAL CONDITION

Total assets were $985.4 million at March 31, 1999, an increase of $14.4 million from $971.0 million at December 31, 1998. The increase in total assets is primarily attributable to the purchase of additional residential mortgage loans of $80.7 million, offset by loan repayments of $55.3 million and principal collected on mortgage-backed securities of $5.5 million. Shareholders' equity was $943.8 million at March 31, 1999 and $929.7 million at December 31, 1998.

ASSET QUALITY

The Company maintains high asset quality by acquiring residential real estate loans that have been conservatively underwritten, aggressively managing nonaccrual assets and maintaining adequate reserve coverage. At March 31, 1999, residential real estate loans comprised the entire loan portfolio. The Company also invests in highly rated mortgage-backed securities.

The aggregate amount of nonaccrual loans was $766,000 at March 31, 1999. The following table details the Company's nonaccrual loans at March 31, 1999 and December 31, 1998:

                                                    March 31,    December 31,
(In Thousands)                                          1999            1998
-----------------------------------------------------------------------------
Loans Accounted for on a Nonaccrual Basis:
        Residential Fixed-Rate Loans                  $   59           $  71
        Residential Variable-Rate Loans                  707           1,206
----------------------------------------------------------------------------
              Total Nonaccrual Loans                  $  766         $ 1,277
----------------------------------------------------------------------------


At March 31, 1999 the allowance for loan losses was approximately $1.7 million, or 218% of nonaccrual assets. Management believes that the allowance for loan losses is adequate to cover expected losses in the portfolio.

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

ASSET/LIABILITY MANAGEMENT

The goal of the Company's asset/liability management policy is to manage interest-rate risk so as to maximize net interest income over time in changing interest-rate environments while maintaining acceptable levels of risk. The Company must provide for sufficient liquidity for daily operations. The Company prepares estimates of the level of prepayments and the effect of such prepayments on the level of future earnings due to reinvestment of funds at rates different than those that currently exist. The Company is unable to predict future fluctuations in interest rates and as such the market values of certain of the Company's financial assets are sensitive to fluctuations in market interest rates. Changes in interest rates can affect the value of its loans and other interest-earning assets. At March 31, 1999, 60.9% of the Company's residential mortgage loans were variable-rate loans. The Company's management believes these residential mortgage loans are less likely to incur prepayments of principal.

WEBSTER PREFERRED CAPITAL CORPORATION

--------------------------------------------------------------------------------

RESULTS OF OPERATIONS

For the three months ended March 31, 1999 and 1998, the Company reported net income of $14.5 million and $13.2 million, respectively, or $142,940 and $130,130, respectively, per common share on a diluted basis.


Total interest income for the three months ended March 31, 1999 and 1998 amounted to $15.5 million and $14.2 million, respectively, net of servicing fees. The following table shows the major categories of average interest-earning assets, their respective interest income and the rates earned by the Company:

                                     THREE MONTHS ENDED MARCH 31, 1999        THREE MONTHS ENDED MARCH 31, 1998
-----------------------------------------------------------------------------------------------------------------
                                     Average      Interest      Average         Average     Interest     Average
(In Thousands)                       Balance        Income       Yield          Balance       Income       Yield
-----------------------------------------------------------------------------------------------------------------
Mortgage Loans                      $808,654       $13,617       6.74%         $660,600     $ 11,974       7.25%
Mortgage-Backed Securities           113,641         1,791       6.30%          127,884        2,140       6.69%
Interest Bearing Deposits              9,749            98       4.02%            3,396           40       6.10%
-----------------------------------------------------------------------------------------------------------------
     Total                          $932,044       $15,506       6.66%         $790,470     $ 14,154       7.16%
==================================================================================================================


The provision for loan losses for the three months ended March 31, 1999, amounted to $120,000. There was no provision for loan losses for the three months ended March 31, 1998. The provision for loan losses reflects the increase in the total residential mortgage loan portfolio.

Noninterest expenses for the three months ended March 31, 1999 and 1998 amounted to $876,000 and $925,000, respectively, and included advisory fees and dividends on Series A Preferred Stock. The reduction in noninterest expenses of $49,000 is primarily due to the write-off of remaining start-up costs in the fourth quarter of 1998. No income tax expense was recorded for either period.


RECENT FINANCIAL ACCOUNTING STANDARDS

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

WEBSTER PREFERRED CAPITAL CORPORATION

--------------------------------------------------------------------------------


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

Availability Of Webster's Disclosure

Webster's Year 2000 Readiness Disclosure Statement is available in detail in its December 31, 1998, Form 10-K.

WEBSTER PREFERRED CAPITAL CORPORATION

--------------------------------------------------------------------------------


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following table summarizes the estimated market value of the Company's interest-sensitive assets and interest-sensitive liabilities at March 31, 1999 and the projected change to market values if interest rates instantaneously increase or decrease by 100 basis points.

                                                                  Estimated Market Value Impact
                                                                    ---------------------------
(In Thousands)                           Book Value    Market Value     -100 BP        +100 BP
-----------------------------------------------------------------------------------------------
AT MARCH 31, 1999
Interest Sensitive Assets:
      Mortgage-Backed Securities          $ 112,498         112,499       2,024        (3,436)
      Variable-Rate Residential Loans       513,139         523,075       6,464        (9,829)
      Fixed-Rate Residential Loans          329,201         339,358       7,219       (13,330)
Interest-Sensitive Liabilities:
      Series A Preferred Stock               40,000          40,000         533        (3,935)
-----------------------------------------------------------------------------------------------


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

WEBSTER PREFERRED CAPITAL CORPORATION

PART II - OTHER INFORMATION
--------------------------------------------------------------------------------

Item 6:  Exhibits and Reports on Form 8-K

(a)      Exhibits

     Exhibit Numbers       Description
     ---------------       -----------
          27              Financial Data Schedule

(b) No reports on Form 8-K were filed during the quarter ended March 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          WEBSTER PREFERRED CAPITAL CORPORATION
                                                       Registrant

                                          BY: /s/ Peter J. Swiatek
                                              ----------------------------------
                                              Peter J. Swiatek,
                                              Vice President & Treasurer
                                              Principal Financial Officer
                                              Principal Accounting Officer

                                              Date: May 12, 1999

                                INDEX TO EXHIBITS


     EXHIBIT NUMBER       DESCRIPTION
     --------------       -----------
          27              Financial Data Schedule