Form 10-Q
period 1999-06-30
WEBSTER PREFERRED CAPITAL CORP
filed 1999-08-12
CIK 1047865

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter ended June 30, 1999

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

         The number of shares outstanding of the registrant's common stock as of July 31, 1999 is 100 shares.

WEBSTER PREFERRED CAPITAL CORPORATION



                                      INDEX


                                                                                                                Page
                                                                                                                ----
PART I - FINANCIAL INFORMATION


Condensed Statements of Condition at June 30, 1999 and December 31, 1998.....................................    3

Condensed Statements of Income for the Three and Six Months Ended June 30, 1999 and June 30, 1998 ...........    4

Condensed Statements of Cash Flows for the Six Months Ended June 30, 1999 and June 30, 1998..................    5

Notes to the Condensed Financial Statements..................................................................    6

Management's Discussion and Analysis of Financial Statements.................................................    9

Quantitative and Qualitative Disclosures About Market Risk...................................................   13

Forward Looking Statements...................................................................................   13

PART II - OTHER INFORMATION..................................................................................   14

SIGNATURES...................................................................................................   15

INDEX TO EXHIBITS ...........................................................................................   16

WEBSTER PREFERRED CAPITAL CORPORATION
CONDENSED STATEMENTS OF CONDITION (unaudited)
(Dollars in Thousands, Except Share Data)

                                                                                  June 30, 1999      December 31, 1998
                                                                             ===================== =====================
Assets

Cash                                                                                     $  23,355            $  26,964
Mortgage-Backed Securities Available for Sale, at Fair Value (Note 2)                      104,083              118,262
Residential Mortgage Loans, Net (Note 3)                                                   854,841              819,634
Accrued Interest Receivable                                                                  5,372                5,422
Prepaid Expenses and Other Assets                                                              509                  679
                                                                             ---------------------- --------------------
        Total Assets                                                                     $ 988,160           $  970,961
                                                                             ====================== ====================

Liabilities and Shareholders' Equity

Accrued Dividends Payable                                                                  $   794            $   1,019
Accrued Expenses and Other Liabilities                                                         267                  224
                                                                             ---------------------- --------------------
        Total Liabilities                                                                    1,061                1,243
                                                                             ---------------------- --------------------

Mandatorily Redeemable Preferred Stock (Note 4)

        Series A  7.375%  Cumulative  Redeemable  Preferred  Stock,  Liquidation
           preference $1,000 per share; par value $1.00 per
           share; 40,000 shares authorized, issued and outstanding                          40,000               40,000

Shareholders' Equity

        Series B  8.625%  Cumulative  Redeemable  Preferred  Stock,  Liquidation
           preference $10 per share; par value $1.00 per
           share; 1,000,000 shares authorized, issued and outstanding                        1,000                1,000
        Common Stock, par value $.01 per share:
           Authorized - 1,000 shares
           Issued and Outstanding - 100 shares                                                   1                    1
        Paid-in Capital                                                                    928,799              928,799
        Distributions in Excess of Accumulated Earnings                                         -                (1,198)
        Retained Earnings                                                                   18,078                    -
        Accumulated Other Comprehensive Income (Loss)                                        (779)                1,116
                                                                             ---------------------- --------------------
        Total Shareholders' Equity                                                         947,099              929,718
                                                                             ---------------------- --------------------
        Total Liabilities and Shareholders' Equity                                      $  988,160            $ 970,961
                                                                             ====================== ====================

See accompanying notes to the condensed financial statements

WEBSTER PREFERRED CAPITAL CORPORATION
CONDENSED STATEMENTS OF INCOME (unaudited)
(Dollars In Thousands, Except Share Data)

                                                              Three Months Ended June 30,      Six Months Ended June 30,

                                                                     1999            1998           1999          1998
                                                           --------------- --------------- -------------- --------------
Interest Income:
Loans                                                            $ 14,427        $ 13,140       $ 28,044       $ 25,114
Securities                                                          1,773           2,895          3,662          5,075
                                                           --------------- --------------- -------------- --------------
          Total Interest Income                                    16,200          16,035         31,706         30,189
Provision for Loan Losses (Note 3)                                    120               -            240              -
                                                           --------------- --------------- -------------- --------------
Interest Income After Provision for Loan Losses                    16,080          16,035         31,466         30,189

Noninterest Expenses:
Advisory Fee Expense Paid to Parent                                    37              38             75             75
Dividends on Mandatorily Redeemable Preferred Stock                   737             738          1,475          1,475
Start-up Costs                                                          -             137              -            259
Other Noninterest Expenses                                            109              33            209             63
                                                           --------------- --------------- -------------- --------------
          Total Noninterest Expenses                                  883             946          1,759          1,872

Income Before Taxes                                                15,197          15,089         29,707         28,317
Income Taxes                                                            -               -              -              -
                                                           --------------- --------------- -------------- --------------
Net Income                                                         15,197          15,089         29,707         28,317
Preferred Stock Dividends                                             215             216            431            431
                                                           --------------- --------------- -------------- --------------

Net Income Available to Common Shareholder                       $ 14,982        $ 14,873       $ 29,276       $ 27,886
                                                           =============== =============== ============== ==============
Net Income Per Common Share:
           Basic                                                $ 149,820       $ 148,730       $292,760       $278,860
           Diluted                                              $ 149,820       $ 148,730       $292,760       $278,860
                                                           =============== =============== ============== ==============

See accompanying notes to the condensed financial statements


                                       4
1

WEBSTER PREFERRED CAPITAL CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS (unaudited)
(Dollars In Thousands)

                                                                                    Six Months Ended June 30,
                                                                                   1999                   1998
                                                                            ------------------      ------------------
Operating Activities:
Net Income                                                                        $ 29,707               $ 28,317
Adjustments to Reconcile Net Cash Provided by Operating Activities:
           Provision for Loan Losses                                                   240                      -
           Accretion of Securities Discount                                            (24)                (1,021)
           Amortization of Deferred Loan Cost (Fees) and Premiums                      683                   (196)
           Decrease (Increase) in Accrued Interest Receivable                           50                   (827)
           Increase in Accrued Liabilities                                              43                  1,668
           Increase in Prepaid Expenses and Other Assets                               169                     95
                                                                              -------------          -------------
Net Cash Provided by Operating Activities                                           30,868                 28,036
                                                                              -------------          -------------
Investing Activities:
Purchase of  Mortgage-Backed Securities                                                  -                (51,682)
Principal Collected on Mortgage-Backed Securities                                   12,308                  1,927
Purchase of Loans                                                                 (134,532)              (213,655)
Principal Repayments of Loans, Net                                                  98,403                 95,580
                                                                              -------------          -------------
Net Cash Used by Investing Activities                                              (23,821)              (167,830)
                                                                              -------------          -------------
Financing Activities:
Dividends Paid on Common and Preferred Stock                                       (10,656)                (1,603)
Contributions from Parent                                                                -                142,841
                                                                              -------------          -------------
Net Cash (Used) Provided by Financing Activities                                   (10,656)               141,238
                                                                              -------------          -------------

(Decrease) Increase in Cash and Cash Equivalents                                    (3,609)                 1,444
Cash and Cash Equivalents at Beginning of Period                                    26,964                 26,167
                                                                              -------------          -------------
Cash and Cash Equivalents at End of Period                                        $ 23,355               $ 27,611
                                                                              =============          =============

Supplemental Disclosures:
        Income Taxes Paid                                                         $      -               $      -
        Interest Paid                                                             $      -               $      -
Supplemental Schedule of Non-Cash Financing Activity:
        Transfer of Residential Mortgage Loans to Other Real Estate
            Owned                                                                 $      -               $    110


See accompanying notes to the condensed financial statements

WEBSTER PREFERRED CAPITAL CORPORATION


NOTES TO THE CONDENSED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



NOTE 1: BASIS OF PRESENTATION


The Company is a subsidiary of Webster Bank (see Note 1 to 1998 Annual Report). The Company has elected to be treated as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986 (the "Code"), and will generally not be subject to federal income tax for as long as it maintains its qualification as a REIT, requiring among other things, that it currently distribute to stockholders at least 95% of its "REIT taxable income" (not including capital gains and certain items of noncash income). The Company and Webster Bank will also benefit significantly from federal and state tax treatment of dividends paid by the Company as a result of its qualification as a REIT. The following discussion of the Company's financial condition and results of operations should be read in conjunction with the Company's financial statements and other financial data included elsewhere herein.


The accompanying condensed financial statements include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All adjustments were of a normal recurring nature. The results of operations for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results which may be expected for the year as a whole. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Webster Preferred Capital Corporation 1998 Annual Report to shareholders.

NOTE 2: MORTGAGE-BACKED SECURITIES

The following table sets forth certain information regarding the mortgage-backed securities, which are classified as available for sale:

(In Thousands)                                            Mortgage-Backed Securities
                                       ---------------- ----------------- ------------- ----------------
                                        Amortized Cost  Unrealized Gains    Unrealized   Estimated Fair
June 30, 1999                                                                   Losses            Value
                                       ---------------- ----------------- -------------- ---------------
       Available for Sale Portfolio          $ 104,862           $   673      $ (1,452)       $ 104,083
                                       ================ ================= ============== ===============



                                        Amortized Cost  Unrealized Gains    Unrealized   Estimated Fair
December 31, 1998                                                               Losses            Value
                                       ---------------- ----------------- ------------- ----------------
       Available for Sale Portfolio          $ 117,146          $  1,116         $   -        $ 118,262
                                       ================ ================= ============== ===============



All mortgage-backed securities have a contractual maturity of over 10 years. The weighted average yield at June 30, 1999 is 6.77%. Although the stated final maturity of these obligations are long-term, the weighted average life is much shorter due to scheduled repayments and prepayments. Gains and losses on the sales of securities are recorded using the specific identification method.

WEBSTER PREFERRED CAPITAL CORPORATION

--------------------------------------------------------------------------------

NOTE 3:  RESIDENTIAL  MORTGAGE LOANS, NET

A summary of the Company's residential mortgage loans, net, follows:

                                                              June 30,           December 31,
                                                                1999                1998
                                                           -------------        -------------
                                                              Carrying            Carrying
(In Thousands)                                                 Amount              Amount
                                                           -------------        -------------
Fixed-Rate Loans:
     15 yr. Loans                                           $ 116,709            $ 114,924
     20 yr. Loans                                               5,223                3,213
     25 yr. Loans                                               2,857                1,849
     30 yr. Loans                                             219,570              192,490
                                                          -------------        -------------

          Total Fixed-Rate Loans                              344,359              312,476
                                                          -------------        -------------
Variable-Rate Loans:
     15 yr. Loans                                               5,478                5,222
     20 yr. Loans                                               8,298                6,504
     25 yr. Loans                                               7,423                8,578
     30 yr. Loans                                             487,032              484,824
                                                          -------------        -------------

          Total Variable-Rate Loans                           508,231              505,128
                                                          -------------        -------------

        Total Residential Mortgage Loans                    $ 852,590             $817,604

        Premiums and Deferred Costs on Loans, Net               3,993                3,585
        Less: Allowance for Loan Losses                        (1,742)              (1,555)
                                                          -------------        -------------

          Residential Mortgage Loans, Net                   $ 854,841            $ 819,634
                                                          =============        =============

During 1998, Webster Bank contributed $182.8 million of cash to the Company, of which $142.8 million was contributed during the six months ended June 30, 1998. Of the $182.8 million in cash, $131.0 million was used to purchase additional residential loans. As of June 30, 1999, approximately 40.4% of the Company's residential mortgage loans are fixed-rate loans and approximately 59.6% are adjustable-rate loans.

A detail of the change in the allowance for loan losses, for the periods indicated follows:

                                    Three Months Ended June 30,            Six Months Ended June 30,
(In Thousands)                             1999            1998                  1999           1998
                                  --------------  --------------        --------------  -------------
Balance at Beginning of Period          $ 1,675         $ 1,539               $ 1,555        $ 1,538
Provision Charged to Operations             120               -                   240              -
Charge-offs                                 (53)           (157)                  (53)          (157)
Recoveries                                    -               -                     -              1
                                  --------------  --------------        --------------  -------------
Balance at End of Period                $ 1,742         $ 1,382               $ 1,742        $ 1,382
                                  ==============  ==============        ==============  =============

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

NOTE 5: OTHER COMPREHENSIVE INCOME

The  following   table   summarizes   reclassification   adjustments  for  other
comprehensive income and the related tax effects:

                                                             Before             Income tax
Three months ended June 30, 1999 and 1998                      Tax               (expense)         Net-of-tax
(In Thousands)                                               Amount             or benefit           Amount
                                                        ---------------     -----------------   ----------------
Unrealized loss on available for sale securities:
    Unrealized holding losses arising during the period       $  (1,703)                   -         $   (1,703)
    Less: Reclassification adjustment for gains
      realized during the period                                      -                    -                  -
                                                        ---------------     -----------------   ----------------

    Other comprehensive loss at June 30, 1999                 $  (1,703)                   -         $   (1,703)
                                                        ===============     =================   ================

Unrealized loss on available for sale securities:
    Unrealized holding losses arising during the period     $       (64)                   -          $     (64)
    Less: Reclassification adjustment for gains
      realized during the period                                      -                    -                  -
                                                        ---------------     -----------------   ----------------

    Other comprehensive loss at June 30, 1998               $       (64)                   -          $     (64)
                                                        ===============     =================   ================



                                                             Before             Income tax
Six months ended June 30, 1999 and 1998                        Tax               (expense)         Net-of-tax
(In Thousands)                                               Amount             or benefit           Amount
                                                        ---------------     -----------------   ----------------
Unrealized loss on available for sale securities:
    Unrealized holding losses arising during the period       $  (1,896)                   -         $   (1,896)
    Less: Reclassification adjustment for gains
      realized during the period                                      -                    -                  -
                                                        ---------------     -----------------   ----------------

    Other comprehensive loss at June 30, 1999                 $  (1,896)                   -         $   (1,896)
                                                        ===============     =================   ================

Unrealized gain on available for sale securities:
    Unrealized holding gains arising during the period      $       955                    -          $     955
    Less: Reclassification adjustment for gains
      realized during the period                                      -                    -                  -
                                                        ---------------     -----------------   ----------------

    Other comprehensive income at June 30, 1998             $       955                    -          $     955
                                                        ===============     =================   ================

WEBSTER PREFERRED CAPITAL CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



CHANGES IN FINANCIAL CONDITION

Total assets, consisting primarily of residential mortgage loans and mortgage-backed securities, were $988.2 million at June 30, 1999, an increase of $17.2 million from $971.0 million at December 31, 1998. The increase in total assets is primarily attributable to the purchase of additional residential mortgage loans of $134.5 million, offset by loan repayments of $98.4 million and principal collected on mortgage-backed securities of $12.3 million. Shareholders' equity was $947.1 million at June 30, 1999 and $929.7 million at December 31, 1998.

ASSET QUALITY

The Company maintains high asset quality by acquiring residential real estate loans that have been conservatively underwritten, aggressively managing nonaccrual assets and maintaining adequate reserve coverage. At June 30, 1999, residential real estate loans comprised the entire loan portfolio. The Company also invests in highly rated mortgage-backed securities.

The aggregate amount of nonaccrual loans was $1.4 million at June 30, 1999. The following table details the Company's nonaccrual loans at June 30, 1999 and December 31, 1998:

                                                         June 30,     December 31,
(In Thousands)                                              1999              1998
                                                 ----------------- -----------------
Loans Accounted for on a Nonaccrual Basis:
      Residential Fixed-Rate Loans                        $   255            $  71
      Residential Variable-Rate Loans                       1,177            1,206
                                                 ----------------- -----------------
               Total Nonaccrual Loans                     $ 1,432          $ 1,277
                                                 ================= =================


At June 30, 1999 the allowance for loan losses was approximately $1.7 million, or 122% of nonaccrual assets. Management believes that the allowance for loan losses is adequate to cover expected losses in the portfolio.

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

Dividends on the Series A Preferred Stock are payable at the rate of 7.375% per annum (an amount equal to $73.75 per annum per share), and the dividends on the Series B Preferred Stock are payable at the rate of 8.625% per annum (an amount equal to $.8625 per annum per share), in all cases if, when and as declared by the Board of Directors of the Company. Dividends on the preferred shares are cumulative and payable on January 15, April 15, July 15 and October 15 in each year, if declared.

ASSET/LIABILITY MANAGEMENT

The goal of the Company's asset/liability management policy is to manage interest-rate risk so as to maximize net interest income over time in changing interest-rate environments while maintaining acceptable levels of risk. The Company must provide for sufficient liquidity for daily operations. The Company prepares estimates of the level of prepayments and the effect of such prepayments on the level of future earnings due to reinvestment of funds at rates different than those that currently exist. The Company is unable to predict future fluctuations in interest rates and as such the market values of certain of the Company's financial assets are sensitive to fluctuations in market interest rates. Changes in interest rates can affect the value of its loans and other interest-earning assets. At June 30, 1999, 59.6% of the Company's residential mortgage loans were variable-rate loans. The Company believes these residential mortgage loans are less likely to incur prepayments of principal.

WEBSTER PREFERRED CAPITAL CORPORATION

--------------------------------------------------------------------------------

RESULTS OF OPERATIONS

For the three and six months ended June 30, 1999, the Company reported net income of $15.2 million and $29.7 million, respectively, or $149,820 and $292,760, respectively, per common share on a diluted basis, compared to the three and six months ended June 30, 1998 which amounted to $15.1 million and $28.3 million, respectively, or $148,730 and $278,860, respectively, per common share on a diluted basis.

Total interest income for the three and six months ended June 30, 1999 amounted to $16.2 million and $31.7 million, respectively, net of servicing fees, compared to the three and six months ended June 30, 1998 which amounted to $16.0 million and $30.2 million, respectively. The following table shows the major categories of average interest-earning assets, their respective interest income and the yields earned by the Company:

                                   Three Months Ended June 30, 1999         Three Months Ended June 30, 1998
                                   Average    Interest       Average        Average      Interest     Average
(In Thousands)                     Balance     Income         Yield         Balance       Income       Yield
                             -------------- -------------- ----------- --------------- ------------ -----------
Mortgage Loans                   $ 860,862       $ 14,427       6.70%       $ 750,944     $ 13,140       7.00%
Mortgage-Backed Securities         107,017          1,678       6.50%         172,233        2,882       6.69%
Interest Bearing Deposits            9,541             95       3.94%             929           13       5.60%
                             -------------- -------------- ----------- --------------- ------------ -----------
       Total                     $ 977,420       $ 16,200       6.65%       $ 924,106     $ 16,035       6.94%
                             ============== ============== =========== =============== ============ ===========

                                    Six Months Ended June 30, 1999           Six Months Ended June 30, 1998
                                 Average      Interest       Average       Average       Interest     Average
(In Thousands)                   Balance       Income         Yield        Balance        Income       Yield
                             -------------- -------------- ----------- --------------- ------------ -----------
Mortgage Loans                   $ 834,901       $ 28,044       6.72%       $ 706,022     $ 25,114       7.11%
Mortgage-Backed Securities         110,311          3,469       6.29%         150,902        5,033       6.64%
Interest Bearing Deposits            9,644            193       3.98%           1,454           42       5.78%
                             -------------- -------------- ----------- --------------- ------------ -----------
       Total                     $ 954,856       $ 31,706       6.66%        $858,378      $30,189       7.03%
                             ============== ============== =========== =============== ============ ===========

The provision for loan losses for the three and six months ended June 30, 1999, amounted to $120,000 and $240,000, respectively. There was no provision for loan losses for the three and six months ended June 30, 1998. The provision for loan losses reflects the increase in the total residential mortgage loan portfolio.

Noninterest expenses for the three and six months ended June 30, 1999 amounted to $883,000 and $1.8 million, respectively, compared to the noninterest expenses for the three and six months ended June 30, 1998 which amounted to $946,000 and $1.9 million, respectively. Noninterest expenses included advisory fees and dividends on Series A Preferred Stock. The reduction in noninterest expenses for the six months ended June 30,1999 compared to the six months ended June 30, 1998 of $113,000 is primarily due to the write-off of remaining start-up costs in the fourth quarter of 1998. No income tax expense was recorded for either period.

RECENT FINANCIAL ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement, as amended, is effective for fiscal years beginning after June 15, 2000, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts, (collectively referred to as derivatives) and for hedging activities. This statement is not expected to impact the Company since the Company does not engage in hedging activities or utilize derivative instruments.

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

II.  The Costs To Address The Company's Year 2000 Issues

The Company currently pays a monthly servicing and managerial fee to Webster as agreed upon in the Advisory Service Agreement and the Master Service Agreement. The Company is not expected to incur any costs associated with Year 2000 issues that are not covered under the Advisory Service Agreement and the Master Service Agreement. The Advisory Service Agreement and the Master Service Agreement include technical support, and administrative services, pursuant to which Webster monitors and supervises the performance of all parties who have contracts to perform services for the Company.

III.  The Risks of The Company's Year 2000 Issues

The Company is in the process of identifying and evaluating potential Year 2000 related worst case scenarios that could result from 1) Webster's failure to identify, test and validate all critical date dependent applications and embedded microchips that affect core business processes and 2) the failure of external forces, such as third party vendors, and utilities, to have properly remediated their systems.

Potential worst case scenarios being addressed, include: extended electrical power outage, extended telephone communication outage and excessive media speculation and community fear.

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

Availability of Webster's Disclosure

Webster's Year 2000 Readiness Disclosure Statement is available in detail in its December 31, 1998 Annual Report on Form 10-K and subsequent Quarterly Reports on Form 10-Q.

WEBSTER PREFERRED CAPITAL CORPORATION

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------------------


The following table summarizes the estimated market value of the Company's interest-sensitive assets and interest-sensitive liabilities at June 30, 1999 and the projected change to market values if interest rates instantaneously increase or decrease by 100 basis points.


                                                                               Estimated Market Value Impact
                                                                             --------------------------------
(In Thousands)                              Book Value        Market Value       -100 BP          +100 BP
                                          ------------   ------------------- --------------- ----------------
At June 30, 1999
Interest Sensitive Assets:
       Mortgage-Backed Securities           $ 104,862             104,084           2,524          (3,671)
       Variable-Rate Residential Loans        508,231             511,287           9,308         (12,939)
       Fixed-Rate Residential Loans           344,359             345,088          11,726         (16,029)
Interest-Sensitive Liabilities:
       Series A Preferred Stock                40,000              40,000           2,230          (2,929)
                                        ==============   =================== =============== ================


FORWARD LOOKING STATEMENTS

Statements in Management's Discussion and Analysis in the section captioned "Year 2000 Readiness Disclosure Statement" and in "Quantitative and Qualitative Disclosures About Market Risk" are forward-looking statements within the meaning of the Securities Exchange Act of 1934, as amended. Actual results, performance or developments may differ materially from those expressed or implied by such forward-looking statements as a result of market uncertainties and other factors. Some important factors that would cause actual results to differ from those in any forward-looking statements include changes in interest rates and the general economy in the Connecticut market area where a substantial portion of the real estate securing the Company's loans are located. Such developments could have an adverse impact on the Company's financial position and results of operations.

WEBSTER PREFERRED CAPITAL CORPORATION

PART II - OTHER INFORMATION
--------------------------------------------------------------------------------



Item 4:   Submission of Matters to a Vote of Security Holders

                  The Company held an annual meeting of stockholders on April 5, 1999. Each of the Company's three directors, John V. Brennan, Harriet Munrett Wolfe and Ross M. Strickland, was elected at the meeting, and each such director received 100 votes cast for election (which votes constitute 100% of the issued and outstanding common stock).

Item 6:  Exhibits and Reports on Form 8-K

(a)      Exhibits


     Exhibit Numbers       Description
     ---------------       -----------
           27              Financial Data Schedule

(b) No reports on Form 8-K were filed during the quarter ended June 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        WEBSTER PREFERRED CAPITAL CORPORATION
                                        -------------------------------------
                                                     Registrant


                                        BY: /s/ Peter J. Swiatek
                                            ---------------------------------
                                            Peter J. Swiatek,

                                            Vice President & Treasurer

                                            Principal Financial Officer

                                            Principal Accounting Officer


                                       Date: August 12, 1999

                                INDEX TO EXHIBITS


     Exhibit Number                Description
     --------------                -----------

           27                      Financial Data Schedule.