Form 10-Q
period 1999-09-30
WEBSTER PREFERRED CAPITAL CORP
filed 1999-11-09
CIK 1047865

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter ended September 30, 1999

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

     Commission File Number: 0-23513


                      WEBSTER PREFERRED CAPITAL CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Connecticut                                     06-1478208
     ------------------------------                      ----------------------
    (State or other jurisdiction of                       (I. R. S. Employer
     incorporation or organization)                      Identification Number)


             145 Bank Street, Waterbury, Connecticut         06702
            ----------------------------------------       ----------
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

 Yes  X     No      .
    -----      -----

     The number of shares outstanding of the registrant's common stock as of October 31, 1999 is 100 shares.

WEBSTER PREFERRED CAPITAL CORPORATION



                                                        INDEX


                                                                                                                Page
                                                                                                                ----
PART I - FINANCIAL INFORMATION


Condensed Statements of Condition at September 30, 1999 and December 31, 1998................................    3

Condensed Statements of Income for the Three and Nine Months Ended September 30, 1999
and September 30, 1998 ......................................................................................    4

Condensed Statements of Cash Flows for the Nine Months Ended September 30, 1999
and September 30, 1998.......................................................................................    5

Notes to the Condensed Financial Statements..................................................................    6

Management's Discussion and Analysis of Financial Statements.................................................    9

Quantitative and Qualitative Disclosures About Market Risk...................................................   13

Forward Looking Statements...................................................................................   13

PART II - OTHER INFORMATION..................................................................................   14

SIGNATURES...................................................................................................   15

INDEX TO EXHIBITS ...........................................................................................   16

WEBSTER PREFERRED CAPITAL CORPORATION
CONDENSED STATEMENTS OF CONDITION (unaudited)
(Dollars in Thousands, Except Share Data)

                                                                                    September 30,         December 31,
                                                                                        1999                  1998
-----------------------------------------------------------------------------------------------------------------------
Assets

Cash                                                                                    $  16,453            $  26,964
Mortgage-Backed Securities Available for Sale, at Fair Value (Note 2)                      98,766              118,262
Residential Mortgage Loans, Net (Note 3)                                                  876,825              819,634
Accrued Interest Receivable                                                                 5,447                5,422
Other Real Estate Owned                                                                        26                    -
Prepaid Expenses and Other Assets                                                             425                  679
-----------------------------------------------------------------------------------------------------------------------
      Total Assets                                                                      $ 997,942           $  970,961
-----------------------------------------------------------------------------------------------------------------------

Liabilities and Shareholders' Equity

Accrued Dividends Payable                                                                 $   794            $   1,019
Accrued Expenses and Other Liabilities                                                        481                  224
-----------------------------------------------------------------------------------------------------------------------
      Total Liabilities                                                                     1,275                1,243
-----------------------------------------------------------------------------------------------------------------------

Mandatorily Redeemable Preferred Stock (Note 4)

      Series A 7.375% Cumulative Redeemable Preferred Stock, Liquidation
          preference $1,000 per share; par value $1.00 per
          share; 40,000 shares authorized, issued and outstanding                          40,000               40,000

Shareholders' Equity

      Series B 8.625% Cumulative Redeemable Preferred Stock, Liquidation
          preference $10 per share; par value $1.00 per
          share; 1,000,000 shares authorized, issued and outstanding                        1,000                1,000
      Common Stock, par value $.01 per share:
          Authorized - 1,000 shares
          Issued and Outstanding - 100 shares                                                   1                    1
      Paid-in Capital                                                                     928,799              928,799
      Distributions in Excess of Accumulated Earnings                                          -                (1,198)
      Retained Earnings                                                                    28,040                    -
      Accumulated Other Comprehensive Income (Loss) (Note 5)                               (1,173)               1,116
-----------------------------------------------------------------------------------------------------------------------
      Total Shareholders' Equity                                                          956,667              929,718
-----------------------------------------------------------------------------------------------------------------------
      Total Liabilities and Shareholders' Equity                                       $  997,942            $ 970,961
-----------------------------------------------------------------------------------------------------------------------

See accompanying notes to the condensed financial statements

WEBSTER PREFERRED CAPITAL CORPORATION
CONDENSED STATEMENTS OF INCOME (unaudited)
(Dollars In Thousands, Except Share Data)

                                                                  Three Months Ended             Nine Months Ended
                                                                     September 30,                  September 30,
                                                                  1999           1998            1999          1998
----------------------------------------------------------------------------------------------------------------------
Interest Income:
Loans                                                           $ 14,367       $ 13,412        $ 42,411      $ 38,526
Securities                                                         1,813          2,746           5,475         7,821
----------------------------------------------------------------------------------------------------------------------
        Total Interest Income                                     16,180         16,158          47,886        46,347
Provision for Loan Losses (Note 3)                                   120            150             360           150
----------------------------------------------------------------------------------------------------------------------
Interest Income After Provision for Loan Losses                   16,060         16,008          47,526        46,197
Noninterest Income:
Gain on Sale of Securities                                             -            261               -           261
----------------------------------------------------------------------------------------------------------------------
        Total Noninterest Income                                       -            261               -           261
----------------------------------------------------------------------------------------------------------------------

Noninterest Expenses:
Advisory Fee Expense Paid to Parent                                   38             38             113           113
Dividends on Mandatorily Redeemable Preferred Stock                  737            738           2,212         2,213
Start-up Costs                                                         -            137               -           396
Other Noninterest Expenses                                           107             20             316            83
----------------------------------------------------------------------------------------------------------------------
        Total Noninterest Expenses                                   882            933           2,641         2,805

Income Before Taxes                                               15,178         15,336          44,885        43,653
Income Taxes                                                           -              -               -             -
----------------------------------------------------------------------------------------------------------------------
Net Income                                                        15,178         15,336          44,885        43,653
Preferred Stock Dividends                                            216            216             647           647
----------------------------------------------------------------------------------------------------------------------

Net Income Available to Common Shareholder                      $ 14,962       $ 15,120        $ 44,238      $ 43,006
----------------------------------------------------------------------------------------------------------------------

Net Income Per Common Share:
               Basic                                           $ 149,620      $ 151,200        $442,380      $430,060
               Diluted                                         $ 149,620      $ 151,200        $442,380      $430,060

----------------------------------------------------------------------------------------------------------------------

See accompanying notes to the condensed financial statements

WEBSTER PREFERRED CAPITAL CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS (unaudited)
(Dollars In Thousands)

                                                                                 Nine Months Ended September 30,
                                                                                   1999                    1998
----------------------------------------------------------------------------------------------------------------------
Operating Activities:
Net Income                                                                       $ 44,885               $ 43,653
Adjustments to Reconcile Net Income to Net Cash Provided by
     Operating Activities:
         Provision for Loan Losses                                                    360                    150
         Accretion of Securities Discount                                             (34)                (1,558)
         Amortization of Deferred Loan Costs and Premiums                             942                  1,048
         Gain on Sale of Securities                                                     -                   (261)
         Increase in Accrued Interest Receivable                                      (25)                  (941)
         Increase in Accrued Liabilities                                              257                  2,026
         Decrease in Prepaid Expenses and Other Assets                                254                    232
----------------------------------------------------------------------------------------------------------------------
Net Cash Provided by Operating Activities                                          46,639                 44,349
----------------------------------------------------------------------------------------------------------------------
Investing Activities:
Purchase of  Mortgage-Backed Securities                                                 -                (51,682)
Principal Collected on Mortgage-Backed Securities                                  17,241                  3,852
Proceeds from Sales of Mortgage-Backed Securities                                       -                 49,083
Increase in Interest Bearing Deposits                                                   -                   (525)
Purchase of Loans                                                                (194,929)              (306,332)
Principal Repayments of Loans, Net                                                136,410                143,990
----------------------------------------------------------------------------------------------------------------------
Net Cash Used by Investing Activities                                             (41,278)              (161,614)
----------------------------------------------------------------------------------------------------------------------
Financing Activities:
Dividends Paid on Common and Preferred Stock                                      (15,872)               (40,556)
Contributions from Parent                                                               -                142,841
----------------------------------------------------------------------------------------------------------------------
Net Cash (Used) Provided by Financing Activities                                  (15,872)               102,285
----------------------------------------------------------------------------------------------------------------------

Decrease in Cash and Cash Equivalents                                             (10,511)               (14,980)
Cash and Cash Equivalents at Beginning of Period                                   26,964                 26,167
----------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period                                       $ 16,453               $ 11,187
----------------------------------------------------------------------------------------------------------------------

Supplemental Disclosures:
       Income Taxes Paid                                                           $    -                  $   -
       Interest Paid                                                               $    -                  $   -
Supplemental Schedule of Non-Cash Financing Activity:
       Transfer of Residential Mortgage Loans to Other Real Estate
          Owned                                                                    $   26                  $   -


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

The accompanying condensed financial statements include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All adjustments were of a normal recurring nature. The results of operations for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results which may be expected for the year as a whole. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Webster Preferred Capital Corporation 1998 Annual Report to shareholders.

NOTE 2: MORTGAGE-BACKED SECURITIES

The following table sets forth certain information regarding the mortgage-backed securities, which are classified as available for sale:


(In Thousands)                                                          Mortgage-Backed Securities
-----------------------------------------------------------------------------------------------------------------------
                                                            Amortized        Unrealized     Unrealized   Estimated Fair
September 30, 1999                                               Cost             Gains         Losses            Value
-----------------------------------------------------------------------------------------------------------------------
      Available for Sale Portfolio                           $ 99,939           $   502      $ (1,675)       $  98,766
-----------------------------------------------------------------------------------------------------------------------


                                                            Amortized        Unrealized     Unrealized   Estimated Fair
December 31, 1998                                                Cost             Gains         Losses            Value
-----------------------------------------------------------------------------------------------------------------------
      Available for Sale Portfolio                          $ 117,146          $  1,116      $   -           $ 118,262
-----------------------------------------------------------------------------------------------------------------------


All mortgage-backed securities have a contractual maturity of over 10 years. The weighted average yield at September 30, 1999 is 6.78%. Although the stated final maturity of these obligations are long-term, the weighted average life is much shorter due to scheduled repayments and prepayments. Gains and losses on the sales of securities are recorded using the specific identification method.

WEBSTER PREFERRED CAPITAL CORPORATION

--------------------------------------------------------------------------------

NOTE 3:  RESIDENTIAL  MORTGAGE LOANS, NET

A summary of the Company's residential mortgage loans, net, follows:

                                                       September 30,         December 31,
                                                            1999                 1998
------------------------------------------------------------------------------------------
                                                          Carrying             Carrying
(In Thousands)                                             Amount               Amount
------------------------------------------------------------------------------------------
Fixed-Rate Loans:
       15 yr. Loans                                        $ 117,703            $ 114,924
       20 yr. Loans                                            5,559                3,213
       25 yr. Loans                                            3,026                1,849
       30 yr. Loans                                          231,691              192,490
------------------------------------------------------------------------------------------

        Total Fixed-Rate Loans                               357,979              312,476
------------------------------------------------------------------------------------------
Variable-Rate Loans:
       15 yr. Loans                                            6,386                5,222
       20 yr. Loans                                            8,226                6,504
       25 yr. Loans                                            7,025                8,578
       30 yr. Loans                                          495,024              484,824
------------------------------------------------------------------------------------------

        Total Variable-Rate Loans                            516,661              505,128
------------------------------------------------------------------------------------------

       Total Residential Mortgage Loans                    $ 874,640             $817,604

       Premiums and Deferred Costs on Loans, Net               3,976                3,585
       Less: Allowance for Loan Losses                        (1,791)              (1,555)
------------------------------------------------------------------------------------------

        Residential Mortgage Loans, Net                     $876,825            $ 819,634
------------------------------------------------------------------------------------------


During 1998, Webster Bank contributed $182.8 million of cash to the Company, of which $142.8 million was contributed during the nine months ended September 30, 1998. Of the $182.8 million in cash, $131.0 million was used to purchase additional residential loans. As of September 30, 1999, approximately 40.9% of the Company's residential mortgage loans are fixed-rate loans and approximately 59.1% are adjustable-rate loans.

A detail of the change in the allowance for loan losses, for the periods indicated follows:

                                                            Three Months Ended                    Nine Months Ended
(In Thousands)                                                 September 30,                        September 30,
                                                           1999             1998                  1999           1998
----------------------------------------------------------------------------------------------------------------------

Balance at Beginning of Period                          $ 1,742          $ 1,382               $ 1,555        $ 1,538
Provision Charged to Operations                             120              150                   360            150
Charge-offs                                                 (71)               -                  (124)          (157)
Recoveries                                                    -                -                     -              1
----------------------------------------------------------------------------------------------------------------------
Balance at End of Period                                $ 1,791          $ 1,532               $ 1,791        $ 1,532
----------------------------------------------------------------------------------------------------------------------

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

NOTE 5: OTHER COMPREHENSIVE INCOME

The  following   table   summarizes   reclassification   adjustments  for  other
comprehensive income and the related tax effects:

                                                                      Before               Income tax
  Three months ended September 30, 1999 and 1998                       Tax                 (expense)         Net-of-tax
  (In Thousands)                                                      Amount               or benefit          Amount
  -----------------------------------------------------------------------------------------------------------------------
  Unrealized loss on available for sale securities:
      Unrealized holding losses arising during the period               $  (394)                    -          $   (394)
      Less: Reclassification adjustment for gains
        Realized during the period                                            -                     -                 -
  -----------------------------------------------------------------------------------------------------------------------

      Other comprehensive loss at September 30, 1999                    $  (394)                    -          $   (394)
  -----------------------------------------------------------------------------------------------------------------------

  Unrealized gain on available for sale securities:
      Unrealized holding gains arising during the period                $   990                     -          $    990
      Less: Reclassification adjustment for gains
        realized during the period                                          261                     -               261
  -----------------------------------------------------------------------------------------------------------------------

      Other comprehensive income at September 30, 1998                  $   729                     -          $    729
  -----------------------------------------------------------------------------------------------------------------------

                                                                      Before               Income tax
  Nine months ended September 30, 1999 and 1998                        Tax                 (expense)         Net-of-tax
  (In Thousands)                                                      Amount               or benefit          Amount
  -----------------------------------------------------------------------------------------------------------------------
  Unrealized loss on available for sale securities:
      Unrealized holding losses arising during the period            $   (2,289)                    -        $   (2,289)
      Less: Reclassification adjustment for gains
        Realized during the period                                            -                     -                 -
  -----------------------------------------------------------------------------------------------------------------------

      Other comprehensive loss at September 30, 1999                 $   (2,289)                    -        $   (2,289)
  -----------------------------------------------------------------------------------------------------------------------

  Unrealized gain on available for sale securities:
      Unrealized holding gains arising during the period             $    1,945                     -       $     1,945
      Less: Reclassification adjustment for gains
        Realized during the period                                          261                     -               261
  -----------------------------------------------------------------------------------------------------------------------

      Other comprehensive income at September 30, 1998               $    1,684                     -       $     1,684
  -----------------------------------------------------------------------------------------------------------------------

WEBSTER PREFERRED CAPITAL CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


CHANGES IN FINANCIAL CONDITION
------------------------------

Total  assets,   consisting   primarily  of   residential   mortgage  loans  and
mortgage-backed securities, were $997.9 million at September 30, 1999, an increase of $26.9 million from $971.0 million at December 31, 1998. The increase in total assets is primarily attributable to the purchase from Webster Bank of residential mortgage loans of $194.9 million, offset by loan repayments of $136.4 million and principal collected on mortgage-backed securities of $17.2 million. Shareholders' equity was $956.7 million at September 30, 1999 and $929.7 million at December 31, 1998.

ASSET QUALITY
-------------

The Company maintains high asset quality by acquiring residential real estate loans that have been conservatively underwritten, aggressively managing nonaccrual assets and maintaining adequate reserve coverage. At September 30, 1999, residential real estate loans comprised the entire loan portfolio. The Company also invests in highly rated mortgage-backed securities.

The aggregate amount of nonaccrual loans was $1.5 million at September 30, 1999. The following table details the Company's nonaccrual loans at September 30, 1999 and December 31, 1998:

                                                                                       September 30,      December 31,
(In Thousands)                                                                               1999             1998
----------------------------------------------------------------------------------------------------------------------
Loans Accounted for on a Nonaccrual Basis:
        Residential Fixed-Rate Loans                                                        $    191        $    71
        Residential Variable-Rate Loans                                                        1,319          1,206
----------------------------------------------------------------------------------------------------------------------
              Total Nonaccrual Loans                                                        $  1,510        $ 1,277
----------------------------------------------------------------------------------------------------------------------

At September 30, 1999 the allowance for loan losses was approximately $1.8 million, or 119% of nonaccrual assets. Management believes that the allowance for loan losses is adequate to cover losses inherent in the portfolio.

WEBSTER PREFERRED CAPITAL CORPORATION

--------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The primary sources of liquidity for the Company are net cash flows from operating activities, investing activities and financing activities. Net cash flows from operating activities primarily include net income, net changes in prepaid expenses and other assets, accrued interest receivable and adjustments for noncash items such as amortization on deferred costs and premiums, and mortgage-backed securities net amortization and accretion. Net cash flows from investing activities primarily include the purchase and repayments of residential real estate loans and mortgage backed securities that are classified as available for sale. Net cash flows from financing activities primarily include net changes in capital generally related to stock issuances, capital contributions from Webster Bank and dividend payments.

While scheduled loan amortization, maturing securities, short-term investments and securities repayments are predictable sources of funds, loan and mortgage-backed security prepayments are greatly influenced by general interest rates, economic conditions and competition. One of the inherent risks of investing in loans and mortgage-backed securities is the ability of such instruments to incur prepayments of principal prior to maturity at prepayment rates different than those estimated at the time of purchase. This generally occurs because of changes in market interest rates. The market values of fixed-rate loans and mortgage-backed securities are sensitive to fluctuations in market interest rates, generally declining in value as interest rates rise. If interest rates decrease, the market value of loans generally will tend to increase with the level of prepayments also normally increasing.

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

ASSET/LIABILITY MANAGEMENT
--------------------------

The goal of the Company's asset/liability management policy is to manage interest-rate risk, so as to maximize net interest income over time in changing interest-rate environments while maintaining acceptable levels of risk. The Company must provide for sufficient liquidity for daily operations. The Company prepares estimates of the level of prepayments and the effect of such prepayments on the level of future earnings due to reinvestment of funds at rates different than those that currently exist. The Company is unable to predict future fluctuations in interest rates and as such the market values of certain of the Company's financial assets are sensitive to fluctuations in market interest rates. Changes in interest rates can affect the value of its loans and other interest-earning assets. At September 30, 1999, 59.1% of the Company's residential mortgage loans were variable-rate loans. The Company believes these residential mortgage loans are less likely to incur prepayments of principal.

WEBSTER PREFERRED CAPITAL CORPORATION

--------------------------------------------------------------------------------

RESULTS OF OPERATIONS
---------------------

For the three and nine months ended September 30, 1999, the Company reported net income of $15.2 million and $44.9 million, respectively, or $149,620 and $442,380, respectively, per common share on a diluted basis, compared to the three and nine months ended September 30, 1998 which amounted to $15.3 million and $43.7 million, respectively, or $151,200 and $430,060, respectively, per common share on a diluted basis.

Total interest income for the three and nine months ended September 30, 1999 amounted to $16.2 million and $47.9 million, respectively, net of servicing fees, compared to the three and nine months ended September 30, 1998 which amounted to $16.2 million and $46.3 million, respectively. The following table shows the major categories of average interest-earning assets, their respective interest income and the yields earned by the Company:

                                           Three Months Ended September 30,        Three Months Ended September 30,
                                                         1999                                    1998
                                           Average      Interest    Average         Average      Interest      Average
(In Thousands)                             Balance       Income      Yield          Balance       Income        Yield
-----------------------------------------------------------------------------------------------------------------------
Mortgage Loans                           $ 862,179      $ 14,367       6.67%        $ 783,696     $ 13,412       6.85%
Mortgage-Backed Securities                 101,852         1,596       6.27%          150,367        2,517       6.69%
Interest Bearing Deposits                   15,275           217       5.68%           20,066          229       4.57%
-----------------------------------------------------------------------------------------------------------------------
     Total                               $ 979,306      $ 16,180       6.61%        $ 954,129     $ 16,158       6.77%
-----------------------------------------------------------------------------------------------------------------------

                                           Nine Months Ended September 30,           Nine Months Ended September 30,
                                                         1999                                    1998
                                           Average      Interest    Average         Average      Interest      Average
(In Thousands)                             Balance       Income      Yield          Balance       Income        Yield
-----------------------------------------------------------------------------------------------------------------------
Mortgage Loans                           $ 844,091      $ 42,411       6.70%        $ 732,197     $ 38,526       7.02%
Mortgage-Backed Securities                 107,460         5,064       6.28%          149,845        7,521       6.69%
Interest Bearing Deposits                   11,542           411       4.74%            8,667          300       4.58%
-----------------------------------------------------------------------------------------------------------------------
     Total                               $ 963,093      $ 47,886       6.63%        $ 890,709     $ 46,347       6.94%
-----------------------------------------------------------------------------------------------------------------------

The provision for loan losses for the three and nine months ended September 30, 1999, amounted to $120,000 and $360,000, respectively. The provision for loan losses for both the three and nine months ended September 30, 1998, amounted to $150,000. The provision for loan losses reflects the increase in the total residential mortgage loan portfolio.

Noninterest expenses for the three and nine months ended September 30, 1999 amounted to $882,000 and $2.6 million, respectively, compared to the noninterest expenses for the three and nine months ended September 30, 1998 which amounted to $933,000 and $2.8 million, respectively. Noninterest expenses included advisory fees and dividends on Series A Preferred Stock. The reduction in noninterest expenses for the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998 of $164,000 is due primarily to the write-off of remaining start-up costs in the fourth quarter of 1998. No income tax expense was recorded for either period.

RECENT FINANCIAL ACCOUNTING STANDARDS
-------------------------------------

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

YEAR 2000 READINESS DISCLOSURE STATEMENT
----------------------------------------

The "Year 2000" issue refers to the potential impact of the failure of computer programs and equipment to give proper recognition of dates beyond December 31, 1999 and other issues related to the Year 2000 century date change.

I.  The Company's State Of Readiness
------------------------------------

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

II.  The Costs To Address The Company's Year 2000 Issues
--------------------------------------------------------

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

III.  The Risks of The Company's Year 2000 Issues
-------------------------------------------------

The Company has completed identifying and evaluating potential Year 2000 related worst case scenarios that could result from 1) Webster's failure to identify, test and validate all critical date dependent applications and embedded microchips that affect core business processes and 2) the failure of external forces, such as third party vendors, and utilities, to have properly remediated their systems.

Potential worst case scenarios addressed, included: extended electrical power outage, extended telephone communication outage and excessive media speculation and community fear.

The Company is unable to estimate lost revenue related to Year 2000 issues due to the uncertainties of the impact and effects of external forces and their potential extended disruptions.

IV.  The Company's Contingency Plans
------------------------------------

A contingency plan has been completed by the Company to address each identified potential worst case scenario. Alternative solutions for business resumption and approaches to minimize the impact of each scenario have been formulated. Approaches to address potential scenarios include: designating alternate offices as emergency locations with alternate power sources and identifying alternate communication methods.

Availability of Webster's Disclosure
------------------------------------

Webster's Year 2000 Readiness Disclosure Statement is available in detail in its December 31, 1998 Annual Report on Form 10-K and subsequent Quarterly Reports on Form 10-Q.

WEBSTER PREFERRED CAPITAL CORPORATION

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------------------

The following table summarizes the estimated market value of the Company's interest-sensitive assets and interest-sensitive liabilities at September 30, 1999 and the projected change to market values if interest rates instantaneously increase or decrease by 100 basis points.

                                                                                        Estimated Market Value Impact
                                                                                --------------------------------------
(In Thousands)                                  Book Value        Market Value            -100 BP             +100 BP
----------------------------------------------------------------------------------------------------------------------

At September 30, 1999
Interest Sensitive Assets:
      Mortgage-Backed Securities                  $ 99,939           $  98,766           $  2,201          $  (3,065)
      Variable-Rate Residential Loans              516,661             517,466             10,083            (12,498)
      Fixed-Rate Residential Loans                 357,979             356,312             10,847            (14,108)
Interest-Sensitive Liabilities:
      Series A Preferred Stock                      40,000              40,000              2,269             (2,850)
----------------------------------------------------------------------------------------------------------------------


FORWARD LOOKING STATEMENTS
--------------------------

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

WEBSTER PREFERRED CAPITAL CORPORATION

PART II - OTHER INFORMATION
--------------------------------------------------------------------------------

Item 6:  Exhibits and Reports on Form 8-K

(a)      Exhibits

     Exhibit Numbers       Description
     ---------------       -----------
           27              Financial Data Schedule

(b) No reports on Form 8-K were filed during the quarter ended September 30, 1999.

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

                                         Date: November 9, 1999

                                INDEX TO EXHIBITS

    Exhibit Number       Description
    --------------       -----------
          27             Financial Data Schedule.