Form 10-K
period 1999-12-31
WEBSTER PREFERRED CAPITAL CORP
filed 2000-03-22
CIK 1047865

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1999

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

 Yes  X     No      .
     -----    ------

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

         The number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date is: 100 shares

                      WEBSTER PREFERRED CAPITAL CORPORATION
                          1999 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

                                                                                                                Page
                                                                                                                ----
                                                       PART I
Item  1.     Business........................................................................................    3

                  General....................................................................................    3
                  Changes in Financial Condition.............................................................    3
                  Asset Quality..............................................................................    3
                  Nonaccrual Assets..........................................................................    4
                  Residential Mortgage Loans.................................................................    4
                  Allowance for Loan Losses..................................................................    5
                  Investment Activities......................................................................    5
                  Liquidity and Capital Resources............................................................    6
                  Regulation.................................................................................    6
                  Taxation...................................................................................    7

Item  2.     Properties......................................................................................    8
Item  3.     Legal Proceedings...............................................................................    8
Item  4.     Submission of Matters to a Vote of Security Holders.............................................    8

                                                       PART II

Item  5.     Market for the Registrant's Common Equity and
               Related Stockholder Matters...................................................................    9
Item  6.     Selected Financial Data.........................................................................   10
Item  7.     Management's Discussion and Analysis of Financial Condition
               and Results of Operations ....................................................................   11
Item  7A.    Quantitative and Qualitative Disclosures About Market Risk .....................................   14
Item  8.     Financial Statements and Supplementary Data.....................................................   15
Item  9.     Changes in and Disagreements with Accountants
               on Accounting and Financial Disclosure........................................................   26

                                                      PART III

Item 10.     Directors and Executive Officers of the Registrant..............................................   27
Item 11.     Executive Compensation..........................................................................   28
Item 12.     Security Ownership of Certain Beneficial Owners
               and Management................................................................................   29
Item 13.     Certain Relationships and Related Transactions..................................................   29

                                                      PART IV

Item 14.     Exhibits, Financial Statement Schedules, and
             Reports on Form 8-K ............................................................................   30

                                     PART I
ITEM 1.  BUSINESS

GENERAL


         Webster Preferred Capital Corporation (the "Company") is a Connecticut corporation incorporated in March 1997. The Company was formed by Webster Bank to provide a cost-effective means of raising funds, including capital, on a consolidated basis for Webster Bank. The Company's strategy is to acquire, hold and manage real estate mortgage assets ("Mortgage Assets"), including but not limited to residential mortgage loans, mortgage-backed securities and commercial mortgage loans. In March 1997, Webster Bank contributed $617.0 million, net, of Mortgage Assets, as part of the formation of the Company. In November 1997 and during 1998, Webster Bank contributed approximately $120.4 million and $182.8 million, respectively, in cash which the Company used to purchase residential mortgage loans and mortgage-backed securities. During 1999, Webster Bank made no contributions to the Company. As of December 31, 1999 and 1998, the Mortgage Assets owned by the Company were comprised of residential mortgage loans and mortgage-backed securities. Although the Company may acquire and hold a variety of Mortgage Assets, its present intention is to acquire only residential mortgage loans and mortgage-backed securities. The Company intends to hold such assets to generate net income for distribution to its shareholders based on the spread between the interest income earned on the Mortgage Assets and the cost of its capital and operations. The Company may invest up to 5% of the total value of its portfolio in assets other than residential mortgage loans and mortgage-backed securities eligible to be held by real estate investment trusts ("REITs"). As of December 31, 1999, approximately 41.3% of the Company's residential mortgage loans are fixed-rate loans and 58.7% are adjustable-rate loans.

         All of the Company's common stock is owned by Webster Bank. Webster Bank has indicated to the Company that, for as long as any of the Company's preferred shares are outstanding, Webster Bank intends to maintain direct ownership of 100% of the outstanding common stock of the Company. Pursuant to the Company's Certificate of Incorporation, the Company cannot redeem, or make any other payments or distributions with respect to shares of its common stock to the extent such redemptions, payments or distributions would cause the Company's total shareholders' equity (as determined in accordance with generally accepted accounting principles) to be less than 250% of the aggregate liquidation value of the issued and outstanding preferred shares. The preferred shares are not exchangeable into capital stock or other securities of Webster Bank or Webster Financial Corporation ("Webster"), the parent company of Webster Bank, and do not constitute regulatory capital of either Webster Bank or Webster.

         The Company has elected to be treated as a REIT under the Internal Revenue Code, as amended (the "Code"). The Company generally will not be subject to federal and Connecticut State income tax to the extent that it distributes its earnings to its shareholders and maintains its qualification as a REIT. Furthermore, the Company and Webster Bank will benefit significantly from federal and state tax treatment of dividends paid by the Company as a result of its qualification as a REIT. The dividends paid on the preferred shares will be deductible for federal income tax purposes as a result of the Company's qualification as a REIT.


CHANGES IN FINANCIAL CONDITION


         Total assets were $967.2 million at December 31, 1999, a decrease of $3.8 million from $971.0 million at December 31, 1998. Shareholder's equity was $926.2 million at December 31, 1999 and $929.7 million at December 31, 1998.


ASSET QUALITY


         The Company maintains high asset quality by acquiring residential real estate loans that have been conservatively underwritten, aggressively managing nonaccrual assets and maintaining adequate reserve coverage. At December 31, 1999, residential real estate loans comprised the entire loan portfolio. The Company also invests in highly rated mortgage-backed securities.

NONACCRUAL ASSETS


         The aggregate amount of nonaccrual assets was approximately $1.1 million, $1.3 million and $1.3 million, respectively at December 31, 1999, 1998 and 1997. The following table details the Company's nonaccrual assets at December 31, 1999, 1998 and 1997:


(Dollars In Thousands)                                          1999              1998               1997
----------------------------------------------------------------------------------------------------------
Nonaccrual Assets:
       Residential Fixed-Rate Loans                           $  319            $   71             $  158
       Residential Variable-Rate Loans                           830             1,206              1,145
----------------------------------------------------------------------------------------------------------
             Total                                           $ 1,149           $ 1,277            $ 1,303
==========================================================================================================


At December 31, 1999, 1998 and 1997 the allowance for loan losses were approximately $1.9 million, $1.6 million, and $1.5 million or 166%, 121% and 118%, respectively, of nonaccrual assets, and .23%, .19% and .24%, respectively, of total mortgage loans, net. Management believes that the allowance for loan losses is adequate to cover expected losses in the portfolio.


RESIDENTIAL MORTGAGE LOANS


A summary of the Company's carrying amount of residential mortgage loans at December 31, 1999 and 1998 follows:

(Dollars In Thousands)                                                        1999                   1998
----------------------------------------------------------------------------------------------------------
Fixed-Rate Loans:
       15 yr. Loans                                                     $  113,950              $ 114,924
       20 yr. Loans                                                          5,322                  3,213
       25 yr. Loans                                                          2,758                  1,849
       30 yr. Loans                                                        227,977                192,490
----------------------------------------------------------------------------------------------------------
              Total Fixed-Rate Loans                                       350,007                312,476
----------------------------------------------------------------------------------------------------------
Variable-Rate Loans:
       15 yr. Loans                                                          6,108                  5,222
       20 yr. Loans                                                          7,839                  6,504
       25 yr. Loans                                                          6,759                  8,578
       30 yr. Loans                                                        476,647                484,824
----------------------------------------------------------------------------------------------------------
              Total Variable-Rate Loans                                    497,353                505,128
----------------------------------------------------------------------------------------------------------
       Total Residential Mortgage Loans                                $   847,360              $ 817,604
       Premiums and Deferred Fees on Loans, Net                              3,762                  3,585
       Less: Allowance for Loan Losses                                      (1,911)                (1,555)
----------------------------------------------------------------------------------------------------------
              Residential Mortgage Loans, Net                          $   849,209              $ 819,634
==========================================================================================================


In March 1997, Webster Bank contributed approximately $617.0 million of Mortgage Assets, net as part of the formation of the Company. The $617.0 million consisted of $215.8 million of fixed-rate loans, and $401.3 million of variable-rate loans, net of premiums, deferred fees on loans and an allowance for loan losses. During 1998, Webster Bank contributed $182.8 million of cash to the Company, of which $131.0 million was used to purchase additional residential mortgage loans. During 1999, Webster Bank made no contributions to the Company.

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

         A detail of the change in the allowance for loan losses for the periods indicated follows:

                                                                                               For the Period from
                                                                                                 March 17, 1997
                                                             For Year Ended December 31,       (Date of Inception)
(In Thousands)                                                    1999          1998           to December 31, 1997
---------------------------------------------------------------------------------------------------------------------
Balance at Beginning of Period                                  $ 1,555       $ 1,538                  $    -
Allowance for Loan Losses on Acquired Loans                           -             -                   1,544
Provision Charged to Operations                                     480           300                       -
Charge-offs                                                        (124)         (284)                     (6)
Recoveries                                                           -              1                       -
---------------------------------------------------------------------------------------------------------------------
       Balance at End of Period                                 $ 1,911       $ 1,555                 $ 1,538
=====================================================================================================================


INVESTMENT ACTIVITIES

         RESIDENTIAL MORTGAGE LOANS. The Company may from time to time acquire both conforming and nonconforming residential mortgage loans. Conventional conforming residential mortgage loans comply with the requirements for inclusion in a loan guarantee program sponsored by either the Federal Home Loan Mortgage Corp. ("Freddie Mac") or Fannie Mae. Nonconforming residential mortgage loans do not qualify in one or more respects for purchase by Fannie Mae or Freddie Mac under their standard programs. The nonconforming residential mortgage loans that the Company purchases generally have original principal balances which exceed the limits for Freddie Mac or Fannie Mae programs. The Company's nonconforming residential mortgage loans are expected to meet the requirements for sale to national private mortgage conduit programs or other investors in the secondary mortgage market.

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

         The Company intends to acquire only investment-grade mortgage-backed securities issued or guaranteed by Fannie Mae, Freddie Mac and Government National Mortgage Association ("GNMA"). The Company does not intend to acquire any interest-only, principal-only or high-risk mortgage-backed securities. Further, the Company does not intend to acquire any residual interests in real estate mortgage conduits or any interests, other than as a creditor, in any taxable mortgage pools.

         OTHER REAL ESTATE ASSETS. Although the Company presently intends to invest only in residential mortgage loans and mortgage-backed securities, the Company may invest up to 5% of the total value of its portfolio in assets other than residential mortgage loans and mortgage-backed securities eligible to be held by REITs. In addition to commercial mortgage loans, such assets could include cash and cash equivalents. The Company does not intend to invest in securities or interests of persons primarily engaged in real estate activities. At December 31, 1999 and 1998, the Company did not hold any commercial mortgage loans.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal liquidity needs will be to fund dividends on outstanding capital stock. The Company does not anticipate that it will have any other material capital expenditures. The Company believes that cash generated from the payment of interest and principal on its Mortgage Assets will provide sufficient funds to meet its operating requirements and to pay dividends in accordance with the requirements to be taxed as a REIT for the foreseeable future. To the extent that the Company accumulates cash in order to meet its dividend requirements, it may invest such cash in short-term securities or money-market instruments.

REGULATION

         Webster Bank, which owns 100% of the Company's common stock, is subject to supervision and regulation by, among others, the Office of Thrift Supervision (the "OTS") and the Federal Deposit Insurance Corporation (the "FDIC"). Because the Company is a subsidiary of Webster Bank, such federal banking regulatory authorities have the right to examine the Company and its activities. If Webster Bank becomes "undercapitalized" under "prompt corrective action" initiatives of the federal bank regulators, such regulatory authorities have the authority to require, among other things, Webster Bank or the Company to alter, reduce or terminate any activity that the regulator determines poses an excessive risk to Webster Bank. The Company does not believe that its activities presently do, or in the future will, pose a risk to Webster Bank; however, there can be no assurance in that regard. The regulators also could restrict transactions between Webster Bank and the Company including the transfer of assets; require Webster Bank to divest or liquidate the Company; or require that Webster Bank be sold. Webster Bank could further be directed to take any other action that the regulatory agency determines will better carry out the purpose of prompt corrective action. Webster Bank could be subject to these prompt corrective action restrictions if federal regulators determined that Webster Bank was in an unsafe or unsound condition or engaging in an unsafe or unsound practice. In light of Webster Bank's control of the Company, as well as the Company's dependence and reliance upon the skill and diligence of Webster Bank officers and employees, some or all of the foregoing actions and restrictions could have an adverse effect on the operations of the Company, including causing the Company's failure to qualify as a REIT.

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

         To maintain REIT status, an entity must meet a number of organizational and operational requirements, including a requirement that it currently distribute to stockholders at least 95% of its "REIT taxable income" (not including capital gains and certain items of non-cash income). For taxable years beginning after December 31, 2000, this requirement will be relaxed, but the Company still will be required to distribute 90% of its "REIT taxable income." If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal and Connecticut state income tax at regular corporate rates. Notwithstanding qualification for taxation as a REIT, the Company may be subject to federal, state and/or local tax, on undistributed REIT taxable income and net income from prohibited transactions.

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

         Not Applicable.

ITEM 3.  LEGAL PROCEEDINGS

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted during the fourth quarter of the fiscal year 1999 to security holders for a vote.

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

         Dividends declared and paid on the common stock in 1999 and 1998 totaled $60.3 million and $58.2 million, respectively. Dividends declared on the Series A Preferred Stock in 1999 and 1998 totaled $3.0 million for each year. Dividends declared on the Series B Preferred Stock in 1999 and 1998 totaled $862,500 for each year.

         The market price for the Series B Preferred Stock averaged $10.247 and $10.597 for the years ending December 31, 1999 and 1998, respectively. The Series B Preferred Stock reached a low of $9.125 and a high of $11, during the year ended December 31, 1999. The Series B Preferred Stock reached a low of $10.125 and a high of $11, during the year ended December 31, 1998.

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

ITEM 6.  SELECTED FINANCIAL DATA

         The selected financial data set forth below is based upon and should be read in conjunction with the Company's audited financial statements and notes thereto appearing elsewhere in this document.

FINANCIAL CONDITION DATA:

BALANCE SHEET DATA                                                                      At December 31,
(In Thousands)                                                                    1999                    1998
----------------------------------------------------------------------------------------------------------------------
Available for Sale Securities, at Fair Value                                          $95,647                $118,262
Residential Mortgage Loans, Net                                                       849,210                 819,634
Total Assets                                                                          967,209                 970,961
Total Liabilities                                                                         982                   1,243
Mandatorily Redeemable Preferred Stock                                                 40,000                  40,000
Total Shareholders' Equity                                                            926,227                 929,718
----------------------------------------------------------------------------------------------------------------------

                                                                                                For the Period from
                                                                                                   March 17, 1997
INCOME STATEMENT DATA                                        For Year Ended December 31,      (Date of Inception) to
(In Thousands)                                                1999                 1998          D0ecember 31, 1997
----------------------------------------------------------------------------------------------------------------------
Total Interest Income                                                $64,219          $62,134                 $38,065
Provision for Loan Losses                                                480              300                       -
Gain on Sale of Securities                                                 -              261                       -
Noninterest Expenses                                                   3,522            3,836                     220
----------------------------------------------------------------------------------------------------------------------
Income Before Taxes                                                   60,217           58,259                  37,845
Income Taxes                                                               -                -                       -
----------------------------------------------------------------------------------------------------------------------
Net Income                                                            60,217           58,259                  37,845
Preferred Stock Dividends                                                862              862                     168
----------------------------------------------------------------------------------------------------------------------
Net Income Available to Common Shareholders                          $59,355          $57,397                 $37,677
======================================================================================================================

----------------------------------------------------------------------------------------------------------------------

                                                                                                For the Period from
                                                                                                  March 17, 1997
                                                              For Year Ended December 31,       (Date of Inception)
SIGNIFICANT STATISTICAL DATA*                                  1999               1998          to December 31, 1997
----------------------------------------------------------------------------------------------------------------------
Net Income per Common Share
       Basic                                                 $593,550            $573,970             $376,770
       Diluted                                               $593,550            $573,970             $376,770
Dividends Declared per Common Share                          $602,910            $582,250             $380,470
----------------------------------------------------------------------------------------------------------------------

*No ratio of earnings to fixed charges is presented because the Company has no fixed charges.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The Company is a subsidiary of Webster Bank and was incorporated in March 1997 to provide a cost-effective means of raising funds, including capital, on a consolidated basis for Webster Bank. In March 1997, Webster Bank contributed approximately $617.0 million of mortgage assets, net as part of the formation of the Company. In November 1997, and during 1998, Webster Bank contributed approximately $120.4 million, and $182.8 million, respectively, of cash which the Company used to purchase mortgage-backed securities and residential mortgage loans. During 1999, Webster Bank made no contributions to the Company. Total assets at December 31, 1999 and December 31, 1998 were $967 million and $971 million, respectively, consisting primarily of residential mortgage loans and mortgage-backed securities.

         The Company has elected to be treated as a REIT under the Code and will generally not be subject to federal income tax for as long as it maintains its qualification as a REIT, requiring among other things, that it currently distribute to stockholders at least 95% of its "REIT taxable income" (not including capital gains and certain items of noncash income). For taxable years beginning after December 31, 2000, this requirement will be relaxed, but the Company still will be required to distribute 90% of its "REIT taxable income." The Company and Webster Bank will also benefit significantly from federal and state tax treatment of dividends paid by the Company as a result of its qualification as a REIT. The following discussion of the Company's financial condition and results of operations should be read in conjunction with the Company's financial statements and other financial data included elsewhere herein.

ASSET QUALITY

         The Company maintains high asset quality by acquiring residential real estate loans that have been conservatively underwritten, aggressively managing nonaccrual assets and maintaining adequate reserve coverage. At December 31, 1999 and 1998, residential real estate loans comprised the entire loan portfolio. The Company also invests in highly rated mortgage-backed securities.

NONACCRUAL ASSETS

         The aggregate amount of nonaccrual assets at December 31, 1999, 1998 and 1997 were approximately $1.1 million, $1.3 million and $1.3 million, respectively. The following table details the Company's nonaccrual assets at December 31, 1999, 1998 and 1997:

NONACCRUAL ASSETS:

(In Thousands)                                                          1999                1998              1997
-----------------------------------------------------------------------------------------------------------------------
Loans Accounted for on a Nonaccrual Basis:
        Residential Fixed-Rate Loans                                        $  319             $  71            $  158
        Residential Variable-Rate Loans                                        830             1,206             1,145
-----------------------------------------------------------------------------------------------------------------------
              Total                                                        $ 1,149           $ 1,277           $ 1,303
=======================================================================================================================

         At December 31, 1999, 1998 and 1997, the allowances for loan losses were approximately $1.9 million, $1.6 million and $1.5 million, or 166%, 121% and 118%, respectively, of nonaccrual assets. Management believes that the allowance for loan losses is adequate to cover expected losses in the portfolio.

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

ASSET/LIABILITY MANAGEMENT

         The goal of the Company's asset/liability management policy is to manage interest-rate risk so as to maximize net interest income over time in changing interest-rate environments while maintaining acceptable levels of risk. The Company must provide for sufficient liquidity for daily operations. The Company prepares estimates of the level of prepayments and the effect of such prepayments on the level of future earnings due to reinvestment of funds at rates different than those that currently exist. The Company is unable to predict future fluctuations in interest rates and as such the market values of certain of the Company's financial assets are sensitive to fluctuations in market interest rates. Changes in interest rates can affect the value of its loans and other interest-earning assets. At December 31, 1999, 58.7% of the Company's residential mortgage loans were variable-rate loans. The Company's management believes these residential mortgage loans are less likely to incur prepayments of principal.

RESULTS OF OPERATIONS

         For the years ended December 31, 1999 and 1998, the Company reported net income of $60.2 million and $58.3 million, respectively or $593,550 and $573,970, respectively, per common share on a diluted basis. From March 17, 1997 (date of inception) to December 31, 1997, the Company reported net income of $37.8 million, or $376,770 per common share on a diluted basis.

         Total interest income for 1999 amounted to $64.2 million, net of servicing fees, an increase of $2.1 million from $62.1 million, net of servicing fees, in 1998. The average balance of total mortgage loans, net, for the years ended December 31, 1999 and December 31, 1998 was $849.8 million and $755.7 million, respectively, and the yield was 6.72% and 6.95%, respectively.

         The provision for loan losses for the years ended December 31, 1999 and 1998, amounted to $480,000 and $300,000, respectively. There was no provision for loan losses for the period of March 17, 1997 (date of inception) to December 31, 1997. The provision for loan losses reflects the increase in the total residential mortgage loan portfolio.

         Noninterest expenses for the years ended December 31, 1999 and 1998 and for the period of March 17, 1997 (date of inception) to December 31, 1997 amounted to $3.5 million, $3.8 million and $220,000, respectively, and included advisory fees, dividends on Series A Preferred Stock and amortized start-up costs. No income tax expense was recorded for any of the periods.

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

RECENT FINANCIAL ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts, (collectively referred to as derivatives) and for hedging activities. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. Under this statement, an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entities approach to managing risk. SFAS No. 133 amended, is now effective for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS No. 133 is not expected to impact the Company since it does not engage in hedging activities or utilize derivative instruments.

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

YEAR 2000 READINESS DISCLOSURE STATEMENT

         There has been no disruption to the company's operations since January 1, 2000 and any further disruption is not expected. The company will continue to monitor its position.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The following table summarizes the estimated market value of the Company's interest-sensitive assets and interest-sensitive liabilities at December 31, 1999 and 1998, and the projected change to market values if interest rates instantaneously increase or decrease by 100 basis points.

                                                                                       Estimated Market Value Impact
(In Thousands)                              Book Value         Market Value               -100 BP           +100 BP
----------------------------------------------------------------------------------------------------------------------
AT DECEMBER 31, 1999
Interest Sensitive Assets:
      Mortgage-Backed Securities                 $  97,086            $ 95,647            $ 2,617           $ (3,276)
      Variable-Rate Residential Loans              497,353             492,946             10,570            (12,670)
      Fixed-Rate Residential Loans                 350,007             343,634             11,533            (14,017)
Interest-Sensitive Liabilities:
      Series A Preferred Stock                      40,000              40,000              2,667             (3,084)
----------------------------------------------------------------------------------------------------------------------

AT DECEMBER 31, 1998
Interest Sensitive Assets:
      Mortgage-Backed Securities                 $ 117,146           $ 118,262            $ 1,734           $ (3,169)
      Variable-Rate Residential Loans              505,128             521,221              5,472             (7,572)
      Fixed-Rate Residential Loans                 312,476             320,623              4,285             (9,575)
Interest-Sensitive Liabilities:
      Series A Preferred Stock                      40,000              40,000                348             (3,638)
----------------------------------------------------------------------------------------------------------------------

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders of
Webster Preferred Capital Corporation
Waterbury, Connecticut


We have audited the accompanying statements of condition of Webster Preferred Capital Corporation (a subsidiary of Webster Bank) as of December 31, 1999 and 1998, and the related statements of income, shareholders' equity, and cash flows for each of the years in the two-year period ended December 31, 1999 and the period of March 17, 1997 (date of inception) to December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


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


In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Webster Preferred Capital Corporation as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 1999 and the period of March 17, 1997 (date of inception) to December 31, 1997 in conformity with generally accepted accounting principles.




---------------
KPMG LLP
Hartford, Connecticut
January 28, 2000

WEBSTER PREFERRED CAPITAL CORPORATION
STATEMENTS OF CONDITION
(Dollars in Thousands, Except Share Data)

                                                                                          December 31,
                                                                           ------------------------------------------
                                                                                   1999                  1998
----------------------------------------------------------------------------------------------------------------------
ASSETS
Cash                                                                                   $  16,667            $  26,964
Mortgage-Backed Securities Available for Sale at Fair Value (Note 2)                      95,647              118,262
Residential Mortgage Loans, Net (Note 3)                                                 849,210              819,634
Accrued Interest Receivable                                                                5,285                5,422
Other Real Estate Owned                                                                       60                    -
Prepaid Expenses and Other Assets                                                            340                  679
----------------------------------------------------------------------------------------------------------------------
     TOTAL ASSETS                                                                      $ 967,209            $ 970,961
======================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY

Accrued Dividends Payable                                                                $   885            $   1,019
Accrued Expenses and Other Liabilities                                                        97                  224
----------------------------------------------------------------------------------------------------------------------
     TOTAL LIABILITIES                                                                       982                1,243
----------------------------------------------------------------------------------------------------------------------

MANDATORILY REDEEMABLE PREFERRED STOCK (NOTE 4)
     Series A 7.375% Cumulative Redeemable Preferred Stock,
         Liquidation preference $1,000 per share; par value $1.00 per
         share; 40,000 shares authorized, issued and outstanding                          40,000               40,000

SHAREHOLDERS' EQUITY (NOTE 5)

     Series  B  8.625%  Cumulative   Redeemable  Preferred  Stock,   Liquidation
         preference $10 per share; par value $1.00 per
         share; 1,000,000 shares authorized, issued and outstanding                        1,000                1,000
     Common Stock, par value $.01 per share:
         Authorized - 1,000 shares
         Issued and Outstanding - 100 shares                                                   1                    1
     Paid-in Capital                                                                     928,799              928,799
     Distributions in Excess of Accumulated Earnings                                     (2,134)               (1,198)
     Accumulated Other Comprehensive (Loss) Income                                       (1,439)                1,116
----------------------------------------------------------------------------------------------------------------------
     TOTAL SHAREHOLDERS' EQUITY                                                          926,227              929,718
----------------------------------------------------------------------------------------------------------------------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                       $  967,209           $  970,961
======================================================================================================================

See accompanying notes to financial statements

WEBSTER PREFERRED CAPITAL CORPORATION
STATEMENTS OF INCOME
(Dollars In Thousands, Except Share Data)


                                                                                                For the Period from
                                                                                               March 17, 1997 (Date
                                                             For the Year Ended December 31,     of Inception) to
                                                          -----------------------------------    December 31, 1997
                                                                      1999            1998
----------------------------------------------------------------------------------------------------------------------
Interest Income:
Loans                                                        $      57,105         $  52,486         $  37,177
Securities                                                           7,114             9,648               888
----------------------------------------------------------------------------------------------------------------------
        Total Interest Income                                       64,219            62,134            38,065
Provision for Loan Losses (Note 3)                                     480               300                 -
----------------------------------------------------------------------------------------------------------------------
Interest Income After Provision for Loan Losses                     63,739            61,834            38,065

Noninterest Income:
Gain on Sale of Securities                                               -               261                 -

Noninterest Expenses:
Advisory Fee Expense Paid to Parent (Note 7)                           150               150               127
Dividends on Mandatorily Redeemable Preferred Stock                  2,950             2,950                66
Amortization of Start-up Costs                                           -               291                17
Other Noninterest Expenses                                             422               445                10
----------------------------------------------------------------------------------------------------------------------
        Total Noninterest Expenses                                   3,522             3,836               220

Income Before Taxes                                                 60,217            58,259            37,845
Income Taxes (Note 8)                                                    -                 -                 -
----------------------------------------------------------------------------------------------------------------------
NET INCOME                                                          60,217            58,259            37,845
Preferred Stock Dividends                                              862               862               168
----------------------------------------------------------------------------------------------------------------------

Net Income Available to Common Shareholders                    $    59,355         $  57,397         $  37,677
======================================================================================================================

Net Income Per Common Share
        Basic                                                    $ 593,550        $  573,970         $ 376,770
        Diluted                                                  $ 593,550        $  573,970         $ 376,770

----------------------------------------------------------------------------------------------------------------------

See accompanying notes to financial statements

WEBSTER PREFERRED CAPITAL  CORPORATION
STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars In Thousands, Except Per Share Data)


                                                                                Distributions   Accumulated
                                                                                 in Excess of      Other
                                        Preferred        Common      Paid-In     Accumulated   Comprehensive
                                          Stock           Stock      Capital        Earnings    Income (Loss)      Total
-----------------------------------------------------------------------------------------------------------------------------
Balance, March 17, 1997
(date of inception)                         $       -       $   -    $             $       -      $    -         $        -
-----------------------------------------------------------------------------------------------------------------------------

Comprehensive Income:
Net Income for 1997                                 -           -              -        37,845             -          37,845
Net unrealized gains on Available
      for Sale Securities, net of
      reclassification adjustments                  -           -              -             -            64              64
                                                                                                              ---------------
Total Comprehensive Income                                                                                            37,909
                                                                                                              ---------------

Contributions by Webster Bank                   2,000           1        735,382             -             -         737,383
Preferred Stock Redeemed                       (2,000)          -          2,000             -             -               -
Net Proceeds from Sale of Preferred
Stock Series B                                  1,000           -          8,575             -             -           9,575
Dividends Declared:
      Common Stock ($380,470 per share)             -           -              -       (38,047)            -         (38,047)
      Preferred Stock ($74.60 per share)            -           -              -          (149)            -            (149)
      Preferred Stock Series B
      ($0.019 per share)                            -           -              -           (19)            -             (19)
-----------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997                    $ 1,000       $   1      $ 745,957       $  (370)        $  64       $ 746,652
-----------------------------------------------------------------------------------------------------------------------------

Comprehensive Income:
Net Income for 1998                                 -           -              -        58,259             -          58,259
Net unrealized gains on Available
      for Sale Securities, net of
      reclassification adjustments                  -           -              -             -         1,052           1,052
                                                                                                              ---------------
Total Comprehensive Income                                                                                            59,311
                                                                                                              ---------------

Contributions by Webster Bank                       -           -        182,842             -             -         182,842
Dividends Declared:
      Common Stock ($582,250 per share)             -           -              -        (58,225)           -         (58,225)
      Preferred Stock Series B
      ($0.8625 per share)                           -           -              -           (862)           -            (862)
-----------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998                    $ 1,000       $   1      $ 928,799       $ (1,198)     $ 1,116       $ 929,718
-----------------------------------------------------------------------------------------------------------------------------

Comprehensive Income:
Net Income for 1999                                 -           -              -         60,217            -          60,217
Net unrealized losses on Available
      for Sale Securities, net of
      reclassification adjustments                  -           -              -               -      (2,555)        (2,555)
                                                                                                               --------------
Total Comprehensive Income                                                                                            57,662
                                                                                                               --------------

Dividends Declared:
      Common Stock ($602,910 per share)             -           -              -        (60,291)           -        (60,291)
      Preferred Stock Series B
      ($0.8625 per share)                           -           -              -           (862)           -           (862)
-----------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999                    $ 1,000       $   1      $ 928,799       $ (2,134)    $ (1,439)      $ 926,227
=============================================================================================================================


See accompanying notes to financial statements

WEBSTER PREFERRED CAPITAL CORPORATION
STATEMENTS OF CASH FLOWS
(Dollars In Thousands)


                                                                          For the Year Ended      For the Period from
                                                                             December 31,           March 17, 1997
                                                                     --------------------------  (Date of Inception)
                                                                          1999            1998    to December 31, 1997
-----------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net Income                                                             $ 60,217       $ 58,259            $ 37,845
Adjustments to Reconcile Net Cash Provided by Operating
Activities:
      Provision for Loan Losses                                             480            300                   -
      Accretion of Securities Discount                                      (36)        (1,493)               (215)
      Amortization of Deferred Loan Fees and Premiums                     1,157          1,467                 444
      Gain on Sale of Securities                                              -           (261)                  -
      Decrease (Increase) in Accrued Interest Receivable                    137           (897)             (4,525)
      Decrease (Increase) in Prepaid Expenses and Other Assets              339            466                (129)
      (Decrease) Increase in Accrued Liabilities                           (261)           334                 909
----------------------------------------------------------------------------------------------------------------------
Net Cash Provided by Operating Activities                                62,033         58,175              34,329
----------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
Purchase of  Mortgage-Backed Securities                                       -        (51,682)           (119,971)
Principal Collected on Mortgage-Backed Securities                        20,096          7,233                 160
Proceeds from Sales of Mortgage-Backed Securities                             -         49,083                   -
Purchase of Loans                                                      (194,929)      (389,123)            (98,835)
Principal Repayments of Loans, Net                                      163,656        203,356              79,776
-----------------------------------------------------------------------------------------------------------------------
Net Cash Used by Investing Activities                                   (11,177)      (181,133)           (138,870)
-----------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
Dividends Declared on Common and Preferred Stock                        (61,153)       (59,087)            (38,215)
Net Proceeds from Issuance of Preferred Stock                                 -              -              48,562
Contributions from Parent                                                     -        182,842             120,361
----------------------------------------------------------------------------------------------------------------------
Net Cash (Used) Provided by Financing Activities                        (61,153)       123,755             130,708
----------------------------------------------------------------------------------------------------------------------

(Decrease) increase in Cash and Cash Equivalents                        (10,297)           797              26,167
Cash and Cash Equivalents at Beginning of Period                         26,964         26,167                   -
----------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period                             $ 16,667       $ 26,964            $ 26,167
======================================================================================================================

SUPPLEMENTAL DISCLOSURES:
      Income Taxes Paid                                                  $    -         $    -              $    -
      Interest Paid                                                      $    -         $    -              $    -

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITY:
      Contribution of Mortgage Assets, net by Webster Bank in
        exchange for 100 shares of common stock and 2,000
        shares of 10% Cumulative Non-Convertible Preferred Stock
                                                                         $    -         $    -           $ 617,022

      On December 22, 1997, the Company redeemed from Webster Bank
        2,000 shares of preferred stock; Webster Bank concurrently contributed the proceeds to the
        Company as additional paid-in capital                            $    -         $    -            $  2,000



See accompanying notes to financial statements

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a) BUSINESS
         Webster Preferred Capital Corporation (the "Company") is a Connecticut corporation incorporated in March 1997 and a subsidiary of Webster Bank, which is a wholly-owned subsidiary of Webster Financial Corporation. The Company was organized to provide a cost-effective means of raising funds, including equity capital, on a consolidated basis for Webster Bank. The Company acquires, holds and manages real estate mortgage assets ("mortgage assets"). In March 1997, Webster Bank contributed approximately $617.0 million of mortgage assets, net as part of the formation of the Company. As of December 31, 1999, the mortgage assets owned by the Company consisted of whole loans secured by first mortgages or deeds of trusts on single family (one- to- four unit) residential real estate properties ("residential mortgage loans"), located primarily in Connecticut and mortgage-backed securities.

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

b) BASIS OF FINANCIAL STATEMENT PRESENTATION
         The financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amount of assets and liabilities, and disclosure of contingent assets and liabilities, as of the date of the financial statements and revenues and expenses for the periods presented. The actual results of the Company could differ from those estimates. A material estimate that is susceptible to near-term changes includes the allowance for loan losses.


c) ALLOWANCE FOR LOAN LOSSES
         An allowance for loan losses is established based upon a review of the loan portfolio, loss experience, specific problem loans, economic conditions and other pertinent factors which, in management's judgment, deserve current recognition in estimating loan losses.

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


d) OTHER REAL ESTATE OWNED
         Other real estate owned consists of properties acquired through foreclosure proceedings or acceptance of a deed in lieu of foreclosure. Other real estate owned is reported at the lower of fair value less estimated selling expenses or cost with an allowance for losses to provide for declines in value. Operating expenses are charged to current period earnings and gains and losses upon disposition are reflected in the statement of income when realized. As of December 31, 1999, there was $59,857 in other real estate owned by the Company. As of December 31, 1998, there was no other real estate owned by the Company.

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

f) MORTGAGE-BACKED SECURITIES
         Mortgage-backed securities are U.S. government agency securities and are classified as Available for Sale. Available for Sale securities are carried at fair value with unrealized gains and losses recorded as adjustments to shareholders' equity. The adjustment to shareholders' equity is not tax-effected as the Company is generally not subject to federal and state income tax. Management intends to hold these securities for indefinite periods of time as part of its asset/liability strategy and may sell the securities in response to changes in interest rates, changes in prepayment risk or other factors. One of the risks inherent when investing in mortgage-backed securities is the ability of such instruments to incur prepayments of principal prior to maturity. Because of prepayments, the weighted-average yield of these securities may also change, which could affect earnings. Realized gains and losses on the sales of securities are recorded using the specific identification method. Unrealized losses on Securities are charged to earnings when the decline in fair value of a mortgage backed security is judged to be other than temporary.

g) NET INCOME PER COMMON SHARE
         Basic net income per common share is calculated by dividing net income available to common shareholders by the weighted-average number of shares of common stock outstanding. Diluted net income per common share is calculated by dividing adjusted net income by the weighted-average diluted common shares. The Company has no dilutive items. The weighted-average number of shares used in the computation of basic and diluted earnings per common share for the years ended December 31, 1999, 1998 and 1997 was 100.


h) STATEMENT OF CASH FLOWS
         For purposes of the Statement of Cash Flows, the Company considers cash on hand and in banks to be cash and cash equivalents.


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

j) COMPREHENSIVE INCOME
         The Company adopted the provisions of SFAS No. 130 "Reporting Comprehensive Income" on January 1, 1998. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components (such as changes in net unrealized securities gains and losses). Comprehensive income includes net income and any changes in equity from non-owner sources that bypass the income statement. The purpose for reporting comprehensive income is to report a measure of all changes in equity of an enterprise that result from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners. Applications of SFAS No. 130 will not have an impact on the amounts previously reported for net income or affect the comparability of previously issued financial statements.

k) RECLASSIFICATION
         Certain financial statement balances as previously reported have been reclassified to conform to the 1999 Financial Statement Presentation.

NOTE 2: MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE

         In March 1998, Webster Bank contributed $51.8 million in cash to the Company which was used to purchase Government National Mortgage Association ("GNMA") mortgage-backed securities. During 1999, Webster Bank did not make any contributions to the Company. The following table sets forth certain information regarding the mortgage-backed securities:

(In Thousands)                                                          Mortgage-Backed Securities
----------------------------------------------------------------------------------------------------------------------
                                                            Recorded         Unrealized    Unrealized       Estimated
December 31, 1999                                             Value             Gains         Losses        Fair Value
----------------------------------------------------------------------------------------------------------------------
      Available for Sale Portfolio:                          $ 97,086          $    989     $ (2,428)      $   95,647
----------------------------------------------------------------------------------------------------------------------

                                                            Recorded         Unrealized    Unrealized       Estimated
December 31, 1998                                             Value             Gains         Losses        Fair Value
----------------------------------------------------------------------------------------------------------------------
      Available for Sale Portfolio:                         $ 117,146           $ 1,116       $      -     $ 118,262
----------------------------------------------------------------------------------------------------------------------

         There were no sales of  mortgage-backed  securities for the year ending
December  31,   1999.   During   1998,   the  Company  sold  $48.8   million  of
mortgage-backed securities which resulted in a gain of $261,431.

         All mortgage-backed securities have a contractual maturity of over 10 years. The weighted average yield at December 31, 1999 is 6.79%. Although the stated final maturity of these obligations are long-term, the weighted average life is much shorter due to scheduled repayments and prepayments.

NOTE 3:  RESIDENTIAL  MORTGAGE LOANS, NET

A summary of the carrying amount and fair market value of residential mortgage loans, net follows:

                                                                               December 31,
                                                   ------------------------------------------------------------------
                                                                  1999                             1998
                                                   ------------------------------------------------------------------
                                                       Carrying         Fair Market      Carrying       Fair Market
(In Thousands)                                          Amount             Value          Amount          Value
---------------------------------------------------------------------------------------------------------------------
Fixed-Rate Loans:
       15 yr. Loans                                      $   113,950    $   112,123      $ 114,924       $ 117,278
       20 yr. Loans                                            5,322          5,229          3,213           3,315
       25 yr. Loans                                            2,758          2,679          1,849           1,906
       30 yr. Loans                                          227,977        223,603        192,490         198,124
-------------------------------------------------------------------------------------------------------------------
        Total Fixed-Rate Loans                               350,007        343,634        312,476         320,623
-------------------------------------------------------------------------------------------------------------------
Variable-Rate Loans:
       15 yr. Loans                                            6,108          6,059          5,222           5,367
       20 yr. Loans                                            7,839          7,927          6,504           6,716
       25 yr. Loans                                            6,759          6,624          8,578           8,820
       30 yr. Loans                                          476,647        472,336        484,824         500,318
-------------------------------------------------------------------------------------------------------------------
        Total Variable-Rate Loans                            497,353        492,946        505,128         521,221
-------------------------------------------------------------------------------------------------------------------
       Total Residential Mortgage Loans                    $ 847,360      $ 836,580      $ 817,604       $ 841,844

       Premiums and Deferred Fees on Loans, Net                3,761                         3,585
       Less: Allowance for Loan Losses                        (1,912)                       (1,555)
-------------------------------------------------------------------------------------------------------------------

        Residential Mortgage Loans, Net                    $ 849,210                     $ 819,634
===================================================================================================================

         In March 1997, Webster Bank contributed approximately $617.0 million of mortgage assets, net as part of the formation of the Company. The $617.0 million consisted of $215.8 million of fixed-rate loans, and $401.3 million of variable-rate loans, net of premiums, deferred fees on loans and an allowance for loan losses. During 1998, Webster Bank contributed $182.8 million of cash, to the Company, of which $131.0 million was used to purchase additional residential loans. As of December 31, 1999, approximately 41.3% of the Company's residential mortgage loans are fixed-rate loans and approximately 58.7% are adjustable-rate loans.

         A detail of the change in the allowance for loan losses, for the periods indicated follows:

                                                                                               For the Period from
                                                                                                 March 17, 1997
                                                             Year Ended December 31,           (Date of Inception)
(In Thousands)                                             1999                  1998          to December 31, 1997
---------------------------------------------------------------------------------------------------------------------
Balance at Beginning of Period                                  $ 1,555        $  1,538                 $     -
Allowance for Loan Losses on Acquired Loans                           -               -                   1,544
Provision Charged to Operations                                     480             300                       -
Charge-offs                                                       (123)            (284)                     (6)
Recoveries                                                            -               1                       -
---------------------------------------------------------------------------------------------------------------------
  Balance at End of Period                                      $ 1,912        $  1,555                $ 1 ,538
=====================================================================================================================

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

During 1999, there were no additional contributions of cash from Webster Bank to the Company.

NOTE 6: SERVICING

The mortgage loans owned by the Company are serviced by Webster Bank pursuant to the terms of a servicing agreement. Webster Bank in its role as servicer under the terms of the servicing agreement is herein referred to as the "Servicer." The Servicer receives fees at an annual rate of (i) 8 basis points for fixed-rate loan servicing and collection, (ii) 8 basis points for variable-rate loan servicing and collection and (iii) 5 basis points for all other services to be provided, as needed, in each case based on the daily outstanding balances of all the Company's loans for which the Servicer is responsible.

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

To maintain REIT status, an entity must meet a number of organizational and operational requirements, including a requirement that it currently distributes to stockholders at least 95% of its "REIT taxable income" (not including capital gains and certain items of non-cash income). For the taxable years beginning after December 31, 2000, the requirement will be relaxed but the Company still will be required to distribute 90% of its "REIT taxable income." If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income tax at regular corporate rates.

NOTE 9: OTHER COMPREHENSIVE INCOME

The  following   table   summarizes   reclassification   adjustments  for  other
comprehensive income and the related tax effects for the years ended December 31, 1999, 1998 and 1997:

                                                                      BEFORE             INCOME TAX
                                                                       TAX               (EXPENSE)          NET-OF-TAX
  (In Thousands)                                                      AMOUNT             OR BENEFIT           AMOUNT
  -----------------------------------------------------------------------------------------------------------------------
  Unrealized net loss on available for sale securities:
     Unrealized net holding loss arising during the period             $  (2,555)                  -          $  (2,555)
     Less: Reclassification adjustment for gains
        realized during the period                                             -                   -                  -
  -----------------------------------------------------------------------------------------------------------------------
      Other comprehensive loss at December 31, 1999                      $(2,555)                  -            $(2,555)
  -----------------------------------------------------------------------------------------------------------------------

  Unrealized gain on available for sale securities:
     Unrealized holding gains arising during the period                $  1,313                     -          $   1,313
     Less: Reclassification adjustment for gains
        realized during the period                                          261                     -                261
  -----------------------------------------------------------------------------------------------------------------------
      Other comprehensive income at December 31, 1998                  $  1,052                     -          $   1,052
  -----------------------------------------------------------------------------------------------------------------------

  Unrealized gain on available for sale securities:
     Unrealized holding gains arising during the period              $       64                     -         $       64
     Less: Reclassification adjustment for gains
        realized during the period                                            -                     -                  -
  -----------------------------------------------------------------------------------------------------------------------
      Other comprehensive income at December 31, 1997                $       64                     -         $       64
  =======================================================================================================================

NOTE 10: SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

1999
(In Thousands, Except Share Data)             First Quarter        Second Quarter      Third Quarter   Fourth Quarter
----------------------------------------------------------------------------------------------------------------------
Net Interest Income                                $ 15,506              $ 16,200           $ 16,180         $ 16,333
Provision for Loan Losses                               120                   120                120              120
Gain on Sale of Securities                                -                     -                  -                -
Noninterest Expenses                                    876                   883                882              881
                                          ----------------------------------------------------------------------------
NET INCOME                                           14,510                15,197             15,178           15,332
Preferred Dividends                                     216                   215                216              215
                                          ----------------------------------------------------------------------------
Net Income Available to Common
       Shareholders                                $ 14,294              $ 14,982           $ 14,962         $ 15,117
                                          ============================================================================
Net Income Per Common Share
       Basic                                      $ 142,940             $ 149,820          $ 149,620        $ 151,170
                                          ============================================================================
       Diluted                                    $ 142,940             $ 149,820          $ 149,620        $ 151,170
                                          ============================================================================

1998
(In Thousands, Except Share Data)             First Quarter        Second Quarter      Third Quarter   Fourth Quarter
----------------------------------------------------------------------------------------------------------------------
Net Interest Income                                $ 14,154              $ 16,035           $ 16,158         $ 15,787
Provision for Loan Losses                                 -                     -                150              150
Gain on Sale of Securities                                -                     -                261                -
Noninterest Expenses                                    925                   946                933            1,032
                                          ----------------------------------------------------------------------------
NET INCOME                                           13,229                15,089             15,336           14,605
Preferred Dividends                                     216                   216                216              214
                                          ----------------------------------------------------------------------------
Net Income Available to Common
       Shareholders                                $ 13,013              $ 14,873           $ 15,120         $ 14,391
                                          ============================================================================
Net Income Per Common Share
       Basic                                      $ 130,130             $ 148,730          $ 151,200        $ 143,908
                                          ============================================================================
       Diluted                                    $ 130,130             $ 148,730          $ 151,200        $ 143,908
                                          ============================================================================

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

         The persons who are current directors and executive officers of the Company are as follows:

NAME                                        AGE                      POSITION AND OFFICES HELD
----                                        ---                      -------------------------
Ross M. Strickland                          50                President and Director

Harriet Munrett Wolfe                       46                Director

Gregory S. Madar                            37                Vice President and Assistant Secretary

Peter J. Swiatek                            41                Treasurer and Director

John D. Benjamin                            52                Secretary

         The following is a summary of the experience of the officers and directors of the Company:

         Ross M. Strickland is the President and a director of the Company. He is also the Executive Vice President -- Mortgage Banking of Webster and Webster Bank, positions he has held since his employment in 1991. Prior to joining Webster Bank, he was Executive Vice President of Residential Lending with the former Northeast Savings, F.A., Hartford, Connecticut, from 1988 to 1991. Prior to joining Northeast Savings, he was National Sales Manager, Credit Resources Group, for Shearson Lehman Brothers.

         Harriet Munrett Wolfe is a director of the Company. She is also the Senior Vice President, General Counsel and Secretary of Webster and Webster Bank. Ms. Wolfe joined Webster and Webster Bank in March 1997 as Senior Vice President and Counsel, was appointed Secretary in June 1997 and General Counsel in September 1999. Prior to joining Webster and Webster Bank, she was in private practice. From November 1990 to January 1996, she was Vice President and Senior Counsel of Shawmut Bank Connecticut, N.A., Hartford, Connecticut. Prior to joining Shawmut, she was Associate Legal Counsel and Assistant Secretary of the former Citytrust, Bridgeport, Connecticut.

         Gregory S. Madar is the Vice President and Assistant Secretary of the Company. He served as the Secretary of the Company from March 1997 to March 1999. He is also Senior Vice President and Assistant Controller of Webster Bank. Mr. Madar, a Certified Public Accountant, joined Webster Bank in 1995 as Vice President and Tax Manager and was elected Senior Vice President and Assistant Controller in January 2000. Prior to joining Webster Bank, he was Controller of Millane Nurseries, Inc. from 1993 to 1995. Prior to joining Millane Nurseries, he was a tax manager with KPMG LLP ("KPMG") in Hartford. He was associated with KPMG from 1987 to 1993.

         Peter J. Swiatek is the Treasurer and a director of the Company. He is also Senior Vice President and Controller of Webster Bank and Controller of Webster. Mr. Swiatek joined Webster in 1990 as Vice President of Accounting. He was elected Controller of Webster and Webster Bank in 1992 and Senior Vice President of Webster Bank in 1993. Prior to joining Webster Bank, Mr. Swiatek was the Controller of the former The Bank of Hartford.

         John D. Benjamin has served as Secretary of the Company since March 1999. He is also Assistant Secretary and Senior Compliance Officer of Webster and Senior Vice President, Assistant Secretary and Senior Compliance Officer of Webster Bank, positions he has held since 1996. Mr. Benjamin joined Webster Bank's predecessor, First Federal Savings and Loan Association of Waterbury, in 1970. He has served in various management positions and was elected Vice President in 1984 and Senior Vice President in 1991.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and officers and persons who own more than 10% of its Series A Preferred Stock or Series B Preferred Stock to file with the SEC initial reports of ownership of the Company's equity securities and to file subsequent reports when there are changes in such ownership. Based on a review of reports submitted to the Company, the Company believes that during the fiscal year ended December 31, 1999, all Section 16(a) filing requirements applicable to the Company's officers, directors and more than 10% owners were complied with on a timely basis.

ITEM 11.  EXECUTIVE COMPENSATION

         The Company currently has four officers, none of whom receive separate compensation as employees of the Company. The Company has retained an advisor to perform certain functions pursuant to an Advisory Service Agreement described below under "The Advisor." Each officer of the Company currently is also an officer of Webster Bank. The Company will maintain corporate records and audited financial statements that are separate from those of Webster Bank and any of Webster Bank's affiliates.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company is organized as a subsidiary of Webster Bank, is controlled by and through advisory and servicing agreements, and is totally reliant on Webster Bank. The Company's Board of Directors consists entirely of Webster Bank employees and, through the advisory and servicing agreements, Webster Bank and its affiliates are involved in every aspect of the Company's existence. Webster Bank administers the day-to-day activities of the Company in its role as Advisor under the Advisory Agreement, and acts as Servicer of the Company's Mortgage Loans under the Servicing Agreement. In addition, all of the officers of the Company are also officers of Webster Bank. As the holder of all of the outstanding voting stock of the Company, Webster Bank generally will have the right to elect all of the directors of the Company. For a description of the fees Webster Bank is entitled to receive under the advisory and servicing agreements, see Notes 6 and 7 to the Company's Financial Statements included as part of Item 8.

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

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)   The following financial statements are filed as a part of this Report:

         Statements of Condition at December 31, 1999 and 1998

         Statements of Income for years ended December 31, 1999, 1998 and the period from March 17, 1997 (date of inception) to December 31, 1997

         Statements of Shareholders' Equity for years ended December 31, 1999, 1998 and the period from March 17, 1997 (date of inception) to December 31, 1997

         Statements of Cash Flows for years ended December 31, 1999, 1998 and the period from March 17, 1997 (date of inception) to December 31, 1997

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

                                WEBSTER PREFERRED CAPITAL CORPORATION
                                -------------------------------------
                                              Registrant



                                BY:
                                    --------------------------------------------
                                     Ross M. Strickland, President and Director

                                Date: March 22, 2000


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 22, 2000.

By:
     ----------------------------------------------
       Ross M. Strickland President and Director
       (Principal Executive Officer)


By:
     ----------------------------------------------
       Peter J. Swiatek, Treasurer and Director
       (Principal Financial Officer and Principal
       Accounting Officer)


By:
     ----------------------------------------------
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