Form 10-Q
period 2000-03-31
WEBSTER PREFERRED CAPITAL CORP
filed 2000-05-10
CIK 1047865

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter ended March 31, 2000

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

WEBSTER PREFERRED CAPITAL CORPORATION



                                      INDEX


                                                                                                                PAGE
                                                                                                                ----

PART I - FINANCIAL INFORMATION (UNAUDITED)


Statements of Condition at March 31, 2000 and December 31, 1999..............................................    3

Statements of Income for the Three Months Ended March 31, 2000 and March 31, 1999 ...........................    4

Statements of Cash Flows for the Three Months Ended March 31, 2000 and March 31, 1999........................    5

Condensed Notes to Financial Statements......................................................................    6

Management's Discussion and Analysis of Financial Statements.................................................    9

Quantitative and Qualitative Disclosures About Market Risk...................................................   12

Forward Looking Statements...................................................................................   12

PART II - OTHER INFORMATION..................................................................................   13

SIGNATURES...................................................................................................   14

INDEX TO EXHIBITS ...........................................................................................   15

WEBSTER PREFERRED CAPITAL CORPORATION
STATEMENTS OF CONDITION (UNAUDITED)
(Dollars in Thousands, Except Share Data)


                                                                                   March 31, 2000  December 31, 1999
------------------------------------------------------------------------------------------------------------------------
ASSETS

Cash                                                                                    $  57,671    $       16,667
Mortgage-Backed Securities Available for Sale, at Fair Value (Note 2)                      42,844            95,647
Residential Mortgage Loans, Net (Note 3)                                                  827,174           849,210
Accrued Interest Receivable                                                                 5,193             5,285
Other Real Estate Owned                                                                        36                60
Prepaid Expenses and Other Assets                                                          48,607               340
------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                            $ 981,525    $      967,209
========================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY

Accrued Dividends Payable                                                                 $   794    $          885
Accrued Expenses and Other Liabilities                                                         85                97
------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                             879               982
------------------------------------------------------------------------------------------------------------------------

MANDATORILY REDEEMABLE PREFERRED STOCK (NOTE 4)

Series A 7.375% Cumulative  Redeemable Preferred Stock,
     Liquidation preference $1,000 per share; par value $1.00 per share;
     40,000 shares authorized, issued and outstanding                                      40,000            40,000

SHAREHOLDERS' EQUITY

Series B 8.625% Cumulative  Redeemable Preferred Stock,
     Liquidation  preference $10 per share;  par value $1.00 per share;
     1,000,000 shares authorized, issued and outstanding                                    1,000             1,000
Common Stock, par value $.01 per share:
     Authorized - 1,000 shares
     Issued and Outstanding - 100 shares                                                        1                 1
     Paid-in Capital                                                                      928,799           928,799
Distributions in Excess of Accumulated Earnings                                                 -            (2,134)
Retained Earnings                                                                          13,083                 -
Accumulated Other Comprehensive Income                                                     (2,237)           (1,439)
------------------------------------------------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                                                                940,646           926,227
------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                           $    981,525    $      967,209
========================================================================================================================


See accompanying condensed notes to financial statements

WEBSTER PREFERRED CAPITAL CORPORATION
STATEMENTS OF INCOME (UNAUDITED)
(Dollars In Thousands, Except Share Data)

                                                                                     Three Months Ended March 31,
                                                                                       2000                  1999
------------------------------------------------------------------------------------------------------------------------
Interest Income:
Loans                                                                           $   14,316              $  13,617
Securities                                                                           2,013                  1,889
------------------------------------------------------------------------------------------------------------------------
        Total Interest Income                                                       16,329                 15,506
Provision for Loan Losses (Note 3)                                                     110                    120
------------------------------------------------------------------------------------------------------------------------
Interest Income After Provision for Loan Losses                                     16,219                 15,386

Noninterest Income:
Gain on Sale of Investments                                                             96                      -

Noninterest Expenses:
Advisory Fee Expense Paid to Parent                                                     39                     38
Dividends on Mandatorily Redeemable Preferred Stock                                    737                    738
Other Noninterest Expenses                                                             107                    100
------------------------------------------------------------------------------------------------------------------------
        Total Noninterest Expenses                                                     883                    876

Income Before Taxes                                                                 15,432                 14,510
Income Taxes                                                                             -                      -
------------------------------------------------------------------------------------------------------------------------
Net Income                                                                          15,432                 14,510
Preferred Stock Dividends                                                              216                    216
------------------------------------------------------------------------------------------------------------------------

Net Income Available to Common Shareholder                                      $   15,216              $  14,294
========================================================================================================================

Net Income Per Common Share:
               Basic                                                            $  152,160              $ 142,940
               Diluted                                                          $  152,160              $ 142,940

------------------------------------------------------------------------------------------------------------------------

See accompanying condensed notes to financial statements

WEBSTER PREFERRED CAPITAL CORPORATION
STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars In Thousands)

                                                                                     Three Months Ended March 31,
                                                                                        2000               1999
-------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net Income                                                                        $    15,432          $    14,510
Adjustments to Reconcile Net Cash Provided by Operating Activities:
         Provision for Loan Losses                                                        110                  120
         Amortization on Mortgage Premiums                                                 50                    -
         Accretion of Securities Discount                                                  (5)                 (17)
         Amortization of Deferred Loan Fees and Premiums                                  141                  415
         Gain on Sale of Securities                                                       (96)                   -
         Decrease in Accrued Interest Receivable                                           92                   29
         Increase in Accrued Liabilities                                                  634                1,255
         Decrease in Prepaid Expenses and Other Assets                                     84                   85
-------------------------------------------------------------------------------------------------------------------------
Net Cash  Provided by Operating Activities                                             16,442               16,397
-------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
Principal Collected on Mortgage-backed Securities                                       3,755                5,587
Purchase of Loans                                                                           -              (80,767)
Principal Repayments of Loans, Net                                                     21,760               55,359
-------------------------------------------------------------------------------------------------------------------------
Net Cash Provided (Used) by Investing Activities                                       25,515              (19,821)
-------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
Dividends Paid on Common and Preferred Stock                                             (953)              (1,178)
-------------------------------------------------------------------------------------------------------------------------
Net Cash Used by Financing Activities                                                    (953)              (1,178)
-------------------------------------------------------------------------------------------------------------------------

Increase (Decrease) in Cash and Cash Equivalents                                       41,004               (4,602)
Cash and Cash Equivalents at Beginning of Period                                       16,667               26,964
-------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period                                        $    57,671          $    22,362
=========================================================================================================================

SUPPLEMENTAL DISCLOSURES:
       Income Taxes Paid                                                          $         -          $         -
       Interest Paid                                                              $         -          $         -
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITY:
       Sale of  Mortgage-backed  Securities  recorded  as  Trade  Date
       sale, cash settlement date April 1, 2000                                   $    48,351          $         -

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITY:
       Transfer of Residential Mortgage Loans to Other Real Estate
          Owned                                                                   $        25          $         -

-------------------------------------------------------------------------------------------------------------------------

See accompanying condensed notes to financial statements

WEBSTER PREFERRED CAPITAL CORPORATION

CONDENSED NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 1: BASIS OF PRESENTATION

The accompanying financial statements include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All adjustments were of a normal recurring nature. The results of operations for the three month period ended March 31, 2000 are not necessarily indicative of the results which may be expected for the year as a whole. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Webster Preferred Capital Corporation 1999 Annual Report to shareholders.

NOTE 2: MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE, AT FAIR VALUE

The following table sets forth certain information regarding the mortgage-backed securities:


(In Thousands)                                                          Mortgage-Backed Securities
----------------------------------------------------------------------------------------------------------------------
                                                             Recorded        Unrealized    Unrealized       Estimated
March 31, 2000                                                  Value             Gains        Losses      Fair Value
----------------------------------------------------------------------------------------------------------------------
      Available for Sale Portfolio                           $ 45,081             $   -      $(2,237)        $ 42,844
----------------------------------------------------------------------------------------------------------------------


                                                             Recorded        Unrealized    Unrealized       Estimated
December 31, 1999                                               Value             Gains        Losses      Fair Value
----------------------------------------------------------------------------------------------------------------------
      Available for Sale Portfolio                           $ 97,086           $   989      $(2,428)        $ 95,647
----------------------------------------------------------------------------------------------------------------------

All mortgage-backed securities have a contractual maturity of over 10 years. The weighted average yield at March 31, 2000 is 6.79%. Although the stated final maturity of these obligations are long-term, the weighted average life is much shorter due to scheduled repayments and prepayments. Gains and losses on the sales of securities are recorded using the specific identification method.

WEBSTER PREFERRED CAPITAL CORPORATION

--------------------------------------------------------------------------------

NOTE 3:  RESIDENTIAL  MORTGAGE LOANS, NET

A summary of the Company's residential mortgage loans, net, follows:

                                                           March 31,          December 31,
                                                             2000                 1999
------------------------------------------------------------------------------------------
                                                           Carrying             Carrying
(In Thousands)                                              Amount               Amount
------------------------------------------------------------------------------------------
Fixed-Rate Loans:
       15 yr. Loans                                       $  111,013            $ 113,950
       20 yr. Loans                                            5,228                5,322
       25 yr. Loans                                            2,744                2,758
       30 yr. Loans                                          225,712              227,977
------------------------------------------------------------------------------------------

        Total Fixed-Rate Loans                               344,697              350,007
------------------------------------------------------------------------------------------
Variable-Rate Loans:
       15 yr. Loans                                            5,810                6,108
       20 yr. Loans                                            7,415                7,839
       25 yr. Loans                                            6,339                6,759
       30 yr. Loans                                          461,339              476,647
------------------------------------------------------------------------------------------

        Total Variable-Rate Loans                            480,903              497,353
------------------------------------------------------------------------------------------

       Total Residential Mortgage Loans                   $  825,600            $ 847,360

       Premiums and Deferred Fees on Loans, Net                3,571                3,762
       Less: Allowance for Loan Losses                        (1,997)              (1,912)
------------------------------------------------------------------------------------------
       Residential Mortgage Loans, Net                    $  827,174            $ 849,210
==========================================================================================


As of March 31, 2000, approximately 41.8% of the Company's residential mortgage loans were fixed-rate loans and approximately 58.2% were adjustable-rate loans.

A detail of the change in the allowance for loan losses, for the periods indicated follows:

(In Thousands)                                                           Three Months Ended
                                                                           March 31, 2000
----------------------------------------------------------------------------------------------
Balance at Beginning of Period                                               $   1,912
Provision Charged to Operations                                                    110
Charge-offs                                                                        (25)
Recoveries                                                                           -
----------------------------------------------------------------------------------------------
Balance at End of Period                                                     $   1,997
----------------------------------------------------------------------------------------------

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

NOTE 5: OTHER COMPREHENSIVE INCOME

The  following   table   summarizes   reclassification   adjustments  for  other
comprehensive income and the related tax effects for the three months ended March 31, 2000 and 1999:

                                                                      Before             Income tax
                                                                       tax               (expense)         Net-of-tax
  (In Thousands)                                                      amount             or benefit          amount
  -----------------------------------------------------------------------------------------------------------------------
  Unrealized (loss) on available for sale securities:
     Unrealized holding losses arising during the period             $    (702)              -              $    (702)
     Less: Reclassification adjustment for gains
        realized during the period                                          96               -                     96
  -----------------------------------------------------------------------------------------------------------------------

      Other comprehensive income at March 31, 2000                   $    (798)              -              $    (798)
  -----------------------------------------------------------------------------------------------------------------------

  Unrealized (loss) on available for sale securities:
     Unrealized holding losses arising during the period             $    (193)              -              $    (193)
     Less: Reclassification adjustment for gains
        realized during the period                                           -               -                     -
  -----------------------------------------------------------------------------------------------------------------------

      Other comprehensive income at March 31, 1999                   $    (193)              -              $    (193)
  -----------------------------------------------------------------------------------------------------------------------

WEBSTER PREFERRED CAPITAL CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


GENERAL

The Company is a subsidiary of Webster Bank and was incorporated in March 1997 to provide a cost-effective means of raising funds, including capital, on a consolidated basis for Webster Bank. Total assets at March 31, 2000 and December 31,1999 were $981.5 million and $967.2 million, respectively, consisting primarily of residential mortgage loans and mortgage-backed securities.

The Company has elected to be treated as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986 (the "Code"), and will generally not be subject to federal income tax for as long as it maintains its qualification as a REIT, requiring among other things, that it currently distribute to stockholders at least 95% of its "REIT taxable income" (not including capital gains and certain items of noncash income). Webster Bank will also benefit significantly from state tax treatment of dividends paid by the Company as a result of its qualification as a REIT. The following discussion of the Company's financial condition and results of operations should be read in conjunction with the Company's financial statements and other financial data included elsewhere herein.

CHANGES IN FINANCIAL CONDITION

Total assets were $981.5 million at March 31, 2000, an increase of $14.3 million from $967.2 million at December 31, 1999. The increase in total assets is primarily attributable to net income of $15.4 million less the payment of preferred stock dividends of $953,125. Shareholders' equity was $940.6 million at March 31, 2000 and $926.2 million at December 31, 1999.

ASSET QUALITY

The Company maintains high asset quality by acquiring residential real estate loans that have been conservatively underwritten, aggressively managing nonaccrual assets and maintaining adequate reserve coverage. At March 31, 2000, residential real estate loans comprised the entire loan portfolio. The Company also invests in highly rated mortgage-backed securities.

The aggregate amount of nonaccrual assets was $1.2 million at March 31, 2000. The following table details the Company's nonaccrual assets at March 31, 2000 and December 31, 1999:

                                                                                        March 31,       December 31,
(In Thousands)                                                                            2000             1999
---------------------------------------------------------------------------------------------------------------------
Loans Accounted for on a Nonaccrual Basis:
        Residential Fixed-Rate Loans                                                  $        320     $     319
        Residential Variable-Rate Loans                                                        830           830
OREO Properties                                                                                 36            60
---------------------------------------------------------------------------------------------------------------------
              Total Nonaccrual Assets                                                 $      1,186     $   1,209
---------------------------------------------------------------------------------------------------------------------

At March 31, 2000 the allowance for loan losses was approximately $2.0 million, or 169% of nonaccrual assets. Management believes that the allowance for loan losses is adequate to cover expected losses in the portfolio.

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

ASSET/LIABILITY MANAGEMENT

The goal of the Company's asset/liability management policy is to manage interest-rate risk so as to maximize net interest income over time in changing interest-rate environments while maintaining acceptable levels of risk. The Company must provide for sufficient liquidity for daily operations. The Company prepares estimates of the level of prepayments and the effect of such prepayments on the level of future earnings due to reinvestment of funds at rates different than those that currently exist. The Company is unable to predict future fluctuations in interest rates and as such the market values of certain of the Company's financial assets are sensitive to fluctuations in market interest rates. Changes in interest rates can affect the value of its loans and other interest-earning assets. At March 31, 2000, 58.2% of the Company's residential mortgage loans were variable-rate loans. The Company's management believes these residential mortgage loans are less likely to incur prepayments of principal.

WEBSTER PREFERRED CAPITAL CORPORATION

--------------------------------------------------------------------------------

RESULTS OF OPERATIONS

For the three months ended March 31, 2000 and 1999, the Company reported net income of $15.4 million and $14.5 million, respectively, or $152,160 and $142,940, respectively, per common share on a diluted basis.

Total interest income for the three months ended March 31, 2000 and 1999 amounted to $16.3 million and $15.5 million, respectively, net of servicing fees. The following table shows the major categories of average interest-earning assets, their respective interest income and the rates earned by the Company:

                                        Three Months Ended March 31, 2000       Three Months Ended March 31, 1999
                                        Average      Interest        Average        Average       Interest      Average
(In Thousands)                          Balance       Income          Yield         Balance        Income        Yield
------------------------------------------------------------------------------------------------------------------------
Mortgage Loans                        $   842,709  $    14,316       6.80%      $   808,654      $   13,617      6.74%
Mortgage-Backed Securities                 94,424        1,611       6.82%          113,641           1,791      6.30%
Interest Bearing Deposits                  29,240          402       5.50%            9,749              98      4.02%
------------------------------------------------------------------------------------------------------------------------
     Total                            $   966,373  $    16,329       6.76%      $   932,044      $   15,506      6.66%
------------------------------------------------------------------------------------------------------------------------

The provision for loan losses for the three months ended March 31, 2000 and March 31, 1999 was $110,000 and $120,000 respectively. The provision for loan losses reflects the decrease in the total residential mortgage loan portfolio.

Noninterest expenses for the three months ended March 31, 2000 and 1999 amounted to $883,000 and $876,000, respectively, and included advisory fees and dividends on Series A Preferred Stock. No income tax expense was recorded for either period.

RECENT FINANCIAL ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative
Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts, (collectively referred to as derivatives) and for hedging activities. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. Under this statement, an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk. SFAS No. 133, as amended by SFAS No. 137, is now effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Upon adoption, hedging relationships must be designated anew and documented pursuant to the provisions of this statement. Early adoption is permitted; however, retroactive application is prohibited. This SFAS is not expected to impact the Company since the Company does not engage in hedging activities or utilize derivative instruments.

WEBSTER PREFERRED CAPITAL CORPORATION

--------------------------------------------------------------------------------


YEAR 2000 READINESS DISCLOSURE STATEMENT

There has been no disruption to the Company's operations since January 1, 2000 and any future disruption is not expected. The Company will continue to monitor its position


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following table summarizes the estimated market value of the Company's interest-sensitive assets and interest-sensitive liabilities at March 31, 2000 and the projected change to market values if interest rates instantaneously increase or decrease by 100 basis points.

                                                                                        Estimated Market Value Impact
                                                                                --------------------------------------
(In Thousands)                                  Book Value        Market Value            -100 BP             +100 BP
----------------------------------------------------------------------------------------------------------------------
AT MARCH 31, 2000
Interest Sensitive Assets:
      Mortgage-Backed Securities                 $  45,081      $       42,844      $       2,266         $   (2,898)
      Variable-Rate Residential Loans              480,903             471,956              9,187            (11,123)
      Fixed-Rate Residential Loans                 344,697             321,118             11,128            (13,173)
Interest-Sensitive Liabilities:
      Series A Preferred Stock                      40,000              40,000              2,488             (2,959)
----------------------------------------------------------------------------------------------------------------------

                                                                                        Estimated Market Value Impact
                                                                                --------------------------------------
(In Thousands)                                  Book Value        Market Value            -100 BP             +100 BP
----------------------------------------------------------------------------------------------------------------------
AT MARCH 31, 1999
Interest Sensitive Assets:
      Mortgage-Backed Securities                 $ 112,498      $      112,499      $       2,024         $   (3,436)
      Variable-Rate Residential Loans              513,139             523,075              6,464             (9,829)
      Fixed-Rate Residential Loans                 329,201             339,358              7,219            (13,330)
Interest-Sensitive Liabilities:
      Series A Preferred Stock                      40,000              40,000                533             (3,935)
----------------------------------------------------------------------------------------------------------------------


FORWARD LOOKING STATEMENTS

Statements in Management's Discussion and Analysis in the section captioned "Quantitative and Qualitative Disclosures about Market Risk" is a forward-looking statement within the meaning of the Securities Exchange Act of 1934, as amended. Actual results, performance or developments may differ materially from those expressed or implied by such forward-looking statements as a result of market uncertainties and other factors. Some important factors that would cause actual results that differ from those in any forward-looking statements include changes in interest rates and general economics in the Connecticut market area where a substantial portion of the real estate securing the Company's loans is located. Such developments could have an adverse impact on the Company's financial position and results of operations.

WEBSTER PREFERRED CAPITAL CORPORATION

PART II - OTHER INFORMATION

--------------------------------------------------------------------------------


Item 6:  Exhibits and Reports on Form 8-K

(a)      Exhibits

         Exhibit Numbers       Description
         ---------------       -----------
               27              Financial Data Schedule

(b) No reports on Form 8-K were filed during the quarter ended March 31, 2000.

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

                                   WEBSTER PREFERRED CAPITAL CORPORATION
                                   -------------------------------------
                                                Registrant

                                   BY:       /s/ Peter J. Swiatek
                                             -----------------------------------
                                             Peter J. Swiatek,
                                             Vice President & Treasurer
                                             Principal Financial Officer
                                             Principal Accounting Officer

                                   Date: May 10, 2000

                                INDEX TO EXHIBITS



    Exhibit Number       Description
    --------------       -----------
          27             Financial Data Schedule.