Form 10-Q
period 2000-06-30
WEBSTER PREFERRED CAPITAL CORP
filed 2000-08-09
CIK 1047865

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter ended June 30, 2000

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

     Commission File Number: 0-23513


                      WEBSTER PREFERRED CAPITAL CORPORATION
                      -------------------------------------
             (Exact name of registrant as specified in its charter)


                 CONNECTICUT                                   06-1478208
                 -----------                                  ------------
         (State or other jurisdiction of                    (I. R. S. Employer
          incorporation or organization)                  Identification Number)

         145 BANK STREET, WATERBURY, CONNECTICUT                   06702
         ---------------------------------------                   -----
         (Address of principal executive offices)                (Zip Code)

        Registrant's telephone number, including area code:    (203) 578-2286


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes  X     No
     ---       ---

     The number of shares outstanding of the registrant's common stock as of the latest practicable date is: 100 shares.

WEBSTER PREFERRED CAPITAL CORPORATION

                                      INDEX

                                                                                                     PAGE
                                                                                                     ----

PART I - FINANCIAL INFORMATION

Statements of Condition at June 30, 2000 and December 31, 1999....................................    3

Statements of Income for the Three and Six Months Ended June 30, 2000 and June 30, 1999 ..........    4

Statements of Cash Flows for the Six Months Ended June 30, 2000 and June 30, 1999.................    5

Notes to the Financial Statements.................................................................    6

Management's Discussion and Analysis of Financial Statements......................................    9

Quantitative and Qualitative Disclosures About Market Risk........................................   12

Forward Looking Statements........................................................................   12

PART II - OTHER INFORMATION.......................................................................   13

SIGNATURES........................................................................................   14

INDEX TO EXHIBITS ................................................................................   15


WEBSTER PREFERRED CAPITAL CORPORATION
CONDENSED STATEMENTS OF CONDITION (UNAUDITED)
(Dollars in Thousands, Except Share Data)


                                                                                    June 30, 2000      December 31, 1999
-------------------------------------------------------------------------------------------------------------------------
ASSETS

Cash                                                                                    $  93,736            $  16,667
Mortgage-Backed Securities Available for Sale, at Fair Value (Note 2)                      41,754               95,647
Residential Mortgage Loans, Net (Note 3)                                                  830,889              849,210
Accrued Interest Receivable                                                                 4,786                5,285
Other Real Estate Owned                                                                        --                   60
Prepaid Expenses and Other Assets                                                          10,459                  340
--------------------------------------------------------------------------- ---------------------- --------------------
      TOTAL ASSETS                                                                      $ 981,624           $  967,209
=========================================================================== ====================== ====================

LIABILITIES AND SHAREHOLDERS' EQUITY

Accrued Dividends Payable                                                                 $   794              $   885
Accrued Expenses and Other Liabilities                                                         14                   97
------------------------------------------ -------------------------------- ---------------------- --------------------
      TOTAL LIABILITIES                                                                       808                  982
------------------------------------------ -------------------------------- ---------------------- --------------------

MANDATORILY REDEEMABLE PREFERRED STOCK (NOTE 4)

      Series  A  7.375%  Cumulative  Redeemable  Preferred  Stock,   Liquidation
          preference $1,000 per share; par value $1.00 per
          share; 40,000 shares authorized, issued and outstanding                          40,000               40,000

SHAREHOLDERS' EQUITY

      Series  B  8.625%  Cumulative  Redeemable  Preferred  Stock,   Liquidation
          preference $10 per share; par value $1.00 per
          share; 1,000,000 shares authorized, issued and outstanding                        1,000                1,000
      Common Stock, par value $.01 per share:
          Authorized - 1,000 shares
          Issued and Outstanding - 100 shares                                                   1                    1
      Paid-in Capital                                                                     928,799              928,799
      Distributions in Excess of Accumulated Earnings                                         --                (2,134)
      Retained Earnings                                                                    13,255                   --
      Accumulated Other Comprehensive Income (Loss)                                        (2,239)              (1,439)
---------------------------------------------------------------------------- ---------------------- --------------------
      TOTAL SHAREHOLDERS' EQUITY                                                          940,816              926,227
---------------------------------------------------------------------------- ---------------------- --------------------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                       $  981,624            $ 967,209
============================================================================ ====================== ====================

See accompanying notes to the financial statements

WEBSTER PREFERRED CAPITAL CORPORATION
CONDENSED STATEMENTS OF INCOME (UNAUDITED)
(Dollars In Thousands, Except Share Data)



                                                                Three  Months  Ended June 30,    Six Months Ended June 30,
                                                                     2000           1999            2000          1999
--------------------------------------------------------------------------------------------------------------------------
Interest Income:
Loans                                                           $ 14,330       $ 14,427        $ 28,646      $ 28,044
Securities                                                         1,953          1,773           3,966         3,662
--------------------------------------------------------------------------------------------------------------------------
        Total Interest Income                                     16,283         16,200          32,612        31,706
Provision for Loan Losses (Note 3)                                    20            120             130           240
--------------------------------------------------------------------------------------------------------------------------
Interest Income After Provision for Loan Losses                   16,263         16,080          32,482        31,466
Noninterest Income:
Gain (Loss) on Sale of Investments                                    (2)            --              94            --
Noninterest Expenses:
Advisory Fee Expense Paid to Parent                                   40             37              79            75
Dividends on Mandatorily Redeemable Preferred Stock                  738            737           1,475         1,475
Other Noninterest Expenses                                            96            109             203           209
--------------------------------------------------------------------------------------------------------------------------
        Total Noninterest Expenses                                   874            883           1,757         1,759
--------------------------------------------------------------------------------------------------------------------------
Income Before Taxes                                               15,387         15,197          30,819        29,707
Income Taxes                                                          --             --              --            --
--------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                        15,387         15,197          30,819        29,707
Preferred Stock Dividends                                            215            215             431           431
Net Income Available to Common Shareholder                      $ 15,172       $ 14,982        $ 30,388      $ 29,276
==========================================================================================================================
Net Income Per Common Share:
               Basic                                           $ 151,720      $ 149,820        $303,880      $292,760
               Diluted                                         $ 151,720      $ 149,820        $303,880      $292,760
--------------------------------------------------------------------------------------------------------------------------

See accompanying notes to the financial statements


WEBSTER PREFERRED CAPITAL CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars In Thousands)
                                                                                      Six Months Ended June 30,
                                                                                      2000                  1999
--------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:

Net Income                                                                         $ 30,819                 $ 29,707
Adjustments to Reconcile Net Cash Provided by Operating Activities:
         Provision for Loan Losses                                                      130                      240
         Accretion of Securities Discount                                               (11)                     (24)
         Amortization of Deferred Loan Cost (Fees) and Premiums                         412                      683
         Gains on Sale of Securities                                                    (94)                      --
         Decrease in Accrued Interest Receivable                                        287                       50
         Increase in Accrued Liabilities                                              1,301                       43
         (Increase) Decrease in Prepaid Expenses and Other Assets                   (10,118)                     169
--------------------------------------------------------------------------------------------------------------------------
Net Cash Provided by Operating Activities                                            22,726                   30,868
--------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
Proceeds Collected from Sale of Mortgage Backed Securities                            47,600                      --
Principal Collected on Mortgage-Backed Securities                                      5,811                  12,308
Purchase of Loans                                                                    (31,087)               (134,532)
Proceeds from REO Sale                                                                    35                      --
Purchase of Deferred Fees                                                                657                      --
Principal Repayments of Loans, Net                                                    48,233                  98,403
--------------------------------------------------------------------------------------------------------------------------
Net Cash Provided (Used) by Investing Activities                                      71,249                 (23,821)
--------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:

Dividends Paid on Common and Preferred Stock                                         (16,906)                (10,656)
--------------------------------------------------------------------------------------------------------------------------
Net Cash Used by Financing Activities                                                (16,906)                (10,656)
--------------------------------------------------------------------------------------------------------------------------
Increase (Decrease) in Cash and Cash Equivalents                                      77,069                  (3,609)
Cash and Cash Equivalents at Beginning of Period                                      16,667                  26,964
--------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period                                          $ 93,736                $ 23,355
==========================================================================================================================
SUPPLEMENTAL DISCLOSURES:
       Income Taxes Paid
                                                                                    $     --                $     --
       Interest Paid

                                                                                     $    --                $     --

See accompanying notes to the financial statements

WEBSTER PREFERRED CAPITAL CORPORATION

NOTES TO THE CONDENSED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
NOTE 1: BASIS OF PRESENTATION


The accompanying financial statements include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All adjustments were of a normal recurring nature. The results of operations for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results which may be expected for the year as a whole. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Webster Preferred Capital Corporation 1999 Annual Report to shareholders.

NOTE 2: MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE, AT FAIR VALUE


The following table sets forth certain information regarding the mortgage-backed securities:


(In Thousands)                                                          Mortgage-Backed Securities
------------------------------------------------------------------------------------------------------------------------
                                                       Amortized   Unrealized    Unrealized   Estimated Fair
June 30, 2000                                            Cost         Gains        Losses         Value
------------------------------------------------------------------------------------------------------------------------
      Available for Sale Portfolio                           $ 43,993             $   -     $ (2,239)         $ 41,754
========================================================================================================================
                                                       Amortized   Unrealized     Unrealized   Estimated Fair
December 31, 1999                                          Cost      Gains          Losses            Value
------------------------------------------------------------------------------------------------------------------------
       Available for Sale Portfolio                           $ 97,086            $  989     $ (2,428)         $ 95,647
------------------------------------------------------------------------------------------------------------------------

All mortgage-backed securities have a contractual maturity of over 10 years. The weighted average yield at June 30, 2000 is 6.61%. Although the stated final maturity of these obligations are long-term, the weighted average life is much shorter due to scheduled repayments and prepayments. Gains and losses on the sales of securities are recorded using the specific identification method.

WEBSTER PREFERRED CAPITAL CORPORATION

--------------------------------------------------------------------------------

NOTE 3:  RESIDENTIAL MORTGAGE LOANS, NET

A summary of the Company's residential mortgage loans, net, follows:


                                                        June 30,       December 31,
                                                          2000              1999
--------------------------------------------------------------------------------------------

                                                          Carrying                 Carrying
(In Thousands)                                             Amount                   Amount
--------------------------------------------------------------------------------------------
Fixed-Rate Loans:
       15 yr. Loans                                          108,415             $113,950
       20 yr. Loans                                            5,188                5,322
       25 yr. Loans                                            2,930                2,758
       30 yr. Loans                                          229,949              227,977
--------------------------------------------------------------------------------------------
        Total Fixed-Rate Loans                               346,482              350,007
--------------------------------------------------------------------------------------------
Variable-Rate Loans:
       15 yr. Loans                                            5,690                6,108
       20 yr. Loans                                            8,989                7,839
       25 yr. Loans                                            6,608                6,759
       30 yr. Loans                                          462,444              476,647
--------------------------------------------------------------------------------------------
        Total Variable-Rate Loans                            483,731              497,353
--------------------------------------------------------------------------------------------
       Total Residential Mortgage Loans                    $ 830,213             $847,360
       Premiums and Deferred Costs on Loans, Net               2,693                3,762
       Less: Allowance for Loan Losses                        (2,017)              (1,912)
--------------------------------------------------------------------------------------------
        Residential Mortgage Loans, Net                    $ 830,889             $849,210
============================================================================================

As of June 30, 2000, approximately 41.7% of the Company's residential mortgage loans are fixed-rate loans and approximately 58.3% are adjustable-rate loans.

A detail of the change in the allowance for loan losses, for the periods indicated follows:


                                                    Three Months Ended June 30,          Six Months Ended June 30,
(In Thousands)                                        2000             1999                2000              1999
-------------------------------------------------------------------------------------------------------------------
Balance at Beginning of Period                      $ 1,997        $ 1,675              $ 1,912            $ 1,555
Provision Charged to Operations                          20            120                  130                240
Charge-offs                                              --            (53)                 (25)               (53)
-------------------------------------------------------------------------------------------------------------------
Balance at End of Period                            $ 2,017        $ 1,742              $ 2,017            $ 1,742
===================================================================================================================


WEBSTER PREFERRED CAPITAL CORPORATION

--------------------------------------------------------------------------------
NOTE 4: MANDATORILY REDEEMABLE PREFERRED STOCK

The Company is required to redeem all outstanding Series A Preferred Shares on January 15, 2001 at a redemption price of $1,000 per share, plus accrued and unpaid dividends.

The Series A Preferred Shares may be redeemed at the option of the Company at any time on and after January 15, 1999 through January 14, 2001 at the applicable early redemption price.

NOTE 5: OTHER COMPREHENSIVE INCOME

The  following   table   summarizes   reclassification   adjustments  for  other
comprehensive income and the related tax effects:


                                                                      BEFORE            INCOME TAX
  THREE MONTHS ENDED JUNE 30, 2000 AND 1999                            TAX               (EXPENSE)         NET-OF-TAX
  (In Thousands)                                                      AMOUNT            OR BENEFIT           AMOUNT
  -----------------------------------------------------------------------------------------------------------------------
 Unrealized loss on available for sale securities:
     Unrealized holding losses arising during the period                 $    (4)             --              $       (4)
     Less: Reclassification adjustment for losses
        realized during the period                                            (2)             --                      (2)
  -----------------------------------------------------------------------------------------------------------------------

      Other comprehensive loss at June 30, 2000                          $    (2)             --              $       (2)
  =======================================================================================================================

  Unrealized loss on available for sale securities:

      Unrealized holding losses arising during the period                $(1,703)             --              $   (1,703)
     Less: Reclassification adjustment for gains

        realized during the period                                           --               --                      --
  -----------------------------------------------------------------------------------------------------------------------

      Other comprehensive loss at June 30, 1999                          $(1,703)             --              $   (1,703)
  =======================================================================================================================


                                                                      BEFORE             INCOME TAX
  SIX MONTHS ENDED JUNE 30, 2000 AND 1999                              TAX               (EXPENSE)         NET-OF-TAX
  (In Thousands)                                                      AMOUNT             OR BENEFIT          AMOUNT
  ----------------------------------------------------------------------------------------------------------------------

  Unrealized loss on available for sale securities:
      Unrealized holding losses arising during the period                $  (706)                  --          $   (706)
     Less: Reclassification adjustment for gains
        realized during the period                                            94                   --                94
  ----------------------------------------------------------------------------------------------------------------------
      Other comprehensive loss at June 30, 2000                          $  (800)                  --          $   (800)
  ======================================================================================================================
  Unrealized gain on available for sale securities:
      Unrealized holding gains arising during the period                $ (1,896)                  --          $ (1,896)
     Less: Reclassification adjustment for gains
        realized during the period                                           --                    --                --
  ----------------------------------------------------------------------------------------------------------------------
      Other comprehensive income at June 30, 1999                       $ (1,896)                  --          $ (1,896)
  ======================================================================================================================

                                       8

WEBSTER PREFERRED CAPITAL CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

GENERAL

The Company is a subsidiary of Webster Bank and was incorporated in March 1997 to provide a cost-effective means of raising funds, including capital, on a consolidated basis for Webster Bank. Total assets at June 30, 2000 and December 31,1999 were $981.6 million and $967.2 million, respectively, consisting primarily of residential mortgage loans and mortgage-backed securities.

The Company has elected to be treated as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986 (the "Code"), and will generally not be subject to federal income tax for as long as it maintains its qualification as a REIT, requiring among other things, that it currently distribute to stockholders at least 95% of its "REIT taxable income" (not including capital gains and certain items of noncash income). Webster Bank also benefits significantly from state tax treatment of dividends paid by the Company as a result of its qualification as a REIT. The following discussion of the Company's financial condition and results of operations should be read in conjunction with the Company's financial statements and other financial data included elsewhere herein.

CHANGES IN FINANCIAL CONDITION

Total assets, consisting primarily of residential mortgage loans and mortgage-backed securities, were $981.6 million at June 30, 2000, an increase of $14.4 million from $967.2 million at December 31, 1999. The increase in total assets is primarily attributable to net income of $30.8 million less the payment of common and preferred stock dividend of $16.9 million. Shareholders' equity was $940.8 million at June 30, 2000 and $926.2 million at December 31, 1999.

ASSET QUALITY

The Company's asset quality reflects the residential real estate loans that have been acquired from Webster Bank. The Company aggressively manages nonaccrual assets. At June 30, 2000, residential real estate loans comprised the entire loan portfolio. The Company also invests in highly rated mortgage-backed securities.

The aggregate amount of nonaccrual loans was $599,000 at June 30, 2000. The following table details the Company's nonaccrual loans at June 30, 2000 and December 31, 1999:


                                                                             June 30,      December 31,
(In Thousands)                                                                 2000           1999
-------------------------------------------------------------------------------------------------------
Loans Accounted for on a Nonaccrual Basis:
        Residential Fixed-Rate Loans                                          $  418        $   319
        Residential Variable-Rate Loans                                          181            830
Other Real Estate Owned                                                           --             60
-------------------------------------------------------------------------------------------------------
        Total Nonaccrual Assets                                               $  599        $ 1,209
-------------------------------------------------------------------------------------------------------

At June 30, 2000 the allowance for loan losses was approximately $2.0 million, or 337% of nonaccrual assets. Management believes that the allowance for loan losses is adequate to cover expected losses in the portfolio.

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

Dividends on the Series A Preferred Stock are payable at the rate of 7.375% per annum (an amount equal to $73.75 per annum per share), and the dividends on the Series B Preferred Stock are payable at the rate of 8.625% per annum (an amount equal to $.8625 per annum per share), in all cases if, when and as declared by the Board of Directors of the Company. Dividends on the preferred shares are cumulative and payable on January 15, April 15, July 15 and October 15 of each year.

ASSET/LIABILITY MANAGEMENT

The goal of the Company's asset/liability management policy is to manage interest-rate risk so as to maximize net interest income over time in changing interest-rate environments while maintaining acceptable levels of risk. The Company must provide for sufficient liquidity for daily operations. The Company prepares estimates of the level of prepayments and the effect of such prepayments on the level of future earnings due to reinvestment of funds at rates different than those that currently exist. The Company is unable to predict future fluctuations in interest rates and as such the market values of certain of the Company's financial assets are sensitive to fluctuations in market interest rates. Changes in interest rates can affect the value of its loans and other interest-earning assets. At June 30, 2000, 58.3% of the Company's residential mortgage loans were variable-rate loans. The Company believes these residential mortgage loans are less likely to incur prepayments of principal.

WEBSTER PREFERRED CAPITAL CORPORATION

-------------------------------------------------------------------------------
RESULTS OF OPERATIONS

For the three and six months ended June 30, 2000, the Company reported net income of $15.4 million and $30.8 million, respectively, or $151,723 and $303,883, respectively, per common share on a diluted basis, compared to the three and six months ended June 30, 1999 which amounted to $15.2 million and $29.7 million, respectively, or $149,820 and $292,760, respectively, per common share on a diluted basis.

Total interest income for the three and six months ended June 30, 2000 amounted to $16.3 million and $32.6 million, respectively, net of servicing fees, compared to the three and six months ended June 30, 1999 which amounted to $16.2 million and $31.7 million, respectively. The following table shows the major categories of average interest-earning assets, their respective interest income and the yields earned by the Company:



                                          THREE MONTHS ENDED JUNE 30, 2000          THREE MONTHS ENDED JUNE 30, 1999
                                           Average      Interest  Average            Average       Interest      Average
(In Thousands)                             Balance        Income   Yield             Balance        Income        Yield
-----------------------------------------------------------------------------------------------------------------------
Mortgage Loans                           $ 837,955      $ 14,330       6.84%        $ 860,862     $ 14,427       6.70%
Mortgage-Backed Securities                  56,387           942       6.68%          107,017        1,678       6.50%
Interest Bearing Deposits                   66,579         1,011       6.07%            9,541           95       3.94%
-----------------------------------------------------------------------------------------------------------------------
     Total                               $ 960,921      $ 16,283       6.78%        $ 977,420     $ 16,200       6.65%
-----------------------------------------------------------------------------------------------------------------------

                                            SIX MONTHS ENDED JUNE 30, 2000            SIX MONTHS ENDED JUNE 30, 1999
                                           Average      Interest  Average            Average     Interest     Average
(In Thousands)                             Balance        Income       Yield         Balance       Income      Yield
-----------------------------------------------------------------------------------------------------------------------
Mortgage Loans                           $ 840,332      $ 28,646       6.82%        $ 834,901     $ 28,044       6.72%
Mortgage-Backed Securities                  75,406         2,553       6.77%          110,311        3,469       6.29%
Interest Bearing Deposits                   47,910         1,413       5.90%            9,644          193       3.98%
-----------------------------------------------------------------------------------------------------------------------
    Total                                $ 963,648      $ 32,612       6.77%         $954,856      $31,706       6.66%
-----------------------------------------------------------------------------------------------------------------------

The provision for loan losses for the three and six months ended June 30, 2000, amounted to $20,000 and $130,000, respectively, compared to $120,000 and $240,000 for the three and six months ended June 30, 1999. The reduction in the provision for loan losses reflects the decline in the total residential mortgage loan portfolio.

Noninterest expenses for the three and six months ended June 30, 2000 amounted to $874,000 and $1.8 million, respectively, compared to the noninterest expenses for the three and six months ended June 30, 1999 which amounted to $883,000 and $1.8 million, respectively. Noninterest expenses included advisory fees and dividends on Series A Preferred Stock. No income tax expense was recorded for either period.

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

WEBSTER PREFERRED CAPITAL CORPORATION

--------------------------------------------------------------------------------

beginning after June 15, 2000. Upon adoption, hedging relationships must be designated anew and documented pursuant to the provisions of this statement. Early adoption is permitted; however, retroactive application is prohibited. This SFAS is not expected to impact the Company since the Company does not engage in hedging activities or utilize derivative instruments.

YEAR 2000 READINESS DISCLOSURE STATEMENT

There has been no disruption of the Company's operations since January 1, 2000 and any future disruption is not expected. The Company will continue to monitor its position.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

--------------------------------------------------------------------------------
The following table summarizes the estimated market value of the Company's interest-sensitive assets and interest-sensitive liabilities at June 30, 2000 and the projected change to market values if interest rates instantaneously increase or decrease by 100 basis points.



                                                                                       Estimated Market Value Impact
                                                                                --------------------------------------
(In Thousands)                                  Book Value        Market Value            -100 BP             +100 BP
---------------------------------------------------------------------------------------------------------------------

AT JUNE 30, 2000
Interest Sensitive Assets:

      Mortgage-Backed Securities                  $ 43,993              41,754              1,831             (2,138)
      Variable-Rate Residential Loans              483,731             478,169              9,246            (10,963)
      Fixed-Rate Residential Loans                 346,482             334,525             11,200            (13,266)
Interest-Sensitive Liabilities:
      Series A Preferred Stock                      40,000              40,000              2,488             (2,959)
---------------------------------------------------------------------------------------------------------------------

                                                                                        Estimated Market Value Impact
                                                                                --------------------------------------
(In Thousands)                                  Book Value        Market Value            -100 BP             +100 BP
AT JUNE 30, 1999
Interest Sensitive Assets:
      Mortgage-Backed Securities                 $ 104,862             104,084              2,524             (3,671)
      Variable-Rate Residential Loans              508,231             511,287              9,308            (12,939)
      Fixed-Rate Residential Loans                 344,359             345,088             11,726            (16,029)
Interest-Sensitive Liabilities:
      Series A Preferred Stock                      40,000              40,000              2,230             (2,929)
-----------------------------------------------------------------------------------------------------------------------


FORWARD LOOKING STATEMENTS

Statements in Management's Discussion and Analysis in the section captioned "Quantitative and Qualitative Disclosures About Market Risk" are forward-looking statements within the meaning of the Securities Exchange Act of 1934, as amended. Actual results, performance or developments may differ materially from those expressed or implied by such forward-looking statements as a result of market uncertainties and other factors. Some important factors that would cause actual results to differ from those in any forward-looking statements include changes in interest rates and the general economy in the Connecticut market area where a substantial portion of the real estate securing the Company's loans are located. Such developments could have an adverse impact on the Company's financial position and results of operations.

WEBSTER PREFERRED CAPITAL CORPORATION

PART II - OTHER INFORMATION
--------------------------------------------------------------------------------

Item 4:   Submission of Matters to a Vote of Security Holders

     The Company held an annual meeting of stockholders on March 22, 2000. Each of the Company's three directors, Peter J. Swiatek, Harriet Munrett Wolfe and Ross M. Strickland, was elected at the meeting, and each such director received 100 votes cast for election (which votes constitute 100% of the issued and outstanding common stock).

Item 6:  Exhibits and Reports on Form 8-K

(a)      Exhibits

     Exhibit Numbers       Description
     ---------------       -----------

         27                Financial Data Schedule

(b) No reports on Form 8-K were filed during the quarter ended June 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     WEBSTER PREFERRED CAPITAL CORPORATION
                                    ------------------------------------------
                                                 Registrant


                               BY:  /s/ Peter J. Swiatek
                                    -------------------------------------------
                                    Peter J. Swiatek,

                                    Vice President & Treasurer

                                    Principal Financial Officer

                                    Principal Accounting Officer

                                    Director


                                 Date: August , 2000

                                INDEX TO EXHIBITS


    EXHIBIT NUMBER       DESCRIPTION
    ------------         -----------
        27               Financial Data Schedule.