Form 10-Q
period 2000-09-30
WEBSTER PREFERRED CAPITAL CORP
filed 2000-11-08
CIK 1047865

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter ended September 30, 2000

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
 Yes  X     No      .
     ----      ----
          The number of shares outstanding of the registrant's common stock as of the latest practicable date is: 100 shares.

WEBSTER PREFERRED CAPITAL CORPORATION

                                      INDEX


                                                                                                                PAGE

PART I - FINANCIAL INFORMATION

Statements of Condition at September 30, 2000 and December 31, 1999..........................................    3

Statements of Income for the Three and Nine Months Ended September 30, 2000 and September 30, 1999 ..........    4

Statements of Cash Flows for the Nine Months Ended September 30, 2000 and September 30, 1999.................    5

Notes to the Financial Statements............................................................................    6

Management's Discussion and Analysis of Financial Statements.................................................    9

Quantitative and Qualitative Disclosures About Market Risk...................................................   12

Forward Looking Statements...................................................................................   12

PART II - OTHER INFORMATION..................................................................................   13

SIGNATURES...................................................................................................   14

INDEX TO EXHIBITS ...........................................................................................   15


WEBSTER  PREFERRED  CAPITAL  CORPORATION
STATEMENTS  OF  CONDITION  (UNAUDITED)
(Dollars in Thousands, Except Share Data)


                                                                                   September 30,          December 31,
                                                                                      2000                   1999
----------------------------------------------------------------------------------------------------------------------
ASSETS

Cash                                                                              $       99,721          $     16,667
Mortgage-Backed Securities Available for Sale, at Fair Value (Note 2)                     75,936                95,647
Residential Mortgage Loans, Net (Note 3)                                                 801,998               849,210
Accrued Interest Receivable                                                                4,616                 5,285
Other Real Estate Owned                                                                      192                    60
Prepaid Expenses and Other Assets                                                            493                   340
----------------------------------------------------------------------------------------------------------------------
      TOTAL ASSETS                                                                $      982,956         $     967,209
======================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY

Accrued Dividends Payable                                                         $          794         $         885
Accrued Expenses and Other Liabilities                                                        87                    97
----------------------------------------------------------------------------------------------------------------------
      TOTAL LIABILITIES                                                                      881                   982
----------------------------------------------------------------------------------------------------------------------

MANDATORILY REDEEMABLE PREFERRED STOCK (NOTE 4)

      Series  A  7.375%  Cumulative  Redeemable  Preferred  Stock,
       Liquidation preference $1,000 per share; par value $1.00 per
        share; 40,000 shares authorized, issued and outstanding                          40,000                 40,000

SHAREHOLDERS' EQUITY

      Series  B  8.625%  Cumulative  Redeemable  Preferred  Stock,
        Liquidation preference $10 per share; par value $1.00 per share;
        1,000,000 shares authorized, issued and outstanding                               1,000                  1,000
      Common Stock, par value $.01 per share:
          Authorized - 1,000 shares
          Issued and Outstanding - 100 shares                                                 1                      1
      Paid-in Capital                                                                   928,799                928,799
      Distributions in Excess of Accumulated Earnings                                        --                 (2,134)
      Retained Earnings                                                                  13,488                     --
      Accumulated Other Comprehensive Loss                                               (1,213)                (1,439)
----------------------------------------------------------------------------------------------------------------------
      TOTAL SHAREHOLDERS' EQUITY                                                        942,075                926,227
----------------------------------------------------------------------------------------------------------------------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                  $     982,956          $     967,209
======================================================================================================================



See accompanying notes to the financial statements

WEBSTER PREFERRED CAPITAL CORPORATION
STATEMENTS OF INCOME (UNAUDITED)
(Dollars In Thousands, Except Share Data)


                                                                    Three Months Ended            Nine Months Ended
                                                                       September 30,                 September 30,
                                                                   2000            1999           2000          1999
----------------------------------------------------------------------------------------------------------------------
Interest Income:
Loans                                                         $    14,130        $ 14,367       $ 42,776   $    42,411
Securities                                                          2,239           1,813          6,205         5,475
----------------------------------------------------------------------------------------------------------------------
        Total Interest Income                                      16,369          16,180         48,981        47,886
Provision for Loan Losses (Note 3)                                     30             120            160           360
----------------------------------------------------------------------------------------------------------------------
Interest Income After Provision for Loan Losses                    16,339          16,060         48,821        47,526

Noninterest Income:
Gain on Sale of Investments                                            --              --             94            --

Noninterest Expenses:
Advisory Fee Expense Paid to Parent                                    39              38            118           113
Dividends on Mandatorily Redeemable Preferred Stock                   738             737          2,213         2,212
Other Noninterest Expenses                                            113             107            316           316
----------------------------------------------------------------------------------------------------------------------
        Total Noninterest Expenses                                    890             882          2,647         2,641
----------------------------------------------------------------------------------------------------------------------
Income Before Taxes                                                15,449          15,178         46,268        44,885
Income Taxes                                                           --              --             --            --
----------------------------------------------------------------------------------------------------------------------
NET INCOME                                                         15,449          15,178         46,268        44,885
Preferred Stock Dividends                                             216             216            647           647

Net Income Available to Common Shareholder                    $    15,233    $     14,962    $    45,621   $    44,238
======================================================================================================================

Net Income Per Common Share:
               Basic                                          $   152,330    $    149,620    $   456,210   $   442,380
               Diluted                                        $   152,330    $    149,620    $   456,210   $   442,380

----------------------------------------------------------------------------------------------------------------------
See accompanying notes to the financial statements


WEBSTER PREFERRED CAPITAL CORPORATION
STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars In Thousands)


                                                                                    Nine Months Ended September 30,
                                                                                       2000                   1999
---------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net Income                                                                         $  46,268               $   44,885
Adjustments to Reconcile Net Cash Provided by Operating Activities:
         Provision for Loan Losses                                                       160                      360
         Accretion of Securities Discount                                                (17)                     (34)
         Amortization of Deferred Loan Cost and Premiums                                 608                      942
         Gains on Sale of Securities                                                     (94)                      --
         Decrease (Increase) in Accrued Interest Receivable                              669                      (25)
         (Decrease) Increase in Accrued Liabilities                                     (101)                     257
         (Increase) Decrease in Prepaid Expenses and Other Assets                       (153)                     254
---------------------------------------------------------------------------------------------------------------------
Net Cash Provided by Operating Activities                                             47,340                   46,639
---------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
Purchase of Mortgage Backed Securities                                               (34,192)                      --
Proceeds Collected from Sale of Mortgage Backed Securities                            47,388                       --
Principal Collected on Mortgage-Backed Securities                                      6,853                   17,241
Purchase of Loans                                                                    (31,087)                (194,929)
Proceeds from REO Sale                                                                    92                       --
Purchase of Deferred Fees                                                                657                       --
Principal Repayments of Loans, Net                                                    76,650                  136,410
---------------------------------------------------------------------------------------------------------------------
Net Cash Provided (Used) by Investing Activities                                      66,361                  (41,278)
---------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
Dividends Paid on Common and Preferred Stock                                         (30,647)                 (15,872)
---------------------------------------------------------------------------------------------------------------------
Net Cash Used by Financing Activities                                                (30,647)                 (15,872)
---------------------------------------------------------------------------------------------------------------------
Increase (Decrease) in Cash and Cash Equivalents                                      83,054                  (10,511)
Cash and Cash Equivalents at Beginning of Period                                      16,667                   26,964
---------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period                                         $  99,721               $   16,453
=====================================================================================================================

SUPPLEMENTAL DISCLOSURES:
       Income Taxes Paid                                                           $      --              $       --
       Interest Paid                                                               $      --              $       --
SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITY:
       Transfer of Residential Loans to Other Real Estate Owned                    $      266              $       26



See accompanying notes to the financial statements

WEBSTER PREFERRED CAPITAL CORPORATION

NOTES TO THE FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1: BASIS OF PRESENTATION

The accompanying financial statements include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All adjustments were of a normal recurring nature. The results of operations for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results which may be expected for the year as a whole. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Webster Preferred Capital Corporation 1999 Annual Report to shareholders.

NOTE 2: MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE, AT FAIR VALUE

The following table sets forth certain information regarding the mortgage-backed securities:



(In Thousands)                                                  Mortgage-Backed Securities
--------------------------------------------------------------------------------------------------------
                                                  Amortized   Unrealized     Unrealized   Estimated Fair
September 30, 2000                                     Cost        Gains         Losses            Value
--------------------------------------------------------------------------------------------------------
      Available for Sale Portfolio                 $ 77,149       $  244      $ (1,457)         $ 75,936
========================================================================================================


                                                  Amortized   Unrealized    Unrealized    Estimated Fair
December 31, 1999                                      Cost        Gains        Losses             Value
--------------------------------------------------------------------------------------------------------
      Available for Sale Portfolio                 $ 97,086       $  989      $ (2,428)         $ 95,647
========================================================================================================



All mortgage-backed securities have a contractual maturity of over 10 years. The weighted average yield at September 30, 2000 is 6.37%. Although the stated final maturity of these obligations are long-term, the weighted average life is much shorter due to scheduled repayments and prepayments. Gains and losses on the sales of securities are recorded using the specific identification method.

WEBSTER PREFERRED CAPITAL CORPORATION

--------------------------------------------------------------------------------

NOTE 3:  RESIDENTIAL MORTGAGE LOANS, NET

A summary of the Company's residential mortgage loans, net, follows:

                                                    September 30,   December 31,
                                                        2000           1999
--------------------------------------------------------------------------------
                                                      Carrying        Carrying
(In Thousands)                                         Amount          Amount
--------------------------------------------------------------------------------
Fixed-Rate Loans:
       15 yr. Loans                                   $ 105,528       $ 113,950
       20 yr. Loans                                       5,150           5,322
       25 yr. Loans                                       2,916           2,758
       30 yr. Loans                                     226,599         227,977
--------------------------------------------------------------------------------

        Total Fixed-Rate Loans                          340,193         350,007
--------------------------------------------------------------------------------
Variable-Rate Loans:
       15 yr. Loans                                       5,406           6,108
       20 yr. Loans                                       8,115           7,839
       25 yr. Loans                                       6,561           6,759
       30 yr. Loans                                     441,256         476,647
--------------------------------------------------------------------------------

        Total Variable-Rate Loans                       461,338         497,353
--------------------------------------------------------------------------------

       Total Residential Mortgage Loans                 801,531         847,360

       Premiums and Deferred Costs on Loans, Net          2,496           3,762
       Less: Allowance for Loan Losses                   (2,029)         (1,912)
--------------------------------------------------------------------------------

        Residential Mortgage Loans, Net               $ 801,998       $ 849,210
================================================================================

As of September 30, 2000, approximately 42.4% of the Company's residential mortgage loans are fixed-rate loans and approximately 57.6% are adjustable-rate loans.

A detail of the change in the allowance for loan losses, for the periods indicated follows:


                                                      Three Months Ended                  Nine Months Ended
(In Thousands)                                           September 30,                      September 30,
                                                     2000            1999                2000              1999
------------------------------------------------------------------------------------------------------------------
Balance at Beginning of Period                      $ 2,017        $ 1,742              $ 1,912            $ 1,555
Provision Charged to Operations                          30            120                  160                360
Charge-offs                                             (18)           (71)                 (43)              (124)
------------------------------------------------------------------------------------------------------------------
Balance at End of Period                            $ 2,029        $ 1,791              $ 2,029            $ 1,791
==================================================================================================================


WEBSTER PREFERRED CAPITAL CORPORATION

NOTE 4: MANDATORILY REDEEMABLE PREFERRED STOCK
--------------------------------------------------------------------------------

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

NOTE 5: OTHER COMPREHENSIVE INCOME

The  following   table   summarizes   reclassification   adjustments  for  other
comprehensive income and the related tax effects:



                                                                        BEFORE             INCOME TAX
  THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999                         TAX               (EXPENSE)          NET-OF-TAX
  (In Thousands)                                                        AMOUNT             OR BENEFIT           AMOUNT
  ------------------------------------------------------------------------------------------------------------------------
  Unrealized gain on available for sale securities:
      Unrealized holding gains arising during the period               $   1,026                 --           $   1,026
      Less: Reclassification adjustment for losses
        realized during the period                                            --                 --                  --
  ------------------------------------------------------------------------------------------------------------------------

      Other comprehensive gain at September 30, 2000                   $   1,026                 --           $   1,026
  ========================================================================================================================

  Unrealized loss on available for sale securities:
      Unrealized holding losses arising during the period              $    (394)                --           $    (394)
      Less: Reclassification adjustment for gains
        realized during the period                                            --                 --                  --
  ------------------------------------------------------------------------------------------------------------------------

      Other comprehensive loss at September 30, 1999                   $    (394)                --           $    (394)
  ========================================================================================================================
                                                                        BEFORE             INCOME TAX
  NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999                          TAX               (EXPENSE)           NET-OF-TAX
  (In Thousands)                                                        AMOUNT             OR BENEFIT            AMOUNT
  ------------------------------------------------------------------------------------------------------------------------
  Unrealized gain on available for sale securities:
      Unrealized holding gains arising during the period               $     320                 --           $     320
      Less: Reclassification adjustment for gains
        realized during the period                                            94                 --                  94
  ------------------------------------------------------------------------------------------------------------------------

      Other comprehensive gain at September 30, 2000                   $     226                 --           $     226
  ========================================================================================================================

  Unrealized loss on available for sale securities:
      Unrealized holding losses arising during the period              $  (2,289)                --           $  (2,289)
      Less: Reclassification adjustment for gains
        realized during the period                                            --                 --                  --
  ------------------------------------------------------------------------------------------------------------------------
      Other comprehensive income at September 30, 1999                 $  (2,289)                --           $  (2,289)
  ========================================================================================================================


WEBSTER PREFERRED CAPITAL CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

GENERAL
-------

The Company is a subsidiary of Webster Bank and was incorporated in March 1997 to provide a cost-effective means of raising funds, including capital, on a consolidated basis for Webster Bank. Total assets at September 30, 2000 and December 31, 1999 were $983.0 million and $967.2 million, respectively, consisting primarily of residential mortgage loans and mortgage-backed securities.

The Company has elected to be treated as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986 (the "Code"), and will generally not be subject to federal income tax for as long as it maintains its qualification as a REIT, requiring among other things, that it currently distribute to stockholders at least 95% of its "REIT taxable income" (not including capital gains and certain items of noncash income). Webster Bank also benefits significantly from state tax treatment of dividends paid by the Company as a result of its qualification as a REIT. The following discussion of the Company's financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1999 Annual Report to Shareholders and other financial data included elsewhere herein.

CHANGES IN FINANCIAL CONDITION
------------------------------

Total  assets,   consisting   primarily  of   residential   mortgage  loans  and
mortgage-backed securities, were $983.0 million at September 30, 2000, an increase of $15.8 million from $967.2 million at December 31, 1999. The increase in total assets is primarily attributable to net income of $46.3 million less the payment of common and preferred stock dividends of $30.6 million. Shareholders' equity was $942.1 million at September 30, 2000 and $926.2 million at December 31, 1999.

ASSET QUALITY
-------------

The Company's asset quality reflects the residential real estate loans that have been acquired from Webster Bank. The Company aggressively manages nonaccrual assets. At September 30, 2000, residential real estate loans comprised the entire loan portfolio. The Company also invests in highly rated mortgage-backed securities.

The aggregate amount of nonaccrual loans was $528,000 at September 30, 2000. The following table details the Company's nonaccrual loans at September 30, 2000 and December 31, 1999:


                                                   September 30,   December 31,
(In Thousands)                                              2000           1999
----------------------------------------------------------------- --------------
Loans Accounted for on a Nonaccrual Basis:
        Residential Fixed-Rate Loans                      $  231         $  319
        Residential Variable-Rate Loans                      105            830
Other Real Estate Owned                                      192             60
------- --------------------------------------------------------- --------------
        Total Nonaccrual Assets                           $  528        $ 1,209
======= ========================================================= ==============


At September 30, 2000 the allowance for loan losses was approximately $2.0 million, or 384% of nonaccrual assets. Management believes that the allowance for loan losses is adequate to cover expected losses in the portfolio.

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

The Series A Preferred Stock will be redeemed on January 15, 2001. The Company has sufficient cash to redeem the stock without outside funding. The Company expects sufficient cash flow from loan payment streams to replenish its cash.

ASSET/LIABILITY MANAGEMENT

The goal of the Company's asset/liability management policy is to manage interest-rate risk so as to maximize net interest income over time in changing interest-rate environments while maintaining acceptable levels of risk. The Company must provide for sufficient liquidity for daily operations. The Company prepares estimates of the level of prepayments and the effect of such prepayments on the level of future earnings due to reinvestment of funds at rates different than those that currently exist. The Company is unable to predict future fluctuations in interest rates and as such the market values of certain of the Company's financial assets are sensitive to fluctuations in market interest rates. Changes in interest rates can affect the value of its loans and other interest-earning assets. At September 30, 2000, 57.6% of the Company's residential mortgage loans were variable-rate loans. The Company believes these residential mortgage loans are less likely to incur prepayments of principal.

WEBSTER PREFERRED CAPITAL CORPORATION

--------------------------------------------------------------------------------

RESULTS OF OPERATIONS

For the three and nine months ended September 30, 2000, the Company reported net income of $15.4 million and $46.3 million, respectively, or $152,330 and $456,210, respectively, per common share on a diluted basis, compared to the three and nine months ended September 30, 1999 which amounted to $15.2 million and $44.9 million, respectively, or $149,620 and $442,380, respectively, per common share on a diluted basis.

Total interest income for the three and nine months ended September 30, 2000 amounted to $16.4 million and $49.0 million, respectively, net of servicing fees, compared to the three and nine months ended September 30, 1999 which amounted to $16.2 million and $47.9 million, respectively. The following table shows the major categories of average interest-earning assets, their respective interest income and the yields earned by the Company:



                                           THREE MONTHS ENDED SEPTEMBER 30,         THREE MONTHS ENDED SEPTEMBER 30,
                                                      2000                                    1999
                                           Average      Interest     Average       Average       Interest      Average
(In Thousands)                             Balance        Income       Yield         Yield        Income         Yield
----------------------------------------------------------------------------------------------------------------------
Mortgage Loans                           $ 822,926      $ 14,130       6.87%        $ 862,179     $ 14,367       6.67%
Mortgage-Backed Securities                  69,297         1,105       6.38           101,852        1,596       6.27
Interest Bearing Deposits                   70,867         1,134       6.39            15,275          217       5.68
----------------------------------------------------------------------------------------------------------------------
     Total                               $ 963,090      $ 16,369       6.80%        $ 979,306     $ 16,180       6.61%
----------------------------------------------------------------------------------------------------------------------

                                            NINE MONTHS ENDED SEPTEMBER 30,          NINE MONTHS ENDED SEPTEMBER 30,
                                                       2000                                   1999
                                           Average      Interest     Average         Average      Interest     Average
(In Thousands)                             Balance        Income       Yield         Balance        Income       Yield
----------------------------------------------------------------------------------------------------------------------
Mortgage Loans                           $ 834,474      $ 42,776       6.84%        $ 844,091     $ 42,411       6.70%
Mortgage-Backed Securities                  73,354         3,658       6.65           107,460        5,064       6.28
Interest Bearing Deposits                   55,609         2,547       6.11            11,542          411       4.74
----------------------------------------------------------------------------------------------------------------------
     Total                               $ 963,437      $ 48,981       6.78%         $963,093      $47,886       6.63%
----------------------------------------------------------------------------------------------------------------------


The provision for loan losses for the three and nine months ended September 30, 2000, amounted to $30,000 and $160,000, respectively, compared to $120,000 and $360,000 for the three and nine months ended September 30, 1999. The reduction in the provision for loan losses reflects the decline in the total residential mortgage loan portfolio.

Noninterest expenses for the three and nine months ended September 30, 2000 amounted to $890,000 and $2.6 million, respectively, compared to the noninterest expenses for the three and nine months ended September 30, 1999 which amounted to $882,000 and $2.6 million, respectively. Noninterest expenses included advisory fees and dividends on Series A Preferred Stock. No income tax expense was recorded for either period.

RECENT FINANCIAL ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative
Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts, (collectively referred to as derivatives) and for hedging activities. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. Under this statement, an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and

WEBSTER PREFERRED CAPITAL CORPORATION

--------------------------------------------------------------------------------
the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk. SFAS No. 133, as amended by SFAS No. 137, is now effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Upon adoption, hedging relationships must be designated anew and documented pursuant to the provisions of this statement. Early adoption is permitted; however, retroactive application is prohibited. This SFAS is not expected to impact the Company since the Company does not engage in hedging activities or utilize derivative instruments.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following table summarizes the estimated market value of the Company's interest-sensitive assets and interest-sensitive liabilities at September 30, 2000 and the projected change to market values if interest rates instantaneously increase or decrease by 100 basis points.



                                                                                        Estimated Market Value Impact
                                                                                --------------------------------------
(In Thousands)                                  Book Value        Market Value            -100 BP             +100 BP
----------------------------------------------------------------------------------------------------------------------
AT SEPTEMBER 30, 2000
Interest Sensitive Assets:
      Mortgage-Backed Securities                  $ 77,149            $ 75,936           $  1,521           $ (2,027)
      Variable-Rate Residential Loans              461,338             425,762              7,248             (9,007)
      Fixed-Rate Residential Loans                 340,193             332,938              9,877            (12,201)
Interest-Sensitive Liabilities:
      Series A Preferred Stock                      40,000              40,000              2,297             (2,961)
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

WEBSTER PREFERRED CAPITAL CORPORATION

PART II - OTHER INFORMATION
--------------------------------------------------------------------------------

Item 6:  Exhibits and Reports on Form 8-K

(a)  Exhibits

     Exhibit Numbers       Description
     ---------------       -----------
           27              Financial Data Schedule

(b) No reports on Form 8-K were filed during the quarter ended September 30, 2000.

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

                                           WEBSTER PREFERRED CAPITAL CORPORATION
                                           -------------------------------------
                                                      Registrant



                                           BY:  /s/ Peter J. Swiatek
                                               ---------------------------------
                                                    Peter J. Swiatek,
                                                    Vice President & Treasurer
                                                    Principal Financial Officer
                                                    Principal Accounting Officer
                                                    Director

                                           Date: November   , 2000

                                INDEX TO EXHIBITS

    EXHIBIT NUMBER       DESCRIPTION
    --------------       -----------
          27             Financial Data Schedule.