Form 10-K
period 2000-12-31
WEBSTER PREFERRED CAPITAL CORP
filed 2001-03-23
CIK 1047865

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2000

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

The number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date is: 100 shares

                      WEBSTER PREFERRED CAPITAL CORPORATION
                          2000 FORM 10-K ANNUAL REPORT
                                TABLE OF CONTENTS

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

                                     PART I
ITEM 1.  BUSINESS

GENERAL


         Webster Preferred Capital Corporation (the "Company") is a Connecticut corporation incorporated in March 1997. The Company was formed by Webster Bank to provide a cost-effective means of raising funds, including capital, on a consolidated basis for Webster Bank. The Company's strategy is to acquire, hold and manage real estate mortgage assets ("Mortgage Assets"), including but not limited to residential mortgage loans, mortgage-backed securities and commercial mortgage loans. In March 1997, Webster Bank contributed $617.0 million, net, of Mortgage Assets, as part of the formation of the Company. In November 1997 and during 1998, Webster Bank contributed approximately $120.4 million and $182.8 million, respectively, in cash which the Company used to purchase residential mortgage loans and mortgage-backed securities. During 1999 and 2000, Webster Bank made no contributions to the Company. As of December 31, 2000 and 1999, the Mortgage Assets owned by the Company were comprised of residential mortgage loans and mortgage-backed securities. Although the Company may acquire and hold a variety of Mortgage Assets, its present intention is to acquire only residential mortgage loans and mortgage-backed securities. The Company intends to hold such assets to generate net income for distribution to its shareholders based on the spread between the interest income earned on the Mortgage Assets and the cost of its capital and operations. The Company may invest up to 5% of the total value of its portfolio in assets other than residential mortgage loans and mortgage-backed securities eligible to be held by real estate investment trusts ("REITs"). As of December 31, 2000, approximately 43.3% of the Company's residential mortgage loans are fixed-rate loans and 56.7% are adjustable-rate loans.

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

         The Company has elected to be treated as a REIT under the Internal Revenue Code, as amended (the "Code"). The Company generally will not be subject to federal and Connecticut State income tax to the extent that it distributes its earnings to its shareholders and maintains its qualification as a REIT. Furthermore, Webster Bank will benefit significantly from state tax treatment of dividends paid by the Company as a result of its qualification as a REIT.


CHANGES IN FINANCIAL CONDITION


         Total assets were $968.2 million at December 31, 2000, an increase of $1.0 million from $967.2 million at December 31, 1999, primarily due to the fair market value increase in mortgage-backed securities. Shareholder's equity was $927.3 million at December 31, 2000 and $926.2 million at December 31, 1999.


ASSET QUALITY

         The Company maintains high asset quality by acquiring residential real estate loans that have been conservatively underwritten, aggressively managing nonaccrual assets and maintaining adequate reserve coverage. At December 31, 2000, residential real estate loans comprised the entire loan portfolio. The Company also invests in highly rated mortgage-backed securities.

NONACCRUAL ASSETS AND DELINQUENCIES

         The aggregate amount of nonaccrual assets was approximately $705,000, $1.2 million, $1.3 million and $1.3 million, respectively at December 31, 2000, 1999, 1998 and 1997. The following table details the Company's nonaccrual assets for the last four years:

                                                                             December 31,
                                                 ---------------------------------------------------------------------
(Dollars In Thousands)                                      2000             1999              1998              1997
----------------------------------------------------------------------------------------------------------------------
Nonaccrual Assets:
       Residential Fixed-Rate Loans                       $  231           $  319            $   71            $  158
       Residential Variable-Rate Loans                       186              830             1,206             1,145
Other Real Estate Owned                                      288               60                 -                 -
---------------------------------------------------------------------------------- -----------------------------------
             Total                                       $   705          $ 1,209           $ 1,277           $ 1,303
======================================================================================================================

At December 31, 2000, 1999, 1998 and 1997 the allowance for loan losses was approximately $2.1 million, $1.9 million, $1.6 million, and $1.5 million or 292%, 158%, 121% and 118%, respectively, of nonaccrual assets, and .26%, .23%,
 .19% and .24%, respectively, of total mortgage loans, net. Management believes that the allowance for loan losses is adequate to cover expected losses in the portfolio.

         The following table sets forth information as to the Company's loans past due 30-89 days and still accruing:

                                                                             December 31,
                                                 ---------------------------------------------------------------------
(Dollars In Thousands)                                      2000             1999              1998              1997
----------------------------------------------------------------------------------------------------------------------
Past due 30-89 Days:
       Residential Fixed-Rate Loans                     $  5,809         $  4,453           $ 4,605          $  3,064
       Residential Variable-Rate Loans                    12,513            8,430            14,082            12,532
----------------------------------------------------------------------------------------------------------------------
             Total                                      $ 18,322         $ 12,883          $ 18,687          $ 15,596
======================================================================================================================

RESIDENTIAL MORTGAGE LOANS

A summary of the Company's carrying amount of residential mortgage loans for the last four years follows:

                                                                            December 31,
-----------------------------------------------------------------------------------------------------------------
(Dollars In Thousands)                                          2000          1999          1998            1997
-----------------------------------------------------------------------------------------------------------------
Fixed-Rate Loans:
       15 yr. Loans                                       $  102,348     $ 113,950     $ 114,924       $  59,631
       20 yr. Loans                                            5,107         5,322         3,213           1,636
       25 yr. Loans                                            2,899         2,758         1,849             813
       30 yr. Loans                                          223,438       227,977       192,490         161,884
-----------------------------------------------------------------------------------------------------------------

              Total Fixed-Rate Loans                         333,792       350,007       312,476         223,964
------------- ---------------------------------------------------------------------------------------------------
Variable-Rate Loans:
       15 yr. Loans                                            4,700         6,108         5,222           4,896
       20 yr. Loans                                            7,505         7,839         6,504           4,004
       25 yr. Loans                                            6,214         6,759         8,578           8,553
       30 yr. Loans                                          418,461       476,647       484,824         393,924
-----------------------------------------------------------------------------------------------------------------

              Total Variable-Rate Loans                      436,880       497,353       505,128         411,377
-----------------------------------------------------------------------------------------------------------------

       Total Residential Mortgage Loans                  $   770,672     $ 847,360     $ 817,604       $ 635,341
       Premiums and Deferred Fees on Loans, Net                3,235         3,762         3,585           1,831
       Less: Allowance for Loan Losses                        (2,059)       (1,912)       (1,555)         (1,538)
-----------------------------------------------------------------------------------------------------------------

              Residential Mortgage Loans, Net            $   771,848     $ 849,210     $ 819,634       $ 635,634
=================================================================================================================

In March 1997, Webster Bank contributed approximately $617.0 million of Mortgage Assets, net as part of the formation of the Company. The $617.0 million consisted of $215.8 million of fixed-rate loans, and $401.3 million of variable-rate loans, net of2premiums, deferred fees on loans and an allowance for loan losses. During 1998, Webster Bank contributed $182.8 million of cash to the Company, of which $131.0 million was used to purchase additional residential mortgage loans. During 2000 and 1999, Webster Bank made no contributions to the Company.


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

         A detail of the change in the allowance for loan losses for the periods indicated follows:

                                                                                               For the Period from
                                                         For the Year Ended December 31,         March 17, 1997
                                                      --------------------------------------   (Date of Inception)
(In Thousands)                                             2000         1999         1998      to December 31, 1997
---------------------------------------------------------------------------------------------------------------------
Balance at Beginning of Period                            $ 1,912      $ 1,555      $ 1,538            $     -
Allowance for Loan Losses on Acquired Loans                     -            -            -              1,544
Provision Charged to Operations                               190          480          300                  -
Charge-offs                                                  (43)         (123)        (284)                (6)
Recoveries                                                      -            -            1                  -
---------------------------------------------------------------------------------------------------------------------
       Balance at End of Period                           $ 2,059      $ 1,912      $ 1,555            $ 1,538
=====================================================================================================================

INVESTMENT ACTIVITIES

         RESIDENTIAL MORTGAGE LOANS. The Company may from time to time acquire both conforming and nonconforming residential mortgage loans. Conventional conforming residential mortgage loans comply with the requirements for inclusion in a loan guarantee program sponsored by either the Federal Home Loan Mortgage Corp. ("Freddie Mac") or the Federal National Mortgage Association ("Fannie Mae"). Nonconforming residential mortgage loans do not qualify in one or more respects for purchase by Fannie Mae or Freddie Mac under their standard programs. The nonconforming residential mortgage loans that the Company purchases generally have original principal balances which exceed the limits for Freddie Mac or Fannie Mae programs. The Company's nonconforming residential mortgage loans are expected to meet the requirements for sale to national private mortgage conduit programs or other investors in the secondary mortgage market.

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

         OTHER REAL ESTATE ASSETS. Although the Company presently intends to invest only in residential mortgage loans and mortgage-backed securities, the Company may invest up to 5% of the total value of its portfolio in assets other than residential mortgage loans and mortgage-backed securities eligible to be held by REITs. In addition to commercial mortgage loans, such assets could include cash and cash equivalents. The Company does not intend to invest in securities or interests of persons primarily engaged in real estate activities. At December 31, 2000 and 1999, the Company did not hold any commercial mortgage loans.


LIQUIDITY AND CAPITAL RESOURCES


         The Company's principal liquidity needs will be to fund dividends on outstanding capital stock. In January 2001, the Company redeemed its outstanding shares of Series A Preferred Stock for $40 million, plus accrued dividends. The Company had sufficient cash on hand to redeem the shares. The Company does not anticipate that it will have any other material capital expenditures. The Company believes that cash generated from the payment of interest and principal on its Mortgage Assets will provide sufficient funds to meet its operating requirements and to pay dividends in accordance with the requirements to be taxed as a REIT for the foreseeable future. To the extent that the Company accumulates cash in order to meet its dividend requirements, it may invest such cash in short-term securities or money-market instruments.


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

ITEM 2.  PROPERTIES

         Not Applicable.


ITEM 3.  LEGAL PROCEEDINGS

         There are no material pending legal proceedings, other than ordinary routine litigation incident to the registrant's business.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted during the fourth quarter of the fiscal year 2000 to security holders for a vote.

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

         Dividends declared and paid on the common stock in 2000 and 1999 totaled $61.5 million and $60.3 million, respectively. Dividends declared on the Series A Preferred Stock in 2000 and 1999 totaled $3.0 million for each year. Dividends declared on the Series B Preferred Stock in 2000 and 1999 totaled $862,500 for each year.

         The market price for the Series B Preferred Stock averaged $9.3618 and $10.247 for the years ending December 31, 2000 and 1999, respectively. The Series B Preferred Stock reached a low of $8.375 and a high of $10.25, during the year ended December 31, 2000. The Series B Preferred Stock reached a low of $9.125 and a high of $11, during the year ended December 31, 1999.

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

         The Series A Preferred Stock is required to be redeemed on January 15, 2001, at $1,000 per share, plus accrued and unpaid dividends. The total redemption was made on January 16, 2001 for $40.7 million out of existing cash.

ITEM 6.  SELECTED FINANCIAL DATA

          The selected financial data set forth below is based upon and should be read in conjunction with the Company's audited financial statements and notes thereto appearing elsewhere in this document.

FINANCIAL CONDITION DATA:

                                                                           At December 31,
BALANCE SHEET DATA                              ----------------------------------------------------------------------
(In Thousands)                                              2000              1999             1998              1997
----------------------------------------------------------------------------------------------------------------------
Available for Sale Securities, at Fair Value            $ 76,927          $ 95,647         $ 118,262         $120,090
Residential Mortgage Loans, Net                          771,848           849,210           819,634          635,634
Total Assets                                             968,198           967,209           970,961          787,561
Total Liabilities                                            864               982             1,243              909
Mandatorily Redeemable Preferred Stock                    40,000            40,000            40,000           40,000
Total Shareholders' Equity                               927,334           926,227           929,718          746,652
----------------------------------------------------------------------------------------------------------------------





INCOME STATEMENT DATA                                                                             For the Period from
                                                   For the Year Ended December 31,                March 17, 1997 (Date
                                   ---------------------------------------------------------        of Inception) to
(In Thousands)                                  2000                1999                1998       December 31, 1997
----------------------------------------------------------------------------------------------------------------------
Total Interest Income                        $65,312             $64,219             $62,134                  $38,065
Provision for Loan Losses                        190                 480                 300                        -
Gain on Sale of Securities                        94                   -                 261                        -
Noninterest Expenses                           3,534               3,522               3,836                      220
----------------------------------------------------------------------------------------------------------------------
Income Before Taxes                           61,682              60,217              58,259                   37,845
Income Taxes                                       -                   -                   -                        -
----------------------------------------------------------------------------------------------------------------------
Net Income                                    61,682              60,217              58,259                   37,845
Preferred Stock Dividends                        863                 862                 862                      168
---------------------------------------------------------------------------------------------------------------------
Net Income  Available to Common
Shareholders                                 $60,819             $59,355             $57,397                  $37,667
======================================================================================================================




                                                                                                For the Period from
                                                For the Year Ended December 31,                March 17, 1997 (Date
                                   ----------------------------------------------------------    of Inception) to
SIGNIFICANT STATISTICAL DATA*                   2000                1999                1998     December 31, 1997
----------------------------------------------------------------------------------------------------------------------
Net Income per Common Share
       Basic                                $608,189            $593,550            $573,970         $376,770
       Diluted                              $608,189            $593,550            $573,970         $376,770
Dividends Declared per
Common Share                                $615,050            $602,910            $582,250         $380,470
----------------------------------------------------------------------------------------------------------------------

*No ratio of earnings to fixed charges is presented because the Company has no fixed charges.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


          The Company is a subsidiary of Webster Bank and was incorporated in March 1997 to provide a cost-effective means of raising funds, including capital, on a consolidated basis for Webster Bank. In March 1997, Webster Bank contributed approximately $617.0 million of mortgage assets, net as part of the formation of the Company. In November 1997, and during 1998, Webster Bank contributed approximately $120.4 million, and $182.8 million, respectively, of cash which the Company used to purchase mortgage-backed securities and residential mortgage loans. During 2000 and 1999, Webster Bank made no contributions to the Company. Total assets at December 31, 2000 and December 31, 1999 were $968.2 million and $967.2 million, respectively, consisting primarily of residential mortgage loans, interest-bearing deposits and mortgage-backed securities. Interest-bearing deposits of $97.5 million in 2000 are a result of planning for the maturity of the Series A preferred stock and other cash flow needs anticipated for January 2001. The deposits were funded by principal payments on mortgage-backed securities and residential mortgage loans. Total assets increased $1.0 million, primarily due to the increase in fair market value of the mortgage-backed securities, as evidenced in the $1.8 increase in other comprehensive income.

         The Company has elected to be treated as a REIT under the Code and will generally not be subject to federal income tax for as long as it maintains its qualification as a REIT, requiring among other things, that it currently distribute to stockholders at least 95% of its "REIT taxable income" (not including capital gains and certain items of noncash income). The Company and Webster Bank will also benefit significantly from state tax treatment of dividends paid by the Company as a result of its qualification as a REIT. The following discussion of the Company's financial condition and results of operations should be read in conjunction with the Company's financial statements and other financial data included elsewhere herein.


ASSET QUALITY


          The Company maintains high asset quality by acquiring residential real estate loans that have been conservatively underwritten; aggressively managing nonaccrual assets and maintaining adequate reserve coverage. At December 31, 2000 and 1999, residential real estate loans comprised the entire loan portfolio. The Company also invests in highly rated mortgage-backed securities.


NONACCRUAL ASSETS


          The aggregate amount of nonaccrual assets at December 31, 2000, 1999 and 1998 were approximately $705,000, $1.2 million and $1.3 million, respectively. The following table details the Company's nonaccrual assets at December 31, 2000, 1999 and 1998:



NONACCRUAL ASSETS:
(In Thousands)                                                                2000              1999              1998
-----------------------------------------------------------------------------------------------------------------------
Loans Accounted for on a Nonaccrual Basis:
        Residential Fixed-Rate Loans                                        $  231            $  319            $   71
        Residential Variable-Rate Loans                                        186               830             1,206
Other Real Estate Owned                                                        288                60                 -
-----------------------------------------------------------------------------------------------------------------------
              Total                                                         $  705            $ 1,209           $ 1,277
=======================================================================================================================

          At December 31, 2000, 1999 and 1998, the allowances for loan losses were approximately $2.1 million, $1.9 million and $1.6 million, or 292%, 158% and 121%, respectively, of nonaccrual assets. Management believes that the allowance for loan losses is adequate to cover expected losses in the portfolio.

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

          The Series A Preferred Stock was redeemed on January 16, 2001. The Company expects sufficient cash flow from loan payment streams to replenish its cash.


ASSET/LIABILITY MANAGEMENT


          The goal of the Company's asset/liability management policy is to manage interest-rate risk so as to maximize net interest income over time in changing interest-rate environments while maintaining acceptable levels of risk. The Company must provide for sufficient liquidity for daily operations. The Company prepares estimates of the level of prepayments and the effect of such prepayments on the level of future earnings due to reinvestment of funds at rates different than those that currently exist. The Company is unable to predict future fluctuations in interest rates and as such the market values of certain of the Company's financial assets are sensitive to fluctuations in market interest rates. Changes in interest rates can affect the value of its loans and other interest-earning assets. At December 31, 2000, 56.7% of the Company's residential mortgage loans were variable-rate loans. The Company's management believes these residential mortgage loans are less likely to incur prepayments of principal.


RESULTS OF OPERATIONS


         For the years ended December 31, 2000, 1999 and 1998, the Company reported net income of $61.7 million, $60.2 million and $58.3 million, respectively or $608,189, $593,550 and $573,970, respectively, per common share on a diluted basis.


         Total interest income for 2000 amounted to $65.3 million, net of servicing fees, an increase of $1.1 million from $64.2 million, net of servicing fees, in 1999. Total interest income for 1999 increased $2.1 million over the 1998 amount of $62.1 million. The following table shows the major categories of average assets together with their respective interest income and the rates earned by the Company.

                                                         For the years ended December 31,
                            -------------------------------------------------------------------------------------------
                                        2000                           1999                          1998
                            ---------- --------- --------- ---------- --------- -------- ---------- --------- ---------
                            Average    Interest  Average   Average    Interest  Average  Average    Interest  Average
(Dollars in thousands)       Balance    Income    Yield     Balance    Income    Yield    Balance    Income    Yield
                            ---------- --------- --------- ---------- --------- -------- ---------- --------- ---------
Mortgage loans, net         $ 824,283  $ 56,383     6.84%  $ 849,945  $ 57,105    6.72%  $ 755,703  $ 52,486    6.95%
Mortgage-backed
securities                     72,301     4,875     6.74     104,820     6,599    6.30     142,944     9,231    6.46
Interest-bearing deposits      65,678     4,054     6.17      10,377       515    4.96       8,964       417    4.65
                            ---------- --------- --------- ---------- --------- -------- ---------- --------- ---------
        Total               $ 962,262  $ 65,312    6.79%   $ 965,142  $ 64,219    6.65%  $ 907,611  $ 62,134    6.85%
                            ========== ========= ========= ========== ========= ======== ========== ========= =========

          The provision for loan losses for the years ended December 31, 2000, 1999 and 1998 amounted to $190,000, $480,000 and $300,000, respectively. The provision for loan losses reflects the change in the total residential mortgage loan portfolio.

          Gains from the sale of mortgage-backed securities for the years ended December 31, 2000 and 1998 were $94,000 and $261,000, respectively. There were no sales of mortgage-backed securities in 1999.


            Noninterest expenses for the years ended December 31, 2000, 1999 and 1998 amounted to $3.5 million, $3.5 million and $3.8 million, respectively, and included advisory fees, dividends on Series A Preferred Stock and amortized start-up costs. No income tax expense was recorded for any of the periods.



IMPACT OF INFLATION AND CHANGING PRICES


          The financial statements and related data presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation.


          Unlike most industrial companies, virtually all of the assets and liabilities of a real estate investment trust are monetary in nature. As a result, interest rates have a more significant impact on a real estate corporation's performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the price of goods and services. In the current interest rate environment, the maturity structure of the Company's assets is critical to the maintenance of acceptable performance levels.


RECENT FINANCIAL ACCOUNTING STANDARDS


         In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", a replacement of SFAS No. 125. SFAS No. 140 addresses implementation issues that were identified in applying SFAS No. 125. This statement revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of the provisions of SFAS No. 125 without reconsideration. SFAS 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. SFAS No. 140 is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. This statement is to be applied prospectively with certain exceptions. Other than those exceptions, earlier or retroactive application is not permitted.


         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts, (collectively referred to as derivatives) and for hedging activities. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. Under this statement, an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entities approach to managing risk. SFAS No. 133 as amended is now effective for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS No. 133 is not expected to impact the Company since it does not engage in hedging activities or utilize derivative instruments.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


          The following table summarizes the estimated market value of the Company's interest-sensitive assets and interest-sensitive liabilities at December 31, 2000 and 1999, and the projected change to market values if interest rates instantaneously increase or decrease by 100 basis points.

                                                                                          Estimated Market Value Impact
                                                                                          -----------------------------
(In Thousands)                              Book Value         Market Value               -100 BP           +100 BP
-----------------------------------------------------------------------------------------------------------------------
AT DECEMBER 31, 2000
Interest Sensitive Assets:
      Mortgage-Backed Securities                 $  76,573            $ 76,927            $ 3,156           $ (2,309)
      Variable-Rate Residential Loans              436,880             440,356              2,779            (10,848)
      Fixed-Rate Residential Loans                 333,792             333,102              8,155             (9,534)
Interest-Sensitive Liabilities:
      Series A Preferred Stock                      40,000              40,000              2,297             (2,961)

----- -----------------------------------------------------------------------------------------------------------------

AT DECEMBER 31, 1999
Interest Sensitive Assets:
      Mortgage-Backed Securities                 $  97,086            $ 95,647            $ 2,617           $ (3,276)
      Variable-Rate Residential Loans              497,353             492,946             10,570            (12,670)
      Fixed-Rate Residential Loans                 350,007             343,634             11,533            (14,017)
Interest-Sensitive Liabilities:
      Series A Preferred Stock                      40,000              40,000              2,667             (3,084)
-----------------------------------------------------------------------------------------------------------------------

         Interest-sensitive assets, net of interest-sensitive liabilities, when impacted by a minus 100 basis point rate change, result in a favorable $11.8 million change in net market values for 2000 compared to a favorable $22.1 million net market value change in 1999. These changes represent 1.4% of interest-sensitive assets in 2000 and 2.4% in 1999. A plus 100 basis point rate change results in an unfavorable $19.7 million or 2.3% change in 2000 compared to an unfavorable $26.9 million or 2.9% change in 1999.

         Based on the Company's asset/liability mix at December 31, 2000, management estimates that an instantaneous 100 basis point increase in interest rates would increase net interest income over the next twelve months by 1.9%. An instantaneous 100 basis point decline in interest rates would decrease net interest income by 1.9% . These estimates assume that management takes no action to mitigate any negative effects from changing interest rates.

         The market values and net interest income estimates are subject to factors that could cause actual results to differ. Management believes that Webster's interest-rate risk position at December 31, 2000, represents a reasonable level of risk.


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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders of
Webster Preferred Capital Corporation


We have audited the accompanying statements of condition of Webster Preferred Capital Corporation (a subsidiary of Webster Bank) as of December 31, 2000 and the related statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Webster Preferred Capital Corporation as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2000, 1999, and 1998 in conformity with accounting principles generally accepted in the United States of America.




---------------
KPMG LLP
Hartford, Connecticut
January 23, 2001


WEBSTER PREFERRED CAPITAL CORPORATION
STATEMENTS OF CONDITION
(Dollars in Thousands, Except Share Data)
                                                                                                  December 31,
                                                                                      --------------------------------
                                                                                            2000                 1999
----------------------------------------------------------------------------------------------------------------------
ASSETS
Cash                                                                                   $  16,996            $  16,667
Interest-Bearing Deposits                                                                 97,500                    -
Mortgage-Backed Securities Available for Sale at Fair Value (Note 2)                      76,927               95,647
Residential Mortgage Loans, Net (Note 3)                                                 771,848              849,210
Accrued Interest Receivable                                                                4,637                5,285
Other Real Estate Owned                                                                      288                   60
Prepaid Expenses and Other Assets                                                              2                  340
----------------------------------------------------------------------------------------------------------------------
     TOTAL ASSETS                                                                      $ 968,198            $ 967,209
======================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY

Accrued Dividends Payable                                                                $   794        $         885
Accrued Expenses and Other Liabilities                                                        70                   97
----------------------------------------------------------------------------------------------------------------------
     TOTAL LIABILITIES                                                                       864                  982
----------------------------------------------------------------------------------------------------------------------

MANDATORILY REDEEMABLE PREFERRED STOCK (NOTE 4)
     Series A 7.375% Cumulative Redeemable Preferred Stock,
         Liquidation preference $1,000 per share; par value $1.00 per
         share; 40,000 shares authorized, issued and outstanding                          40,000               40,000

SHAREHOLDERS' EQUITY (NOTE 5)

     Series  B  8.625%  Cumulative   Redeemable  Preferred  Stock,   Liquidation
         preference $10 per share; par value $1.00 per
         share; 1,000,000 shares authorized, issued and outstanding                        1,000                1,000
     Common Stock, par value $.01 per share:
         Authorized - 1,000 shares
         Issued and Outstanding - 100 shares                                                   1                    1
     Paid-in Capital                                                                     928,799              928,799
     Distribution in Excess of Retained Earnings                                          (2,820)              (2,134)
     Accumulated Other Comprehensive Income (Loss)                                           354               (1,439)
----------------------------------------------------------------------------------------------------------------------
     TOTAL SHAREHOLDERS' EQUITY                                                          927,334              926,227
----------------------------------------------------------------------------------------------------------------------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                       $  968,198           $  967,209
======================================================================================================================

See accompanying notes to financial statements

WEBSTER PREFERRED CAPITAL CORPORATION
STATEMENTS OF INCOME
(Dollars In Thousands, Except Share Data)

                                                                         For the Year Ended December 31,
                                                          -----------------------------------------------------
                                                                      2000              1999              1998
---------------------------------------------------------------------------------------------------------------
Interest Income:
Loans                                                            $  56,383         $  57,105         $  52,486
Securities and Interest-bearing Deposits                             8,929             7,114             9,648
---------------------------------------------------------------------------------------------------------------

        Total Interest Income                                       65,312            64,219            62,134
Provision for Loan Losses (Note 3)                                     190               480               300
---------------------------------------------------------------------------------------------------------------
Interest Income After Provision for Loan Losses                     65,122            63,739            61,834


Noninterest Income:
Gain on Sale of Securities                                              94                 -               261

Noninterest Expenses:
Advisory Fee Expense Paid to Parent (Note 7)                           158               150               150
Dividends on Mandatorily Redeemable Preferred Stock                  2,950             2,950             2,950
Amortization of Start-up Costs                                           -                 -               291
Other Noninterest Expenses                                             426               422               445
---------------------------------------------------------------------------------------------------------------
        Total Noninterest Expenses                                   3,534             3,522             3,836

Income Before Taxes                                                 61,682            60,217            58,259
Income Taxes (Note 8)                                                    -                 -                 -
---------------------------------------------------------------------------------------------------------------
NET INCOME                                                          61,682            60,217            58,259
Preferred Stock Dividends                                              863               862               862
---------------------------------------------------------------------------------------------------------------
Net Income Available to Common Shareholders                      $  60,819         $  59,355         $  57,397
===============================================================================================================
Net Income Per Common Share
        Basic                                                    $ 608,189         $ 593,550         $ 573,970
        Diluted                                                  $ 608,189         $ 593,550         $ 573,970
===============================================================================================================

See accompanying notes to financial statements

WEBSTER PREFERRED CAPITAL  CORPORATION
STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars In Thousands, Except Per Share Data)


                                                                                Distributions      Accumulated
                                                                                 in Excess of         Other
                                            Preferred     Common     Paid-In     Accumulated      Comprehensive
                                              Stock        Stock      Capital      Earnings       Income (Loss)      Total
-----------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997                    $ 1,000       $   1      $ 745,957     $    (370)     $     64       $ 746,652
-----------------------------------------------------------------------------------------------------------------------------

Comprehensive Income:
Net Income for 1998                                 -           -              -        58,259             -          58,259
Net unrealized gains on Available
      for Sale Securities, net of
      reclassification adjustments                  -           -              -             -         1,052           1,052
                                                                                                              ---------------
Total Comprehensive Income                                                                                            59,311
                                                                                                              ---------------
Contributions by Webster Bank                       -           -        182,842             -             -         182,842
Dividends Declared:
      Common Stock ($582,250 per share)             -           -              -       (58,225)            -         (58,225)
      Preferred Stock Series B
      ($0.8625 per share)                           -           -              -          (862)            -            (862)
-----------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998                    $ 1,000       $   1      $ 928,799     $  (1,198)     $  1,116       $ 929,718
-----------------------------------------------------------------------------------------------------------------------------
Comprehensive Income:
Net Income for 1999                                 -           -              -        60,217             -          60,217
Net unrealized losses on Available
      for Sale Securities, net of
      reclassification adjustments                  -           -              -             -        (2,555)         (2,555)
                                                                                                              ---------------
Total Comprehensive Income                                                                                            57,662
                                                                                                              ---------------
Dividends Declared:
      Common Stock ($602,910 per share)             -           -              -       (60,291)            -         (60,291)
      Preferred Stock Series B
      ($0.8625 per share)                           -           -              -          (862)            -            (862)
-----------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999                    $ 1,000       $   1      $ 928,799     $  (2,134)     $ (1,439)      $ 926,227
-----------------------------------------------------------------------------------------------------------------------------

Comprehensive Income:
Net Income for 2000                                 -           -              -        61,682             -          61,682
Net unrealized gains on Available
      for Sale Securities, net of
      reclassification adjustments                  -           -              -             -         1,793           1,793
                                                                                                              ---------------
Total Comprehensive Income                                                                                            63,475
                                                                                                              ---------------

Dividends Declared:
      Common Stock ($615,050 per share)             -           -              -       (61,505)            -         (61,505)
      Preferred Stock Series B
      ($0.8625 per share)                           -           -              -          (863)            -            (863)
-----------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000                    $ 1,000       $   1      $ 928,799     $  (2,820)     $    354       $ 927,334
=============================================================================================================================

See accompanying notes to financial statements

WEBSTER PREFERRED CAPITAL CORPORATION
STATEMENTS OF CASH FLOWS
(Dollars In Thousands)

                                                                                  For the Year Ended
                                                                                     December 31,
                                                                  -----------------------------------------------
                                                                            2000            1999            1998
-----------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net Income                                                              $ 61,682        $ 60,217        $ 58,259
Adjustments to Reconcile Net Cash Provided by Operating
Activities:
      Provision for Loan Losses                                              190             480             300
      Accretion of Securities Discount                                       (32)            (36)         (1,493)
      Amortization of Deferred Loan Fees and Premiums                        855           1,157           1,467
      Gain on Sale of Securities                                             (94)              -            (261)
      Decrease (Increase) in Accrued Interest Receivable                     648             137            (897)
      Decrease in Prepaid Expenses and Other Assets                          338             339             466
      (Decrease) Increase in Accrued Liabilities                            (118)           (261)            334
-----------------------------------------------------------------------------------------------------------------
Net Cash Provided by Operating Activities                                 63,469          62,033          58,175
-----------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
Purchase of  Mortgage-Backed Securities                                  (34,193)              -         (51,682)
Principal Collected on Mortgage-Backed Securities                          7,444          20,096           7,233
Increase in Interest-Bearing Deposits                                    (97,500)              -               -
Proceeds from Sales of Mortgage-Backed Securities                         47,388               -          49,083
Purchase of Loans                                                        (31,415)       (194,929)       (389,123)
Principal Repayments of Loans, Net                                       107,504         163,656         203,356
-----------------------------------------------------------------------------------------------------------------
Net Cash Used by Investing Activities                                       (772)        (11,177)       (181,133)
-----------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
Dividends Paid on Common and Preferred Stock                             (62,368)        (61,153)        (59,087)
Contributions from Parent                                                      -               -         182,842
-----------------------------------------------------------------------------------------------------------------
Net Cash (Used) Provided by Financing Activities                         (62,368)        (61,153)        123,755
-----------------------------------------------------------------------------------------------------------------

Increase (Decrease) in Cash and Cash Equivalents                             329         (10,297)            797
Cash and Cash Equivalents at Beginning of Year                            16,667          26,964          26,167
-----------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Year                                $ 16,996        $ 16,667        $ 26,964
=================================================================================================================

SUPPLEMENTAL DISCLOSURES:
      Income Taxes Paid                                                 $      -        $     -         $     -
      Interest Paid                                                     $      -        $     -         $     -



SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITY:
        Loans Transferred to REO                                        $    362        $   525         $   203

See accompanying notes to financial statements

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


A) BUSINESS
         Webster Preferred Capital Corporation (the "Company") is a Connecticut corporation incorporated in March 1997 and a subsidiary of Webster Bank, which is a wholly-owned subsidiary of Webster Financial Corporation. The Company was organized to provide a cost-effective means of raising funds, including equity capital, on a consolidated basis for Webster Bank. The Company acquires, holds and manages real estate mortgage assets ("mortgage assets"). As of December 31, 2000, the mortgage assets owned by the Company consisted of whole loans secured by first mortgages or deeds of trusts on single family (one- to- four unit) residential real estate properties ("residential mortgage loans"), located primarily in Connecticut and mortgage-backed securities.

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

B) BASIS OF FINANCIAL STATEMENT PRESENTATION
The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amount of assets and liabilities, and disclosure of contingent assets and liabilities, as of the date of the financial statements and revenues and expenses for the periods presented. The actual results of the Company could differ from those estimates. A material estimate that is susceptible to near-term changes includes the allowance for loan losses.


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


D) OTHER REAL ESTATE OWNED
         Other real estate owned consists of properties acquired through foreclosure proceedings or acceptance of a deed in lieu of foreclosure. Other real estate owned is reported at the lower of fair value less estimated selling expenses or cost with an allowance for losses to provide for declines in value. Operating expenses are charged to current period earnings and gains and losses upon disposition are reflected in the statement of income when realized. As of December 31, 2000 and 1999, there was $288,000 and $60,000, respectively, in other real estate owned by the Company.

E) LOANS
         Loans are stated at the principal amounts outstanding. Interest on loans is credited to income as earned based on the rate applied to principal amounts outstanding. Interest which is more than 90 days past due is not accrued. Such interest ultimately collected, if any is credited to income in the period received. Loan origination fees, premiums and discounts on loans purchased are recognized in interest income over the lives of the loans using a method approximating the interest method.

         The Company's residential mortgage loans are exempt from the disclosure provisions of the Statement of Financial Accounting Standard ("SFAS") No.114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No.118, since the Company's loans are comprised of large groups of smaller balance loans which are collectively evaluated for impairment.

F) MORTGAGE-BACKED SECURITIES
         Mortgage-backed securities are U.S. government agency securities and are classified as Available for Sale. Available for Sale securities are carried at fair value with unrealized gains and losses recorded as adjustments to shareholders' equity. The adjustment to shareholders' equity is not tax-effected, as the Company is generally not subject to federal and state income tax. Management intends to hold these securities for indefinite periods of time as part of its asset/liability strategy and may sell the securities in response to changes in interest rates, changes in prepayment risk or other factors. One of the risks inherent when investing in mortgage-backed securities is the ability of such instruments to incur prepayments of principal prior to maturity. Because of prepayments, the weighted-average yield of these securities may also change, which could affect earnings. Realized gains and losses on the sales of securities are recorded using the specific identification method. Unrealized losses on securities are charged to earnings when the decline in fair value of a mortgage backed security is judged to be other than temporary.


G) NET INCOME PER COMMON SHARE
         Basic net income per common share is calculated by dividing net income available to common shareholders by the weighted-average number of shares of common stock outstanding. Diluted net income per common share is calculated by dividing adjusted net income by the weighted-average diluted common shares. The Company has no dilutive items. The weighted-average number of shares used in the computation of basic and diluted earnings per common share for the years ended December 31, 2000, 1999 and 1998 was 100.


H) STATEMENT OF CASH FLOWS
         For purposes of the Statement of Cash Flows, the Company defines cash on hand and in banks to be cash and cash equivalents.


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


J) COMPREHENSIVE INCOME
         The purpose for reporting comprehensive income is to report a measure of all changes in equity of an enterprise that result from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners. Comprehensive income includes net income and certain changes in equity from non-owner sources that are not recognized in the income statement (such as net unrealized gains and losses on securities available for sale). The Company has reported comprehensive income and its components for 2000, 1999 and 1998 in its Statements of Shareholders' Equity.

K) RECLASSIFICATION
         Certain financial statement balances as previously reported have been reclassified to conform to the 2000 Financial Statement Presentation.


NOTE 2: MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE


         The following table sets forth certain information regarding the mortgage-backed securities:


(In Thousands)                                                          Mortgage-Backed Securities
----------------------------------------------------------------------------------------------------------------------
                                                                 Book        Unrealized    Unrealized       Estimated
December 31, 2000                                               Value             Gains        Losses      Fair Value
----------------------------------------------------------------------------------------------------------------------
      Available for Sale Portfolio:                          $ 76,573             $ 686       $ (332)      $   76,927
======================================================================================================================


                                                                 Book        Unrealized   Unrealized       Estimated
December 31, 1999                                               Value             Gains       Losses      Fair Value
----------------------------------------------------------------------------------------------------------------------
      Available for Sale Portfolio:                          $ 97,086             $ 989     $ (2,428)        $ 95,647
======================================================================================================================


         There were sales of $47.4 million of mortgage-backed securities for the year ending December 31, 2000, resulting in a net gain of $94,000. There were no sales of mortgage-backed securities for the year ending December 31, 1999.


         All mortgage-backed securities have a contractual maturity of over 10 years. The weighted average yield at December 31, 2000 is 6.74%. Although the stated final maturities of these obligations are long-term, the weighted average life is much shorter due to scheduled repayments and prepayments. Gains and losses on the sales of securities are recorded using the specific identification method.

NOTE 3: RESIDENTIAL MORTGAGE LOANS, NET


A summary of the carrying amount and fair market value of residential mortgage loans, net follows:

                                                                             December 31,
                                                     --------------------------------------------------------------
                                                                  2000                           1999
                                                     ------------------------------- ------------------------------
                                                     Carrying Amount   Fair Market     Carrying       Fair Market
(In Thousands)                                                            Value         Amount          Value
-------------------------------------------------------------------------------------------------------------------
Fixed-Rate Loans:
       15 yr. Loans                                      $   102,348    $   101,621      $ 113,950       $ 112,123
       20 yr. Loans                                            5,107          5,083          5,322           5,229
       25 yr. Loans                                            2,899          2,870          2,758           2,679
       30 yr. Loans                                          223,438        223,528        227,977         223,603
-------------------------------------------------------------------------------------------------------------------

        Total Fixed-Rate Loans                               333,792        333,102        350,007         343,634
-------------------------------------------------------------------------------------------------------------------
Variable-Rate Loans:
       15 yr. Loans                                            4,700          4,737          6,108           6,059
       20 yr. Loans                                            7,505          7,632          7,839           7,927
       25 yr. Loans                                            6,214          6,263          6,759           6,624
       30 yr. Loans                                          418,461        421,724        476,647         472,336
-------------------------------------------------------------------------------------------------------------------

        Total Variable-Rate Loans                            436,880        440,356        497,353         492,946
-------------------------------------------------------------------------------------------------------------------

       Total Residential Mortgage Loans                    $ 770,672      $ 773,458      $ 847,360       $ 836,580

       Premiums and Deferred Fees on Loans, Net                3,235                         3,762
       Less: Allowance for Loan Losses                        (2,059)                       (1,912)
-------------------------------------------------------------------------------------------------------------------

        Residential Mortgage Loans, Net                    $ 771,848                     $ 849,210
===================================================================================================================


         As  of  December  31,  2000,   approximately  43.3%  of  the  Company's
residential mortgage loans are fixed-rate loans and approximately 56.7% are adjustable-rate loans.

         A detail of the change in the allowance for loan losses, for the periods indicated follows:



                                                                             For the Year Ended December 31,
                                                                       ---------------------------------------------
(In Thousands)                                                                  2000             1999          1998
--------------------------------------------------------------------------------------------------------------------
Balance at Beginning of Year                                                 $ 1,912       $    1,555    $    1,538
Provision Charged to Operations                                                  190              480           300
Charge-offs                                                                      (43)            (123)         (284)
Recoveries                                                                         -                -             1
--------------------------------------------------------------------------------------------------------------------
  Balance at End of Year                                                     $ 2,059       $    1,912    $   1 ,555
====================================================================================================================

NOTE 4: MANDATORILY REDEEMABLE PREFERRED STOCK


On December 24, 1997, the Company raised $40.0 million, less expenses, in a public offering of 40,000 shares of its Series A 7.375% cumulative redeemable preferred stock, liquidation preference $1,000 per share.

The Company is required to redeem all outstanding Series A Preferred Shares on January 15, 2001 at a redemption price of $1,000 per share, plus accrued and unpaid dividends. This redemption took place on January 16, 2001, due to a legal holiday on January 15, 2001.


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


During 2000 and 1999, there were no additional contributions of cash from Webster Bank to the Company.


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

NOTE 7: ADVISORY SERVICES


Advisory services are being provided pursuant to an agreement with Webster Bank to provide the Company with the following types of services: administer the day-to-day operations, monitor the credit quality of the real estate mortgage assets, advise with respect to the acquisition, management, financing, and disposition of real estate mortgage assets and provide the necessary executive administration, human resource, accounting and control, technical support, record keeping, copying, telephone, mailing and distribution, investment and funds management services. Webster Bank is entitled to receive an annual fee of $157,500 with respect to the advisory services provided to the Company.

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

To maintain REIT status, an entity must meet a number of organizational and operational requirements, including a requirement that it currently distributes to stockholders at least 90% of its "REIT taxable income" (not including capital gains and certain items of non-cash income). If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income tax at regular corporate rates.

NOTE 9: OTHER COMPREHENSIVE INCOME


The  following   table   summarizes   reclassification   adjustments  for  other
comprehensive income for the years ended December 31, 2000, 1999 and 1998 (there is no related tax effect):


                                                                     BEFORE AND
                                                                     NET-OF-TAX
  (In Thousands)                                                       AMOUNT
  -----------------------------------------------------------------------------
  Unrealized net gain on available for sale securities:
     Unrealized net holding gain arising during the period            $   1,887
     Less: Reclassification adjustment for gains
        realized during the period                                           94
  ------------------------------------------------------------------------------

      Other comprehensive income at December 31, 2000                 $   1,793
  ==============================================================================


  Unrealized net loss on available for sale securities:
     Unrealized holding losses arising during the period              $  (2,555)
     Less: Reclassification adjustment for gains
        realized during the period                                            -
  ------------------------------------------------------------------------------
      Other comprehensive loss at December 31, 1999                   $  (2,555)
  ==============================================================================


  Unrealized net gain on available for sale securities:
     Unrealized holding gains arising during the period               $  1,313
     Less: Reclassification adjustment for gains
        realized during the period                                         261
  ------------------------------------------------------------------------------
      Other comprehensive income at December 31, 1998                 $  1,052
  ==============================================================================

NOTE 10: SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)


2000
(In Thousands, Except Share Data)             First Quarter        Second Quarter      Third Quarter   Fourth Quarter
----------------------------------------- ------------------ --------------------- ------------------ ----------------
Net Interest Income                                $ 16,329              $ 16,283           $ 16,369         $ 16,331
Provision for Loan Losses                               110                    20                 30               30
Gain (Loss) on Sale of Securities                        96                    (2)                 -                -
Noninterest Expenses                                    883                   874                890              887
                                          ------------------ --------------------- ------------------ ----------------
NET INCOME                                           15,432                15,387             15,449           15,414
Preferred Dividends                                     216                   215                216              216
                                          ------------------ --------------------- ------------------ ----------------
Net Income Available to Common
       Shareholders                                $ 15,216              $ 15,172           $ 15,233         $ 15,198
                                          ================== ===================== ================== ================
Net Income Per Common Share
       Basic                                      $ 152,160             $ 151,720          $ 152,330        $ 151,979
                                          ================== ===================== ================== ================
       Diluted                                    $ 152,160             $ 151,720          $ 152,330        $ 151,979
                                          ================== ===================== ================== ================



1999
(In Thousands, Except Share Data)             First Quarter        Second Quarter      Third Quarter   Fourth Quarter
----------------------------------------- ------------------ --------------------- ------------------ ----------------
Net Interest Income                                $ 15,506              $ 16,200           $ 16,180         $ 16,333
Provision for Loan Losses                               120                   120                120              120
Gain on Sale of Securities                                -                     -                  -                -
Noninterest Expenses                                    876                   883                882              881
                                          ------------------ --------------------- ------------------ ----------------
NET INCOME                                           14,510                15,197             15,178           15,332
Preferred Dividends                                     216                   215                216              215
                                          ------------------ --------------------- ------------------ ----------------
Net Income Available to Common
       Shareholders                                $ 14,294              $ 14,982           $ 14,962         $ 15,117
                                          ================== ===================== ================== ================
Net Income Per Common Share
       Basic                                      $ 142,940             $ 149,820          $ 149,620        $ 151,170
                                          ================== ===================== ================== ================
       Diluted                                    $ 142,940             $ 149,820          $ 149,620        $ 151,170
                                          ================== ===================== ================== ================


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

         The persons who are current directors and executive officers of the Company are as follows:

NAME                             AGE                POSITION AND OFFICES HELD
----                             ---                -------------------------
Ross M. Strickland               51              President and Director

Harriet Munrett Wolfe            47              Director

Gregory S. Madar                 38              Vice President and Secretary

Peter J. Swiatek                 42              Treasurer and Director

John D. Benjamin                 53              Secretary


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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE


         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and officers and persons who own more than 10% of its Series A Preferred Stock or Series B Preferred Stock to file with the SEC initial reports of ownership of the Company's equity securities and to file subsequent reports when there are changes in such ownership. Based on a review of reports submitted to the Company, the Company believes that during the fiscal year ended December 31, 2000, all Section 16(a) filing requirements applicable to the Company's officers, directors and more than 10% owners were complied with on a timely basis.


ITEM 11.  EXECUTIVE COMPENSATION


         The Company currently has four officers, none of whom receive separate compensation as employees of the Company. The Company has retained an advisor to perform certain functions pursuant to an Advisory Service Agreement described below under "The Advisor." Each officer of the Company currently is also an officer of Webster Bank. The Company maintains corporate records and audited financial statements that are separate from those of Webster Bank and any of Webster Bank's affiliates.

         It is not currently anticipated that the officers, directors or employees of the Company will have any pecuniary interest in any Mortgage Asset to be acquired or disposed of by the Company or in any transaction in which the Company has an interest.

         The Company does not pay the directors of the Company fees for their services as directors. Although no direct compensation is paid by the Company, under the Advisory Services Agreement, the Company reimburses Webster Bank for its proportionate share of the salaries of such person for services rendered.

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

         The Advisory Agreement had an initial term of two years, and has been renewed for additional one-year periods. It will continue to be renewed until notice of nonrenewal is delivered by either party to the other party. The Advisory Agreement may be terminated by the Company at any time upon 90 days' prior written notice. The Advisor is entitled to receive an advisory fee equal to $157,500 per year beginning January 1, 2000 with respect to the advisory services provided by it to the Company, as per the amended agreement adopted on December 16, 1999. The fee may be revised to reflect changes in the actual costs incurred by the Advisor in providing services.

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


DEPENDENCE UPON WEBSTER BANK AS ADVISOR AND SERVICER


         The Company is dependent on the diligence and skill of the officers and employees of Webster Bank as its Advisor for the selection, structuring and monitoring of the Company's mortgage assets. In addition, the Company is dependent upon the expertise of Webster Bank as its Servicer for the servicing of the Mortgage Loans. The personnel deemed most essential to the Company's operations are Webster Bank's loan servicing and administration personnel, and the staff of its finance department. The loan servicing and administration personnel advises the Company in the selection of Mortgage Assets, and provide loan-servicing oversight. The finance department assists in the administrative operations of the Company. The Advisor may subcontract all or a portion of its obligations under the Advisory Agreement to one or more affiliates, and under certain conditions to non-affiliates, involved in the business of managing Mortgage Assets. The Advisor may assign its rights or obligations under the Advisory Agreement, and the Servicer may assign its rights and obligations under the Servicing Agreement, to any affiliate of the Company involved in the business of managing real estate mortgage assets. Under the Advisory Agreement, the Advisor may subcontract its obligations to unrelated third parties with the approval of the Board of Directors of the Company. In the event the Advisor or the Servicer subcontracts or assigns its rights or obligations in such a manner, the Company will be dependent upon the subcontractor or affiliate to provide services. Although Webster Bank has indicated to the Company that it has no plans in this regard, if Webster Bank were to subcontract all of its loan servicing to an outside third party, it also would do so with respect to Mortgage Assets under the Servicing Agreement. Under such circumstances, there may be additional risks as to the costs of such services and the ability to identify a subcontractor suitable to the Company. The Servicer does not believe it would subcontract those duties unless it could not perform such duties efficiently and economically itself.

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)  The following financial statements are filed as a part of this Report:

        Statements of Condition at December 31, 2000 and 1999

        Statements of Income for years ended December 31, 2000, 1999 and 1998

        Statements of Shareholders' Equity for years ended December 31, 2000, 1999 and 1998

        Statements  of Cash Flows for years ended  December 31, 2000,  1999 and
        1998

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


     10.1 Mortgage Assignment Agreement, made as of March 17, 1997, by and between Webster Bank and the Company (incorporated herein by reference from Exhibit 10.1 to the Company's Registration Statement on Form S-11 (File No. 333-38685) filed with the Securities and Exchange Commission (the "SEC") on October 24,
                  1997).

     10.2 Master Service Agreement dated March 17, 1997, between Webster Bank and the Company (incorporated herein by reference from Exhibit 10.2 to the Company's Registration Statement on Form S-11 (File No. 333-38685) filed with the SEC on October 24,
                  1997).

     10.3 Advisory Service Agreement, made as of October 20, 1997, by and between Webster Bank and the Company (incorporated herein by reference from Exhibit 10.3 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

     21 Subsidiaries of the Company .(incorporated herein by reference from Exhibit 21 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

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

                                WEBSTER PREFERRED CAPITAL CORPORATION
                                              Registrant

                                BY:   /s/ Ross M. Strickland
                                      ------------------------------------------
                                      Ross M. Strickland, President and Director


                                      Date: March   , 2001


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March , 2001.


By: /s/ Ross M. Strickland
    -----------------------------------------
    Ross M. Strickland President and Director
    (Principal Executive Officer)


By: /s/ Peter J. Swiatek
    -----------------------------------------
    Peter J. Swiatek, Treasurer and Director
    (Principal Financial Officer and Principal
    Accounting Officer)


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


     10.1 Mortgage Assignment Agreement, made as of March 17, 1997, by and between Webster Bank and the Company (incorporated herein by reference from Exhibit 10.1 to the Company's Registration Statement on Form S-11 (File No. 333-38685) filed with the Securities and Exchange Commission (the "SEC") on October 24,
                  1997).

     10.2 Master Service Agreement dated March 17, 1997, between Webster Bank and the Company (incorporated herein by reference from Exhibit 10.2 to the Company's Registration Statement on Form S-11 (File No. 333-38685) filed with the SEC on October 24,
                  1997).

     10.3 Advisory Service Agreement, made as of October 20, 1997, by and between Webster Bank and the Company (incorporated herein by reference from Exhibit 10.3 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

     21 Subsidiaries of the Company .(incorporated herein by reference from Exhibit 21 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).