Form 10-Q
period 2001-03-31
WEBSTER PREFERRED CAPITAL CORP
filed 2001-05-14
CIK 1047865

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the quarter ended March 31, 2001

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

WEBSTER PREFERRED CAPITAL CORPORATION


                                      INDEX



                                                                                                               PAGE
                                                                                                               ----
PART I - FINANCIAL INFORMATION (UNAUDITED)


Statements of Condition at March 31, 2001 and December 31, 2000..............................................    3

Statements of Income for the Three Months Ended March 31, 2001 and March 31, 2000 ...........................    4

Statements of Cash Flows for the Three Months Ended March 31, 2001 and March 31, 2000........................    5

Notes to Financial Statements................................................................................    6

Management's Discussion and Analysis of Financial Statements.................................................    9

Quantitative and Qualitative Disclosures About Market Risk...................................................   12

Forward Looking Statements...................................................................................   13

PART II - OTHER INFORMATION..................................................................................   14

SIGNATURES...................................................................................................   15


WEBSTER PREFERRED CAPITAL CORPORATION
STATEMENTS OF CONDITION



                                                                              (UNAUDITED)         (AUDITED)
(Dollars in Thousands, Except Share Data)                                    March 31, 2001   December 31, 2000
---------------------------------------------------------------------------------------------------------------
ASSETS

Cash                                                                            $   1,479          $  16,996
Interest-Bearing Deposits                                                          70,350             97,500
Mortgage-Backed Securities Available for Sale, at Fair Value (Note 2)              76,373             76,927
Residential Mortgage Loans, Net (Note 3)                                          738,842            771,848
Accrued Interest Receivable                                                         4,354              4,637
Other Real Estate Owned                                                                83                288
Prepaid Expenses and Other Assets                                                   1,533                  2
---------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                    $ 893,014          $ 968,198
===============================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY

Accrued Dividends Payable                                                       $     180          $     794

Accrued Expenses and Other Liabilities                                                 62                 70
---------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                     242                864
---------------------------------------------------------------------------------------------------------------

MANDATORILY REDEEMABLE PREFERRED STOCK (NOTE 4)

Series  A 7.375% Cumulative Redeemable Preferred Stock,
        Liquidation preference $1,000 per share; par value $1.00 per share; 40,000 shares authorized, issued and outstanding at
        December 31, 2000                                                              --             40,000

SHAREHOLDERS' EQUITY

Series B 8.625% Cumulative Redeemable Preferred Stock,
        Liquidation preference $10 per share; par value $1.00 per share;
        1,000,000 shares authorized, issued and outstanding                         1,000              1,000
Common Stock, par value $.01 per share:
        Authorized - 1,000 shares
        Issued and Outstanding - 100 shares                                             1                  1
        Paid-in Capital                                                           928,799            928,799
Distributions in Excess of Accumulated Earnings                                   (38,236)            (2,820)

Accumulated Other Comprehensive Income                                              1,208                354
---------------------------------------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                                                        892,772            927,334
---------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                      $ 893,014          $ 968,198
===============================================================================================================



See accompanying notes to financial statements

WEBSTER PREFERRED CAPITAL CORPORATION
STATEMENTS OF INCOME (UNAUDITED)



                                                                       Three Months Ended March 31,
(Dollars In Thousands, Except Share Data)                                    2001       2000
---------------------------------------------------------------------------------------------------
Interest Income:
Loans                                                                    $  13,191   $  14,316
Securities                                                                   1,820       2,013
---------------------------------------------------------------------------------------------------
        Total Interest Income                                               15,011      16,329
Provision for Loan Losses (Note 3)                                              30         110
---------------------------------------------------------------------------------------------------
Interest Income After Provision for Loan Losses                             14,981      16,219

Noninterest Income:
Gain on Sale of Mortgage Backed Securities                                      --          96

Noninterest Expenses:
Advisory Fee Expense Paid to Parent                                             39          39
Dividends on Mandatorily Redeemable Preferred Stock                            123         737
Other Noninterest Expenses                                                      19         107
---------------------------------------------------------------------------------------------------
        Total Noninterest Expenses                                             181         883

Income Before Taxes                                                         14,800      15,432
Income Taxes                                                                    --          --
---------------------------------------------------------------------------------------------------
Net Income                                                                  14,800      15,432
Preferred Stock Dividends                                                      216         216
---------------------------------------------------------------------------------------------------

Net Income Available to Common Shareholder                               $  14,584   $  15,216
===================================================================================================

Net Income Per Common Share:
               Basic                                                     $ 145,837   $ 152,160
               Diluted                                                   $ 145,837   $ 152,160

---------------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

                                                                       Three Months Ended March 31,
---------------------------------------------------------------------------------------------------
(In thousands)                                                                2001       2000
---------------------------------------------------------------------------------------------------

Net Income                                                               $  14,800   $  15,432

Other comprehensive income, net of tax:
   Unrealized net holding gain (loss) on securities available for sale
   arising during the period                                                   854        (702)

   Reclassification adjustment for net gain included in
   net income                                                                   --         (96)



---------------------------------------------------------------------------------------------------
Other comprehensive income                                                     854        (798)
---------------------------------------------------------------------------------------------------
Comprehensive income                                                     $  15,654   $  14,634
===================================================================================================



See accompanying notes to financial statements

WEBSTER PREFERRED CAPITAL CORPORATION
STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                              Three Months Ended March 31,
(Dollars In Thousands)                                                             2001          2000
----------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net Income                                                                       $ 14,800      $ 15,432
Adjustments to Reconcile Net Cash Provided by Operating Activities:
         Provision for Loan Losses                                                     30           110
         Amortization on Mortgage Premiums                                             50            50
         Accretion of Securities Discount                                             (26)           (5)
         Amortization of Deferred Loan Fees and Premiums                              169           141
         Gain on Sale of Securities                                                    --           (96)
         Decrease in Accrued Interest Receivable                                      283            92
         (Decrease) Increase in Accrued Liabilities                                  (622)          634
         (Increase) Decrease in Prepaid Expenses and Other Assets                  (1,531)           84
----------------------------------------------------------------------------------------------------------
Net Cash  Provided by Operating Activities                                         13,152        16,442
----------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
Principal Collected on Mortgage-backed Securities                                   1,434         3,755
Decrease in Interest-bearing Deposits                                              27,150            --
Proceeds from sales of REO                                                            301             2
Principal Repayments of Loans, Net                                                 32,661        21,758
----------------------------------------------------------------------------------------------------------
Net Cash Provided by Investing Activities                                          61,547        25,515
----------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
Redemption of Series A Preferred Stock                                            (40,000)           --
Dividends Paid on Common and Preferred Stock                                      (50,216)         (953)
----------------------------------------------------------------------------------------------------------
Net Cash Used by Financing Activities                                             (90,216)         (953)
----------------------------------------------------------------------------------------------------------
(Decrease) Increase in Cash and Cash Equivalents                                  (15,517)       41,004

Cash and Cash Equivalents at Beginning of Period                                   16,996        16,667
----------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period                                       $  1,479      $ 57,671
==========================================================================================================

SUPPLEMENTAL DISCLOSURES:
       Income Taxes Paid                                                         $     --      $     --
       Interest Paid                                                             $     --      $     --
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITY:
       Sale of  Mortgage-backed  securities  recorded  as  Trade  Date
       sale, cash settlement date April 1, 2000                                  $     --      $ 48,351

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITY:
       Transfer of Residential Mortgage Loans to Other Real Estate
          Owned                                                                  $     96      $     25
---------------------------------------------------------------------------------------------------------------


See accompanying notes to financial statements

WEBSTER PREFERRED CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 1: BASIS OF PRESENTATION


The accompanying financial statements include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All adjustments were of a normal recurring nature. The results of operations for the three month period ended March 31, 2001 are not necessarily indicative of the results which may be expected for the year as a whole. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Webster Preferred Capital Corporation 2000 Annual Report to shareholders. The Company has no subsidiaries. The Company has no changes in or disagreements with its outside accountants on accounting and financial disclosures.


NOTE 2: MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE, AT FAIR VALUE


The following table sets forth certain information regarding the mortgage-backed securities:


(In Thousands)                            Mortgage-Backed Securities
--------------------------------------------------------------------------------
                                 Recorded   Unrealized   Unrealized   Estimated
March 31, 2001                      Value        Gains       Losses  Fair Value
--------------------------------------------------------------------------------
  Available for Sale Portfolio   $ 75,165     $  1,208       $   --    $ 76,373
================================================================================


                                 Recorded   Unrealized   Unrealized   Estimated
December 31, 2001                   Value        Gains       Losses  Fair Value
--------------------------------------------------------------------------------
  Available for Sale Portfolio   $ 76,573     $    686       $ (332)   $ 76,927
================================================================================

All mortgage-backed securities have an original contractual maturity of over 10 years. The weighted average yield at March 31, 2001 is 6.35%. Although the stated final maturity of these obligations are long-term, the weighted average life is much shorter due to scheduled repayments and prepayments. Gains and losses on the sales of securities are recorded using the specific identification method.

There were no sales of mortgage-backed securities in the first quarter 2001. In the first quarter 2000, there was a mortgage-backed security sold, resulting in a gain of $96,000, which was made to an unaffiliated third party.

WEBSTER PREFERRED CAPITAL CORPORATION

--------------------------------------------------------------------------------

NOTE 3:  RESIDENTIAL  MORTGAGE LOANS, NET

A summary of the Company's residential mortgage loans, net, follows:

                                                     March 31,      December 31,
                                                       2001             2000
--------------------------------------------------------------------------------
                                                     Carrying         Carrying
(In Thousands)                                        Amount           Amount
--------------------------------------------------------------------------------
Fixed-Rate Loans:
       15 yr. Loans                                 $  97,743        $ 102,348
       20 yr. Loans                                     5,187            5,107
       25 yr. Loans                                     2,861            2,899
       30 yr. Loans                                   218,225          223,438
--------------------------------------------------------------------------------

        Total Fixed-Rate Loans                        324,016          333,792
--------------------------------------------------------------------------------
Variable-Rate Loans:
       15 yr. Loans                                     4,124            4,700
       20 yr. Loans                                     7,128            7,505
       25 yr. Loans                                     5,835            6,214
       30 yr. Loans                                   396,802          418,461
--------------------------------------------------------------------------------

        Total Variable-Rate Loans                     413,889          436,880
--------------------------------------------------------------------------------

       Total Residential Mortgage Loans             $ 737,905        $ 770,672

       Premiums and Deferred Fees on Loans, Net         3,016            3,235
       Less: Allowance for Loan Losses                 (2,079)          (2,059)
--------------------------------------------------------------------------------
       Residential Mortgage Loans, Net              $ 738,842        $ 771,848
================================================================================


As of March 31, 2001 approximately 43.9% of the Company's residential mortgage loans were fixed-rate loans and approximately 56.1% were adjustable-rate loans.

A detail of the change in the allowance for loan losses, for the periods indicated follows:

                                     Three Months Ended  For the Year Ended
(In Thousands)                         March 31, 2001    December 31, 2000
--------------------------------------------------------------------------------
Balance at Beginning of Period            $ 2,059             $ 1,912
Provision Charged to Operations                30                 190
Charge-offs                                   (10)                (43)
Recoveries                                     --                  --
--------------------------------------------------------------------------------
Balance at End of Period                  $ 2,079             $ 2,059
================================================================================

WEBSTER PREFERRED CAPITAL CORPORATION

--------------------------------------------------------------------------------

NOTE 4:  SERVICING

The mortgage loans owned by the Company are serviced by Webster Bank pursuant to the terms of a servicing agreement. Webster Bank in its role as servicer under the terms of the servicing agreement is herein referred to as the "Servicer." The Servicer receives fees at an annual rate of (i) 8 basis points for fixed-rate loan servicing and collection, (ii) 8 basis points for variable-rate loan servicing and collection and (iii) 5 basis points for all other services to be provided, as needed, in each case based on the daily outstanding balances of all the Company's loans for which the Servicer is responsible. The Company estimates that the fees paid to Webster Bank for servicing approximate fees that would be paid if the Company operated as an unaffiliated entity.

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

NOTE 5: MANDATORILY REDEEMABLE PREFERRED STOCK

The Company redeemed all outstanding Series A Preferred Shares on January 15, 2001 as required, at a redemption price of $1,000 per share, plus accrued and unpaid dividends.

WEBSTER PREFERRED CAPITAL CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

GENERAL
-------

The Company is a subsidiary of Webster Bank and was incorporated in March 1997 to provide a cost-effective means of raising funds, including capital, on a consolidated basis for Webster Bank. Total assets at March 31, 2001 and December 31, 2000 were $893.0 million and $968.2 million, respectively, consisting primarily of residential mortgage loans and mortgage-backed securities.

The Company has elected to be treated as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986 (the "Code"), and will generally not be subject to federal income tax for as long as it maintains its qualification as a REIT, requiring among other things, that it currently distribute to stockholders at least 90% of its "REIT taxable income" (not including capital gains and certain items of noncash income). Webster Bank will also benefit significantly from state tax treatment of dividends paid by the Company as a result of its qualification as a REIT. The following discussion of the Company's financial condition and results of operations should be read in conjunction with the Company's financial statements and other financial data included elsewhere herein.

CHANGES IN FINANCIAL CONDITION
------------------------------

Total assets were $893.0 million at March 31, 2001, a decrease of $75.2 million from $968.2 million at December 31, 2000. The decrease in total assets is primarily attributable to the $40.0 million redemption of the Series A Preferred Stock and the $50.0 million payment of a common stock dividend to Webster Bank, offset by net income of $14.8 million. Shareholders' equity was $892.8 million at March 31, 2001 and $927.3 million at December 31, 2000.

ASSET QUALITY
-------------

The Company maintains high asset quality by acquiring residential real estate loans that have been conservatively underwritten, aggressively managing nonaccrual assets and maintaining adequate reserve coverage. At March 31, 2001, residential real estate loans comprised the entire loan portfolio. The Company also invests in highly rated mortgage-backed securities.

The aggregate amount of nonaccrual assets was $569,000 at March 31, 2001. The following table details the Company's nonaccrual assets at March 31, 2001 and December 31, 2000:

                                                   March 31,    December 31,
(In Thousands)                                       2001          2000
--------------------------------------------------------------------------------
Loans Accounted for on a Nonaccrual Basis:
        Residential Fixed-Rate Loans                 $ 65          $231
        Residential Variable-Rate Loans               421           186
OREO Properties                                        83           288
--------------------------------------------------------------------------------
              Total Nonaccrual Assets                $569          $705
================================================================================


At March 31, 2001 and December 31, 2000, the allowance for loan losses was approximately $2.1 million and $2.1 million, respectively or 365% and 292% of nonaccrual assets, respectively. Management believes that the allowance for loan losses is adequate to cover expected losses in the portfolio.

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

The Series A Preferred Stock, which was redeemed on January 15, 2001, was payable at the rate of 7.375% per annum (an amount equal to $73.75 per annum per share). Dividends on the Series B Preferred Stock are payable at the rate of 8.625% per annum (an amount equal to $.8625 per annum per share), in all cases if, when and as declared by the Board of Directors of the Company. Dividends on the preferred shares are cumulative and, if declared, payable on January 15, April 15, July 15 and October 15 in each year. The Company periodically makes dividend payments on its common stock in accordance with Company by-laws. Common stock dividends are paid to comply with REIT qualification rules. REIT qualification rules require that 90% of net taxable income for the year be distributed to shareholders. In January 2001, the Company declared and paid a $50 million dividend to its common shareholder, after the declaration of all required preferred stock dividends by the Board of Directors of the Company.

ASSET/LIABILITY MANAGEMENT
--------------------------

The goal of the Company's asset/liability management policy is to manage interest-rate risk so as to maximize net interest income over time in changing interest-rate environments while maintaining acceptable levels of market risk. The Company prepares estimates of the level of prepayments and the effect of such prepayments on the level of future earnings due to reinvestment of funds at rates different than those that currently exist. The Company is unable to predict future fluctuations in interest rates. The market values of certain of the Company's financial assets are sensitive to fluctuations in market interest rates. The market values of fixed-rate loans and mortgage-backed securities tend to decline in value as interest rates rise. If interest rates decrease, the market value of loans and mortgage-backed securities generally will tend to increase with the level of prepayments also normally increasing. The interest income earned on the Company's variable-rate interest-sensitive instruments, which represent primarily variable-rate mortgage loans, may change due to changes in quoted interest-rate indices. The variable-rate mortgage loans generally reprice based on a stated margin over U.S. Treasury Securities indices of varying maturities, the terms of which are established at the time that the loan is closed. At March 31, 2001, 56.7% of the Company's residential mortgage loans were variable-rate loans.

WEBSTER PREFERRED CAPITAL CORPORATION

--------------------------------------------------------------------------------

RESULTS OF OPERATIONS

For the three months ended March 31, 2001 and 2000, the Company reported net income of $14.8 million and $15.4 million, respectively, or $145,837 and $152,160, respectively, per common share on a diluted basis.

Total interest income for the three months ended March 31, 2001 and 2000 amounted to $15.0 million and $16.3 million, respectively, net of servicing fees. The following table shows the major categories of average interest-earning assets, their respective interest income and the rates earned by the Company:


                                          Three Months Ended March 31, 2001   Three Months Ended March 31, 2000
                                          Average     Interest     Average      Average     Interest  Average
(In Thousands)                            Balance      Income       Yield       Balance      Income    Yield
---------------------------------------------------------------------------------------------------------------
Mortgage Loans                          $  764,765   $  13,191      6.90%      $ 842,709    $ 14,316    6.80%
Mortgage-Backed Securities                  76,833       1,219      6.35%         94,424       1,611    6.82%
Interest Bearing Deposits                   46,273         601      5.20%         29,240         402    5.50%
---------------------------------------------------------------------------------------------------------------
     Total                              $  887,871   $  15,011      6.76%      $ 966,373    $ 16,329    6.76%
===============================================================================================================


The provision for loan losses for the three months ended March 31, 2001 and March 31, 2000 was $30,000 and $110,000 respectively. The decrease in the provision for loan losses reflects the decrease in the total residential mortgage loan portfolio.

There were no sales of mortgage-backed securities for the three months ended March 31, 2001. Gains on the sale of mortgage-backed securities for the three months ended March 31, 2000 were $96,000, which were sold to unaffiliated third parties.

Noninterest expenses for the three months ended March 31, 2001 and 2000 amounted to $181,000 and $883,000, respectively, and included advisory fees and dividends on Series A Preferred Stock. The Series A redemption on January 15, 2001 reduced noninterest expenses by $615,000 for the period ended March 31, 2001. No significant income tax expense was recorded for either three month periods ended March 31, 2001 and 2000.


RECENT FINANCIAL ACCOUNTING STANDARDS
-------------------------------------

In September 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", a replacement of SFAS No. 125. SFAS No. 140 addresses implementation issues that were identified in applying SFAS No. 125. This statement revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of the provisions of SFAS No. 125 without reconsideration. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. SFAS No. 140 is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. This statement is to be applied prospectively with certain exceptions. Other than those exceptions, earlier or retroactive application is not permitted. The adoption of SFAS No. 140 has no impact on the Company's books.

WEBSTER PREFERRED CAPITAL CORPORATION

--------------------------------------------------------------------------------

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts, (collectively referred to as derivatives) and for hedging activities. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. Under this statement, an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk. SFAS No. 133, as amended by SFAS No. 137, is now effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Upon adoption, hedging relationships must be designated anew and documented pursuant to the provisions of this statement. Early adoption is permitted; however, retroactive application is prohibited. This SFAS has not impacted the Company since the Company does not engage in hedging activities or utilize derivative instruments.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
----------------------------------------------------------

The following table summarizes the estimated market value of the Company's interest-sensitive assets and interest-sensitive liabilities at March 31, 2001 and 2000 and the projected change to market values if interest rates instantaneously increase or decrease by 100 basis points.


                                                                                        Estimated Market Value Impact
                                                                                --------------------------------------
(In Thousands)                                  Book Value        Market Value         -100 BP             +100 BP
----------------------------------------------------------------------------------------------------------------------

AT MARCH 31, 2001
Interest Sensitive Assets:
      Mortgage-Backed Securities                 $ 75,165           $ 76,373           $  1,474           $ (1,968)
      Variable-Rate Residential Loans             413,889            415,092              5,531             (6,526)
      Fixed-Rate Residential Loans                324,016            333,304              9,389            (12,602)
----------------------------------------------------------------------------------------------------------------------
Total Net Assets                                 $813,070           $824,769           $ 16,394           $(21,096)
======================================================================================================================

----------------------------------------------------------------------------------------------------------------------
AT DECEMBER 31, 2000
Interest Sensitive Assets:
      Mortgage-Backed Securities                 $ 76,573           $ 76,927           $  3,156           $ (2,309)
      Variable-Rate Residential Loans             436,880            440,356              2,779            (10,848)
      Fixed-Rate Residential Loans                333,792            333,102              8,155             (9,534)
----------------------------------------------------------------------------------------------------------------------
Total Assets                                     $847,245           $850,385           $ 14,090           $(22,691)
Interest-Sensitive Liabilities:
      Series A Preferred Stock                     40,000             40,000              2,297             (2,961)
----------------------------------------------------------------------------------------------------------------------
Total Net Assets                                 $807,245           $810,385           $ 11,793           $(19,730)
======================================================================================================================


WEBSTER PREFERRED CAPITAL CORPORATION

--------------------------------------------------------------------------------

Interest-sensitive assets, net of interest-sensitive liabilities, when impacted by an instantaneous 100 basis point rate decrease results in a projected increase in net market value of $16.4 million at March 31, 2001 compared to a projected increase in net market value of $11.8 million at December 31, 2000. These changes in net market value represent 1.99% of interest-sensitive assets at March 31, 2001 and 1.39% of interest-sensitive assets at December 31, 2000. Interest-sensitive assets, net of interest- sensitive liabilities, when impacted by an instantaneous 100 basis point rate increase results in a projected decrease in net market value of $21.1 million at March 31, 2001 compared to a projected decrease in net market value of $19.7 million at December 31, 2000. These changes in net market value represent 2.56% of interest-sensitive assets at March 31, 2001 and 2.32% of interest-sensitive assets at December 31, 2000. Changes in the projected net market value due to an instantaneous 100 basis point rate increase or decrease when comparing such amounts at March 31, 2001 and December 31, 2000 are a result of changes in outstanding balances of the assets, an overall decline in market interest rates and the redemption of Series A Preferred Stock in 2001.

Based on the Company's asset/liability mix at March 31, 2001, simulation analyses project that an instantaneous 100 basis point increase in interest rates would decrease net interest income over the next twelve months by approximately 2.3%. An instantaneous 100 basis point decrease in interest rates would increase net interest income by approximately 2.3%.

In particular, the Company's interest rate sensitive assets are subject to prepayment risk. Prepayment risk is inherently difficult to estimate and is dependent upon a number of economic, financial and behavioral variables. The Company uses a sophisticated mortgage prepayment modeling system to estimate prepayments and the corresponding impact on market value and net interest income. The model uses information that includes the instrument type, coupon spread, loan age and other factors in its projections.

These assumptions are inherently uncertain and, as a result, the simulation analyses cannot precisely estimate the impact that higher or lower rate environments will have on net interest income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes, changes in cash flow patterns and market conditions, as well as changes in management's strategies. Management believes that the Company's interest-rate risk position at March 31, 2001, represents a reasonable level of risk.

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

WEBSTER PREFERRED FINANCIAL CORPORATION

PART II - OTHER INFORMATION
--------------------------------------------------------------------------------

Item 6:  Exhibits and Reports on Form 8-K

(a) Exhibits
         Not applicable.

(b) No reports on Form 8-K were filed during the quarter ended March 31, 2001.

                                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                           WEBSTER PREFERRED CAPITAL CORPORATION
                                                      Registrant

                                           BY: /s/ Peter J. Swiatek
                                               ---------------------------------
                                               Peter J. Swiatek,
                                               Senior Vice President & Treasurer
                                               Principal Financial Officer
                                               Principal Accounting Officer


                                           Date: May    , 2001