Form 10-Q
period 2001-06-30
WEBSTER PREFERRED CAPITAL CORP
filed 2001-08-08
CIK 1047865

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the quarter ended June 30, 2001

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

WEBSTER PREFERRED CAPITAL CORPORATION



                                      INDEX



                                                                                                                PAGE
                                                                                                                ----

PART I - FINANCIAL INFORMATION


Statements of Condition at June 30, 2001 and December 31, 2000...............................................    3

Statements of Income for the Three and Six Months Ended June 30, 2001 and June 30, 2000 .....................    4

Consolidated Statements of Comprehensive Income for the Three and Six Months
Ended June 30, 2001 and June 30, 2000........................................................................    4

Statements of Cash Flows for the Six Months Ended June 30, 2001 and June 30, 2000............................    5

Notes to the Financial Statements............................................................................    6

Management's Discussion and Analysis of Financial Statements.................................................    9

Quantitative and Qualitative Disclosures About Market Risk...................................................   12

Forward Looking Statements...................................................................................   13

PART II - OTHER INFORMATION..................................................................................   14

SIGNATURES...................................................................................................   15

                                       2

WEBSTER PREFERRED CAPITAL CORPORATION
STATEMENTS OF CONDITION


                                                                                    (UNAUDITED)       (AUDITED)
(Dollars in Thousands, Except Share Data)                                           June 30, 2001  December 31, 2000
------------------------------------------------------------------------------------------------------------------------
ASSETS

Cash                                                                                $  17,987            $   16,996
Interest-Bearing Deposits                                                             114,070                97,500
Mortgage-Backed Securities Available for Sale, at Fair Value (Note 2)                  70,729                76,927
Residential Mortgage Loans, Net (Note 3)                                              698,331               771,848
Accrued Interest Receivable                                                             4,110                 4,637
Other Real Estate Owned                                                                    83                   288
Prepaid Expenses and Other Assets                                                       1,478                     2
------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                        $ 906,788            $  968,198
========================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY

Accrued Dividends Payable                                                           $     186            $      794
Accrued Expenses and Other Liabilities                                                     74                    70
------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                         260                   864
------------------------------------------------------------------------------------------------------------------------
MANDATORILY REDEEMABLE PREFERRED STOCK (NOTE 5)

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

SHAREHOLDERS' EQUITY

Series  B 8.625% Cumulative Redeemable Preferred Stock, Liquidation preference
        $10 per share; par value $1.00 per share;
        1,000,000 shares authorized, issued and outstanding                             1,000                 1,000
Common Stock, par value $.01 per share:
        Authorized - 1,000 shares
        Issued and Outstanding - 100 shares                                                 1                     1
        Paid-in Capital                                                               928,799               928,799
Distributions in Excess of Accumulated Earnings                                       (23,993)               (2,820)
Accumulated Other Comprehensive Income                                                    721                   354
------------------------------------------------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                                                            906,528               927,334
------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                          $ 906,788            $  968,198
========================================================================================================================

See accompanying notes to financial statements

WEBSTER PREFERRED CAPITAL CORPORATION
STATEMENTS OF INCOME (UNAUDITED)


                                                              Three  Months  Ended June 30,    Six Months Ended June 30,
(Dollars In Thousands, Except Share Data)
                                                                    2001           2000            2001           2000
-----------------------------------------------------------------------------------------------------------------------
Interest Income:
Loans                                                           $ 12,397       $ 14,330        $ 25,588       $ 28,646
Securities                                                         2,171          1,953           3,991          3,966
-----------------------------------------------------------------------------------------------------------------------
        Total Interest Income                                     14,568         16,283          29,579         32,612
Provision for Loan Losses (Note 3)                                    30             20              60            130
-----------------------------------------------------------------------------------------------------------------------
Interest Income After Provision for Loan Losses                   14,538         16,263          29,519         32,482

Noninterest Income:
(Loss) Gain on Sale of Mortgage Backed Securities                     --             (2)             --             94

Noninterest Expenses:
Advisory Fee Expense Paid to Parent                                   40             40              79             79
Dividends on Mandatorily Redeemable Preferred Stock                    -            738             123          1,475
Other Noninterest Expenses                                            41             96              60            203
-----------------------------------------------------------------------------------------------------------------------
        Total Noninterest Expenses                                    81            874             262          1,757
-----------------------------------------------------------------------------------------------------------------------
Income Before Taxes                                               14,457         15,387          29,257         30,819
Income Taxes                                                           -              -               -              -
-----------------------------------------------------------------------------------------------------------------------
NET INCOME                                                        14,457         15,387          29,257         30,819
Preferred Stock Dividends                                            215            215             431            431
-----------------------------------------------------------------------------------------------------------------------

Net Income Available to Common Shareholder                      $ 14,242       $ 15,172        $ 28,826       $ 30,388
=======================================================================================================================

Net Income Per Common Share:
          Basic                                                 $142,420      $ 151,720        $288,260       $303,880
          Diluted                                               $142,420      $ 151,720        $288,260       $303,880

-----------------------------------------------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)


                                                          Three Months Ended June 30,     Six Months Ended June 30,
-----------------------------------------------------------------------------------------------------------------------
(In thousands)                                                      2001           2000            2001           2000
-----------------------------------------------------------------------------------------------------------------------

Net Income                                                      $ 14,457       $ 15,387        $ 29,257       $ 30,819

Other comprehensive income, net of tax:
  Unrealized net holding (loss) gain on
  securities available for sale arising
  during the period                                                 (486)            (4)            367           (706)

   Reclassification adjustment for net loss (gain)
   included in net income                                             --              2              --            (94)

------------------------------------------------------------------------------------------------------------------------
Other comprehensive (loss) income
                                                                    (486)            (2)            367           (800)
------------------------------------------------------------------------------------------------------------------------
Comprehensive income                                            $ 13,971       $ 15,385        $ 29,624       $ 30,019
========================================================================================================================

See accompanying notes to financial statements

WEBSTER PREFERRED CAPITAL CORPORATION
STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                      Six Months Ended June 30,
(Dollars In Thousands)                                                                2001                  2000
-----------------------------------------------------------------------------------------------------------------------
Operating Activities:
Net Income                                                                        $29,257                $ 30,819
Adjustments to Reconcile Net Cash Provided by Operating Activities:
         Provision for Loan Losses                                                     60                     130
         Amortization of Mortgage Premiums                                            100                     100
         Accretion of Securities Discount                                            (134)                    (11)
         Amortization of Deferred Loan Fees                                           419                     312
         Gains on Sale of Securities                                                    -                     (94)
         Decrease in Accrued Interest Receivable                                      527                     287
         (Decrease) Increase in Accrued Liabilities                                  (604)                  1,301
         Increase in Prepaid Expenses and Other Assets                             (1,476)                (10,118)
-----------------------------------------------------------------------------------------------------------------------
Net Cash Provided by Operating Activities                                          28,149                  22,726
-----------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
Proceeds Collected from Sale of Mortgage Backed Securities                              -                  47,600
Principal Collected on Mortgage-Backed Securities                                   6,700                   5,811
Purchase of Loans                                                                       -                 (31,087)
Proceeds from OREO Sale                                                               301                      35
Increase in Interest-Bearing Deposits                                             (16,570)                      -
Purchase of Deferred Fees                                                               -                     657
Principal Repayments of Loans, Net                                                 72,842                  48,233
-----------------------------------------------------------------------------------------------------------------------
Net Cash Provided by Investing Activities                                          63,273                  71,249
-----------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
Redemption of Series A Preferred Stock                                            (40,000)                     --
Dividends Paid on Common and Preferred Stock                                      (50,431)                (16,906)
-----------------------------------------------------------------------------------------------------------------------
Net Cash Used by Financing Activities                                             (90,431)                (16,906)
-----------------------------------------------------------------------------------------------------------------------
Increase in Cash and Cash Equivalents                                                 991                  77,069
Cash and Cash Equivalents at Beginning of Period                                   16,996                  16,667
-----------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period                                         17,987                $ 93,736
=======================================================================================================================

SUPPLEMENTAL DISCLOSURES:
       Income Taxes Paid                                                          $    --                $     --
       Interest Paid                                                              $    --                $     --

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITY
       Sale of Mortgage-backed securities recorded as Trade Date
       Sale, cash settlement date April 1, 2000                                   $    --                $ 48,351

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITY:
       Transfer of Residential Mortgage Loans to Other Real Estate
           Owned
                                                                                  $    96                $     25
----------------------------------------------------------------------- ----------------------- -----------------------

See accompanying notes to financial statements

WEBSTER PREFERRED CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 1: BASIS OF PRESENTATION



The accompanying financial statements include all adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All adjustments were of a normal recurring nature. The results of operations for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results which may be expected for the year as a whole. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Webster Preferred Capital Corporation 2000 Annual Report to shareholders. The Company has no subsidiaries. The Company has no changes in or disagreements with its outside accountants on accounting and financial disclosures.


NOTE 2: MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE, AT FAIR VALUE


The following table sets forth certain information regarding the mortgage-backed securities:


(In Thousands)                                                          Mortgage-Backed Securities
-----------------------------------------------------------------------------------------------------------------------
                                                         Amortized     Unrealized     Unrealized     Estimated Fair
June 30, 2001                                                 Cost          Gains         Losses              Value
-----------------------------------------------------------------------------------------------------------------------
      Available for Sale Portfolio                        $ 70,008        $   995         $ (274)           $70,729
=======================================================================================================================


                                                         Amortized     Unrealized     Unrealized     Estimated Fair
December 31, 2000                                             Cost          Gains         Losses              Value
-----------------------------------------------------------------------------------------------------------------------
      Available for Sale Portfolio                        $ 76,573        $   686         $ (332)           $76,927
=======================================================================================================================

All mortgage-backed securities have an original contractual maturity of over 10 years. The weighted average yield at June 30, 2001 is 6.54%. Although the stated final maturity of these obligations are long-term, the weighted average life is much shorter due to scheduled repayments and prepayments. Gains and losses on the sales of securities are recorded using the specific identification method.

There were no sales of mortgage-backed securities during the three and six months ended June 30, 2001. For the six months ended June 30, 2000, there was a sale of a mortgage-backed security, to an unaffiliated third party, resulting in a net gain of $94,000.

WEBSTER PREFERRED CAPITAL CORPORATION

--------------------------------------------------------------------------------

NOTE 3: RESIDENTIAL MORTGAGE LOANS, NET



A summary of the Company's residential mortgage loans, net, follows:

                                                            June 30,          December 31,
                                                              2001                 2000
------------------------------------------------------------------------------------------
                                                          Carrying             Carrying
(In Thousands)                                              Amount               Amount
------------------------------------------------------------------------------------------
Fixed-Rate Loans:
       15 yr. Loans                                         $ 94,527            $ 102,348
       20 yr. Loans                                            4,997                5,107
       25 yr. Loans                                            2,851                2,899
       30 yr. Loans                                          212,207              223,438
------------------------------------------------------------------------------------------

        Total Fixed-Rate Loans                               314,582              333,792
------------------------------------------------------------------------------------------
Variable-Rate Loans:
       15 yr. Loans                                            3,600                4,700
       20 yr. Loans                                            5,763                7,505
       25 yr. Loans                                            5,701                6,214
       30 yr. Loans                                          368,078              418,461
------------------------------------------------------------------------------------------

        Total Variable-Rate Loans                            383,142              436,880
------------------------------------------------------------------------------------------

       Total Residential Mortgage Loans                    $ 697,724            $ 770,672

       Premiums and Deferred Costs on Loans, Net               2,716                3,235
       Less: Allowance for Loan Losses                        (2,109)              (2,059)
------------------------------------------------------------------------------------------

        Residential Mortgage Loans, Net                    $ 698,331            $ 771,848
==========================================================================================



As of June 30, 2001, approximately 45.1% of the Company's residential mortgage loans are fixed-rate loans and approximately 54.9% are adjustable-rate loans.

A detail of the change in the allowance for loan losses, for the periods indicated follows:


                                                                     Six Months Ended         For the Year Ended
   (In Thousands)                                                    June 30, 2001            December 31, 2000
---------------------------------------------------------------- ------------------------- ----------------------
Balance at Beginning of Period                                             $   2,059                   $ 1,912
Provision Charged to Operations                                                   60                       190
Charge-offs                                                                      (10)                      (43)
Recoveries                                                                        --                        --
---------------------------------------------------------------- ------------------------- --------------------
Balance at End of Period                                                   $   2,109                   $ 2,059
================================================================ ========================= ====================

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

WEBSTER PREFERRED CAPITAL CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

GENERAL
-------

The Company is a subsidiary of Webster Bank and was incorporated in March 1997 to provide a cost-effective means of raising funds, including capital, on a consolidated basis for Webster Bank. Total assets at June 30, 2001 and December 31, 2000 were $906.8 million and $968.2 million, respectively, consisting primarily of residential mortgage loans and mortgage-backed securities.

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

CHANGES IN FINANCIAL CONDITION
------------------------------

Total assets, consisting primarily of residential mortgage loans and mortgage-backed securities, were $906.8 million at June 30, 2001, a decrease of $61.4 million from $968.2 million at December 31, 2000. The decrease in total net loans of $73.5 million was offset by increases in interest-bearing deposits and cash of $17.6 million. The difference between the decrease in loans and increase in cash and interest-bearing deposits is primarily attributable to the $40.0 million redemption of the Series A Preferred Stock and the $50.0 million payment of a common stock dividend to Webster Bank, offset by net income of $29.3 million. Shareholders' equity was $906.5 million at June 30, 2001 and $927.3 million at December 31, 2000.

ASSET QUALITY
-------------

The Company maintains high asset quality by acquiring residential real estate loans that have been conservatively underwritten, aggressively managing nonaccrual assets and maintaining adequate reserve coverage. At June 30, 2001, residential real estate loans comprised the entire loan portfolio. The Company also invests in highly rated mortgage-backed securities.

The aggregate amount of nonaccrual loans was $722,000 at June 30, 2001. The following table details the Company's nonaccrual assets at June 30, 2001 and December 31, 2000:


                                                                                           June 30,      December 31,
(In Thousands)                                                                                 2001         2000
----------------------------------------------------------------------------------------------------------------------
Loans Accounted for on a Nonaccrual Basis:
        Residential Fixed-Rate Loans                                                      $   218            $  231
        Residential Variable-Rate Loans                                                       421               186
OREO Properties                                                                                83               288
----------------------------------------------------------------------------------------------------------------------
        Total Nonaccrual Assets                                                           $   722            $  705
======================================================================================================================

At June 30, 2001 and December 31, 2000, the allowance for loan losses was approximately $2.1 million, and $2.1 million, respectively or 292% and 292% of nonaccrual assets, respectively. Management believes that the allowance for loan losses is adequate to cover expected losses in the portfolio.

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

ASSET/LIABILITY MANAGEMENT
--------------------------

The goal of the Company's asset/liability management policy is to manage interest-rate risk so as to maximize net interest income over time in changing interest-rate environments while maintaining acceptable levels of market risk. The Company prepares estimates of the level of prepayments and the effect of such prepayments on the level of future earnings due to reinvestment of funds at rates different than those that currently exist. The Company is unable to predict future fluctuations in interest rates. The market values of the Company's financial assets are sensitive to fluctuations in market interest rates. The market values of fixed-rate loans and mortgage-backed securities tend to decline in value as interest rates rise. If interest rates decrease, the market value of loans and mortgage-backed securities generally will tend to increase with the level of prepayments also normally increasing. The interest income earned on the Company's variable-rate interest-sensitive instruments, which represent primarily variable-rate mortgage loans, may change due to changes in quoted interest-rate indices. The variable-rate mortgage loans generally reprice based on a stated margin over U.S. Treasury Securities indices of varying maturities, the terms of which are established at the time that the loan is closed. At June 30, 2001, 54.9% of the Company's residential mortgage loans were variable-rate loans.

WEBSTER PREFERRED CAPITAL CORPORATION

--------------------------------------------------------------------------------


RESULTS OF OPERATIONS
---------------------

For the three and six months ended June 30, 2001, the Company reported net income of $14.5 million and $29.3 million, respectively, or $142,420 and $288,260, respectively, per common share on a diluted basis, compared to the three and six months ended June 30, 2000 which amounted to $15.4 million and $30.8 million, respectively, or $151,720 and $303,880, respectively, per common share on a diluted basis.

Total interest income for the three and six months ended June 30, 2001 amounted to $14.6 million and $29.6 million, respectively, net of servicing fees, compared to the three and six months ended June 30, 2000 which amounted to $16.3 million and $32.6 million, respectively. The following table shows the major categories of average interest-earning assets, their respective interest income and the yields earned by the Company:


                                            THREE MONTHS ENDED JUNE 30, 2001          THREE MONTHS ENDED JUNE 30, 2000
                                           Average      Interest      Average        Average      Interest    Average
(In Thousands)                             Balance        Income       Yield         Balance       Income       Yield
-----------------------------------------------------------------------------------------------------------------------
Mortgage Loans                            $728,208      $ 12,397       6.81%        $ 837,955     $ 14,330       6.84%
Mortgage-Backed Securities                  73,897         1,244       6.73%           56,387          942       6.68%
Interest Bearing Deposits                   90,871           927       4.08%           66,579        1,011       6.07%
-----------------------------------------------------------------------------------------------------------------------
     Total                                $892,976      $ 14,568       6.53%        $ 960,921     $ 16,283       6.78%
=======================================================================================================================



                                           SIX MONTHS ENDED JUNE 30, 2001            SIX MONTHS ENDED JUNE 30, 2000
                                           Average      Interest      Average     Average       Interest     Average
(In Thousands)                             Balance        Income       Yield      Balance        Income       Yield
-----------------------------------------------------------------------------------------------------------------------
Mortgage Loans                            $746,386      $ 25,588       6.86%        $ 840,332     $ 28,646       6.82%
Mortgage-Backed Securities                  75,358         2,463       6.54%           75,406        2,553       6.77%
Interest Bearing Deposits                   68,696         1,528       4.45%           47,910        1,413       5.90%
-----------------------------------------------------------------------------------------------------------------------
     Total                                $890,440       $29,579       6.64%        $ 963,648     $ 32,612       6.77%
=======================================================================================================================


The provision for loan losses for the three and six months ended June 30, 2001, amounted to $30,000 and $60,000, respectively, compared to $20,000 and $130,000 for the three and six months ended June 30, 2000. The changes in the provision for loan losses are reflective of management's analysis of asset quality and size of the mortgage loan portfolio.

Noninterest expenses for the three and six months ended June 30, 2001 amounted to $81,000 and $262,000, respectively, compared to the noninterest expenses for the three and six months ended June 30, 2000 which amounted to $874,000 and $1.8 million, respectively. The Series A redemption on January 15, 2001 reduced noninterest expenses by $738,000 and $1.4 million in the three and six months ended June 30, 2001, respectively. No significant income tax expense was recorded for either three or six month periods ended June 30, 2001 and 2000.



RECENT FINANCIAL ACCOUNTING STANDARDS
-------------------------------------


In September 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", a replacement of SFAS No. 125. SFAS No. 140 addresses implementation issues that were identified in applying SFAS No. 125. This statement revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of the provisions of SFAS No. 125 without reconsideration. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. SFAS No. 140 is effective for recognition and reclassification of collateral and for disclosures relating to

WEBSTER PREFERRED CAPITAL CORPORATION

--------------------------------------------------------------------------------

securitization transactions and collateral for fiscal years ending after December 15, 2000. This statement is to be applied prospectively with certain exceptions. Other than those exceptions, earlier or retroactive application is not permitted. The Company implemented SFAS 140 effective April 1, 2001 without any material impact on its financial statements. The adoption of SFAS No. 140 has no impact on the Company's books.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts, (collectively referred to as derivatives) and for hedging activities. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. Under this statement, an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk. SFAS No. 133, as amended by SFAS No. 137, is now effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Upon adoption, hedging relationships must be designated anew and documented pursuant to the provisions of this statement. Early adoption is permitted; however, retroactive application is prohibited. The Company implemented SFAS 133 effective January 1, 2001 without any material impact on its financial statements. The adoption of SFAS No. 133 has no impact on the Company's books.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
----------------------------------------------------------


The following table summarizes the estimated market value of the Company's interest-sensitive assets and interest-sensitive liabilities at June 30, 2001 and December 31, 2000 and the projected change to market values if interest rates instantaneously increase or decrease by 100 basis points.

                                                                                        Estimated Market Value Impact
                                                                                --------------------------------------
(In Thousands)                                  Book Value        Market Value            -100 BP             +100 BP
----------------------------------------------------------------------------------------------------------------------

AT JUNE 30, 2001
Interest Sensitive Assets:
      Mortgage-Backed Securities                  $ 70,008            $ 70,729            $ 2,151           $ (2,330)
      Variable-Rate Residential Loans              383,142             381,673              5,549             (6,288)
      Fixed-Rate Residential Loans                 314,582             319,449             12,228            (14,565)
----- ----------------------------------------------------------------------------------------------------------------
Total Net Assets                                  $767,732            $771,851            $19,928           $(23,183)
======================================================================================================================

----------------------------------------------------------------------------------------------------------------------
AT DECEMBER 31, 2000
Interest Sensitive Assets:
      Mortgage-Backed Securities                  $ 76,573            $ 76,927            $ 3,156           $ (2,309)
      Variable-Rate Residential Loans              436,880             440,356              2,779            (10,848)
      Fixed-Rate Residential Loans                 333,792             333,102              8,155             (9,534)
----- ----------------------------------------------------------------------------------------------------------------
Total Assets                                      $847,245            $850,385            $14,090           $(22,691)
Interest-Sensitive Liabilities:
      Series A Preferred Stock                      40,000              40,000              2,297             (2,961)
----- ----------------------------------------------------------------------------------------------------------------
Total Net Assets                                  $807,245            $810,385            $11,793           $(19,730)
======================================================================================================================

WEBSTER PREFERRED CAPITAL CORPORATION

--------------------------------------------------------------------------------

Interest-sensitive assets, net of interest-sensitive liabilities, when impacted by an instantaneous 100 basis point rate decrease results in a projected increase in net market value of $19.9 million at June 30, 2001 compared to a projected increase in net market value of $11.8 million at December 31, 2000. These changes in net market value represent 2.58% of interest-sensitive assets at June 30, 2001 and 1.39% of interest-sensitive assets at December 31, 2000. Interest-sensitive assets, net of interest- sensitive liabilities, when impacted by an instantaneous 100 basis point rate increase results in a projected decrease in net market value of $23.2 million at June 30, 2001 compared to a projected decrease in net market value of $19.7 million at December 31, 2000. These changes in net market value represent 3.0% of interest-sensitive assets at June 30, 2001 and 2.32% of interest-sensitive assets at December 31, 2000. Changes in the projected net market value due to an instantaneous 100 basis point rate increase or decrease when comparing such amounts at June 30, 2001 and December 31, 2000 are a result of changes in outstanding balances of the assets, an overall decline in market interest rates and the redemption of Series A Preferred Stock in 2001.

Based on the Company's asset/liability mix at June 30, 2001, simulation analyses project that an instantaneous 100 basis point increase in interest rates would increase net interest income over the next twelve months by approximately 3.0%. An instantaneous 100 basis point decrease in interest rates would decrease net interest income by approximately 3.0%.

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

These assumptions are inherently uncertain and, as a result, the simulation analyses cannot precisely estimate the impact that higher or lower rate environments will have on net interest income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes, changes in cash flow patterns and market conditions, as well as changes in management's strategies. Management believes that the Company's interest-rate risk position at June 30, 2001, represents a reasonable level of risk.


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

WEBSTER PREFERRED CAPITAL CORPORATION

PART II - OTHER INFORMATION
--------------------------------------------------------------------------------

Item 4:  Submission of Matters to a Vote of Security Holders


               The Company held an annual meeting of stockholders on April 4, 2001. Each of the Company's three directors, Peter J. Swiatek, Harriet Munrett Wolfe and Ross M. Strickland, was elected at the meeting, and each such director received 100 votes cast for election (which votes constitute 100% of the issued and outstanding common stock).

Item 6:  Exhibits and Reports on Form 8-K

(a)      Exhibits

            Not applicable

(b) No reports on Form 8-K were filed during the quarter ended June 30, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          WEBSTER PREFERRED CAPITAL CORPORATION
                          -----------------------------------------------------
                                                  Registrant


                          BY:
                                     /s/ Peter J. Swiatek
                                     ------------------------------------------
                                     Peter J. Swiatek,
                                     Senior Vice President & Treasurer
                                     Principal Financial Officer
                                     Principal Accounting Officer

                           Date: August  , 2001