Form 10-Q
period 2001-09-30
WEBSTER PREFERRED CAPITAL CORP
filed 2001-11-08
CIK 1047865

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter ended September 30, 2001

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

             The number of shares outstanding of each of the registrant's classes of common stock, as of October 31, 2001 is: 100 shares.

WEBSTER PREFERRED CAPITAL CORPORATION



                                      INDEX



                                                                                                                PAGE
                                                                                                                ----
PART I - FINANCIAL INFORMATION


Statements of Condition at September 30, 2001 and December 31, 2000..........................................    3

Statements of Income for the Three and Nine Months Ended September 30, 2001 and September 30, 2000 ..........    4

Statements of Comprehensive Income for the Three and Nine Months
Ended September 30, 2001 and September 30, 2000..............................................................    4

Statements of Cash Flows for the Nine Months Ended September 30, 2001 and September 30, 2000.................    5

Notes to the Financial Statements............................................................................    6

Management's Discussion and Analysis of Financial Statements.................................................    9

Quantitative and Qualitative Disclosures About Market Risk...................................................   13

Forward Looking Statements...................................................................................   14

PART II - OTHER INFORMATION..................................................................................   15

SIGNATURES...................................................................................................   16



WEBSTER PREFERRED CAPITAL CORPORATION
STATEMENTS OF CONDITION




                                                                                   (UNAUDITED)          (AUDITED)
(Dollars in Thousands, Except Share Data)                                       September 30, 2001  December 31, 2000
---------------------------------------------------------------------------------------------------------------------
ASSETS

Cash                                                                                 $  18,268          $  16,996
Interest-bearing deposits                                                               74,300             97,500
Mortgage-backed securities available for sale, at fair value (Note 2)                  168,058             76,927
Residential mortgage loans, net (Note 3)                                               657,983            771,848
Accrued interest receivable                                                              4,106              4,637
Other real estate owned                                                                     88                288
Prepaid expenses and other assets                                                        1,044                  2
---------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                         $ 923,847          $ 968,198
=====================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY

Accrued dividends payable                                                            $     180          $     794
Accrued expenses and other liabilities                                                      77                 70
---------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                          257                864
=====================================================================================================================
MANDATORILY REDEEMABLE PREFERRED STOCK (NOTE 5)

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
        1,000,000 shares authorized, issued and outstanding                              1,000              1,000
Common stock, par value $.01 per share:
        Authorized - 1,000 shares
        Issued and outstanding - 100 shares                                                  1                  1
Paid-in capital                                                                        928,799            928,799
Distributions in excess of accumulated earnings                                         (9,779)            (2,820)
Accumulated other comprehensive income                                                   3,569                354
---------------------------------------------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                                                             923,590            927,334
---------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                           $ 923,847          $ 968,198
=====================================================================================================================



See accompanying notes to financial statements

WEBSTER PREFERRED CAPITAL CORPORATION
STATEMENTS OF INCOME (UNAUDITED)



                                                                       Three Months Ended            Nine Months Ended
                                                                          September 30,                 September 30,
(Dollars In Thousands, Except Per Share Data)                        2001            2000           2001          2000
-------------------------------------------------------------------------------------------------------------------------
Interest Income:
Loans                                                           $  11,692       $  14,130       $  37,280       $  42,776
Securities                                                          2,828           2,239           6,819           6,205
-------------------------------------------------------------------------------------------------------------------------
        Total interest income                                      14,520          16,369          44,099          48,981
Provision for loan losses (Note 3)                                     30              30              90             160
-------------------------------------------------------------------------------------------------------------------------
Interest income after provision for loan losses                    14,490          16,339          44,009          48,821

Noninterest Income:
Gain on sale of mortgage backed securities                             --              --              --              94

Noninterest Expenses:
Advisory fee expense paid to parent                                    39              39             118             118
Dividends on mandatorily redeemable preferred stock                    --             738             123           2,213
Other noninterest expenses                                             20             113              80             316
-------------------------------------------------------------------------------------------------------------------------
        Total noninterest expenses                                     59             890             321           2,647
-------------------------------------------------------------------------------------------------------------------------
Income before taxes                                                14,431          15,449          43,688          46,268
Income taxes                                                           --              --              --              --
-------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                         14,431          15,449          43,688          46,268
Preferred stock dividends                                             216             216             647             647
-------------------------------------------------------------------------------------------------------------------------

Net income available to common shareholder                      $  14,215       $  15,233       $  43,041       $  45,621
=========================================================================================================================

Net income per common share:
               Basic                                            $ 142,150       $ 152,330       $ 430,410       $ 456,210
               Diluted                                            142,150         152,330         430,410         456,210

-------------------------------------------------------------------------------------------------------------------------


STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)


                                                                       Three Months Ended            Nine Months Ended
                                                                          September 30,                 September 30,
                                                                       ------------------            -----------------
(In thousands)                                                       2001            2000           2001          2000
-------------------------------------------------------------------------------------------------------------------------


Net income                                                      $  14,431       $  15,449       $  43,688       $  46,268

Other comprehensive income, net of tax:
    Unrealized net holding gain on securities
   available for sale arising during the period                     2,848           1,026           3,215             320

   Reclassification adjustment for net gain
   included in net income                                              --              --              --             (94)

-------------------------------------------------------------------------------------------------------------------------
Other comprehensive income                                          2,848           1,026           3,215             226
-------------------------------------------------------------------------------------------------------------------------
Comprehensive income                                            $  17,279       $  16,475       $  46,903       $  46,494
=========================================================================================================================




See accompanying notes to financial statements

WEBSTER PREFERRED CAPITAL CORPORATION
STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                                                     Nine Months Ended September 30,
(Dollars In Thousands)                                                                 2001                  2000
-------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net income                                                                           $  43,688            $  46,268
Adjustments to reconcile net cash provided by operating activities:
         Provision for loan losses                                                          90                  160
         Amortization of mortgage premiums                                                 150                  150
         Accretion of securities discount                                                 (267)                 (17)
         Amortization of deferred loan fees                                                579                  458
         Gains on sale of securities                                                        --                  (94)
         Decrease in accrued interest receivable                                           531                  669
         Decrease in accrued liabilities                                                  (607)                (101)
         Increase in prepaid expenses and other assets                                  (1,042)                (153)
-------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                               43,122               47,340
-------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
Purchase of securities                                                                 (99,748)             (34,192)
Proceeds from sale of mortgage-backed securities                                            --               47,388
Principal payments on mortgage-backed securities                                        12,099                6,853
Purchase of loans                                                                           --              (31,087)
Proceeds from OREO sale                                                                    384                   92
Net decrease in interest-bearing deposits                                               23,200                   --
Purchase of deferred fees                                                                   --                  657
Principal repayments of loans, net                                                     112,862               76,650
-------------------------------------------------------------------------------------------------------------------
Net cash provided by investing activities                                               48,797               66,361
-------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
Redemption of Series A preferred stock                                                 (40,000)                  --
Dividends paid on common and preferred stock                                           (50,647)             (30,647)
-------------------------------------------------------------------------------------------------------------------
Net cash used by financing activities                                                  (90,647)             (30,647)
-------------------------------------------------------------------------------------------------------------------
Increase in cash and cash equivalents                                                    1,272               83,054
Cash and cash equivalents at beginning of period                                        16,996               16,667
-------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                           $  18,268            $  99,721
===================================================================================================================

SUPPLEMENTAL DISCLOSURES:
       Income taxes paid                                                             $      --            $      --
       Interest paid                                                                        --


SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITY:
       Transfer of residential mortgage loans to other real estate
           owned                                                                           183                  266

-------------------------------------------------------------------------------------------------------------------



See accompanying notes to financial statements

WEBSTER PREFERRED CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 1: BASIS OF PRESENTATION

The accompanying financial statements of Webster Preferred Capital Corporation (the "Company") include all adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All adjustments were of a normal recurring nature. The results of operations for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results which may be expected for the year as a whole. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 2000 Annual Report to shareholders. The Company has no subsidiaries. The Company has no changes in or disagreements with its outside accountants on accounting and financial disclosures.

NOTE 2: MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE, AT FAIR VALUE


The following table sets forth certain information regarding the mortgage-backed securities:




(In Thousands)                                        Mortgage-Backed Securities
----------------------------------------------------------------------------------------------------
                                       Amortized        Unrealized     Unrealized     Estimated Fair
September 30, 2001                          Cost             Gains         Losses              Value
----------------------------------------------------------------------------------------------------
      Available for sale portfolio      $164,489           $ 3,569         $   --          $ 168,058
====================================================================================================


                                       Amortized        Unrealized     Unrealized    Estimated Fair
December 31, 2000                           Cost             Gains         Losses             Value
---------------------------------------------------------------------------------------------------
      Available for sale portfolio      $ 76,573            $  686         $ (332)         $ 76,927
===================================================================================================


All mortgage-backed securities have an original contractual maturity of over 10 years. The weighted average expected yield at September 30, 2001 is 6.68%. Although the stated final maturity of these obligations are long-term, the weighted average life is much shorter due to scheduled repayments and unscheduled prepayments. Gains and losses on the sales of securities are recorded using the specific identification method.

There were no sales of mortgage-backed securities during the three and nine months ended September 30, 2001. For the nine months ended September 30, 2000, there was a sale of a mortgage-backed security, to an unaffiliated third party, resulting in a net gain of $94,000.

WEBSTER PREFERRED CAPITAL CORPORATION

--------------------------------------------------------------------------------

NOTE 3: RESIDENTIAL MORTGAGE LOANS, NET

A summary of the Company's residential mortgage loans, net, follows:

                                                   September 30,  December 31,
                                                        2001         2000
------------------------------------------------------------------------------
                                                     Carrying      Carrying
(In Thousands)                                         Amount        Amount
------------------------------------------------------------------------------
Fixed-Rate Loans:
       15 yr. Loans                                 $  89,479     $ 102,348
       20 yr. Loans                                     4,736         5,107
       25 yr. Loans                                     2,855         2,899
       30 yr. Loans                                   205,892       223,438
------------------------------------------------------------------------------

        Total fixed-rate loans                        302,962       333,792
------------------------------------------------------------------------------
Variable-Rate Loans:
       15 yr. Loans                                     3,499         4,700
       20 yr. Loans                                     5,614         7,505
       25 yr. Loans                                     5,120         6,214
       30 yr. Loans                                   340,422       418,461
------------------------------------------------------------------------------

        Total variable-rate loans                     354,655       436,880
------------------------------------------------------------------------------

       Total residential mortgage loans               657,617       770,672

       Premiums and deferred costs on loans, net        2,505         3,235
       Less: allowance for loan losses                 (2,139)       (2,059)
------------------------------------------------------------------------------

        Residential mortgage loans, net             $ 657,983     $ 771,848
==============================================================================



As of September 30, 2001, approximately 46.1% of the Company's residential mortgage loans are fixed-rate loans and approximately 53.9% are adjustable-rate loans.



A detail of the change in the allowance for loan losses, for the periods indicated follows:




                                         For the Three Months Ended        For the Nine Months Ended
                                                September 30,                    September 30,
(In Thousands)                            2001                2000            2001              2000
----------------------------------------------------------------------------------------------------
Balance at beginning of period          $ 2,109             $ 2,017         $ 2,059          $ 1,912
Provision charged to operations              30                  30              90              160
Charge-offs                                  --                 (18)            (10)             (43)
Recoveries                                   --                  --              --               --
----------------------------------------------------------------------------------------------------
Balance at end of period                $ 2,139             $ 2,029         $ 2,139          $ 2,029
====================================================================================================


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

WEBSTER PREFERRED CAPITAL CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

GENERAL
-------

The Company is a subsidiary of Webster Bank and was incorporated in March 1997 to provide a cost-effective means of raising funds, including capital, on a consolidated basis for Webster Bank. Total assets at September 30, 2001 and December 31, 2000 were $923.8 million and $968.2 million, respectively, consisting primarily of residential mortgage loans and mortgage-backed securities.

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

CHANGES IN FINANCIAL CONDITION
------------------------------

Total assets, consisting primarily of residential mortgage loans and mortgage-backed securities, were $923.8 million at September 30, 2001, a decrease of $44.4 million from $968.2 million at December 31, 2000. The decrease in total net loans of $113.9 million and interest-bearing deposits of $23.2 million was offset by an increase in mortgage-backed securities of $91.1 million. The difference between the decrease in loans and interest-bearing deposits and the increase in mortgage-backed securities is primarily attributable to the $40.0 million redemption of the Series A Preferred Stock and the $50.0 million payment of a common stock dividend, offset by net income of $43.7 million. Shareholders' equity was $923.6 million at September 30, 2001 and $927.3 million at December 31, 2000.

ASSET QUALITY
-------------

The Company maintains asset quality by acquiring residential real estate loans that have been conservatively underwritten, aggressively managing nonaccrual assets and maintaining adequate reserve coverage. At September 30, 2001, residential real estate loans comprised the entire loan portfolio. The Company also invests in mortgage-backed securities.

The following table details the Company's nonperforming assets at September 30, 2001 and December 31, 2000:

                                         September 30,            December 31,
(In Thousands)                                    2001                    2000
--------------------------------------------------------------------------------
Loans accounted for on a nonaccrual basis:
        Residential fixed-rate loans              $194                    $231
        Residential variable-rate loans            346                     186
OREO properties                                     88                     288
--------------------------------------------------------------------------------
        Total nonperforming assets                $628                    $705
================================================================================

The aggregate amount of nonaccrual loans was $540,000 at September 30, 2001. At September 30, 2001 and December 31, 2000, the allowance for loan losses was approximately $2.1 million, and $2.1 million, respectively or 396% and 494% of nonaccrual loans, respectively. Management believes that the allowance for loan losses is adequate to cover expected losses in the portfolio.

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

ASSET/LIABILITY MANAGEMENT
--------------------------

The goal of the Company's asset/liability management policy is to manage interest-rate risk so as to maximize net interest income over time in changing interest-rate environments while maintaining acceptable levels of market risk. The Company prepares estimates of the level of prepayments and the effect of such prepayments on the level of future earnings due to reinvestment of funds at rates different than those that currently exist. The Company is unable to predict future fluctuations in interest rates. The market values of the Company's financial assets are sensitive to fluctuations in market interest rates. The market values of fixed-rate loans and mortgage-backed securities tend to decline in value as interest rates rise. If interest rates decrease, the market value of loans and mortgage-backed securities generally will tend to increase with the level of prepayments also normally increasing. The interest income earned on the Company's variable-rate interest-sensitive instruments, which represent primarily variable-rate mortgage loans, may change due to changes in quoted interest-rate indices. The variable-rate mortgage loans generally reprice based on a stated margin over U.S. Treasury Securities indices of varying maturities, the terms of which are established at the time that the loan is closed. At September 30, 2001, 53.9% of the Company's residential mortgage loans were variable-rate loans.

WEBSTER PREFERRED CAPITAL CORPORATION

--------------------------------------------------------------------------------

RESULTS OF OPERATIONS
---------------------

For the three and nine months ended September 30, 2001, the Company reported net income of $14.4 million and $43.7 million, respectively, or $142,150 and $430,410, respectively, per common share on a diluted basis, compared to the three and nine months ended September 30, 2000 which amounted to $15.4 million and $46.3 million, respectively, or $152,330 and $456,210, respectively, per common share on a diluted basis.

Total interest income for the three and nine months ended September 30, 2001 amounted to $14.5 million and $44.1 million, respectively, net of servicing fees, compared to the three and nine months ended September 30, 2000 which amounted to $16.4 million and $49.0 million, respectively. The following table shows the major categories of average interest-earning assets, their respective interest income and the yields earned by the Company:




                                           THREE MONTHS ENDED SEPTEMBER 30,           THREE MONTHS ENDED SEPTEMBER 30,
                                                     2001                                        2000
                                           Average      Interest    Average           Average     Interest     Average
(In Thousands)                             Balance        Income      Yield           Balance       Income       Yield
----------------------------------------------------------------------------------------------------------------------
Mortgage loans                           $ 686,076      $ 11,692       6.82%        $ 822,926     $ 14,130       6.87%
Mortgage-backed securities                  95,854         1,629       6.80%           69,297        1,105       6.38%
Interest bearing deposits                  125,166         1,199       3.83%           70,867        1,134       6.39%
----------------------------------------------------------------------------------------------------------------------
     Total                               $ 907,096      $ 14,520       6.40%        $ 963,090     $ 16,369       6.80%
======================================================================================================================

                                            NINE MONTHS ENDED SEPTEMBER 30,           NINE MONTHS ENDED SEPTEMBER 30,
                                                     2001                                        2000
                                           Average      Interest    Average           Average     Interest     Average
(In Thousands)                             Balance        Income      Yield           Balance       Income       Yield
----------------------------------------------------------------------------------------------------------------------
Mortgage loans                           $ 726,064      $ 37,280       6.85%        $ 834,474     $ 42,776       6.84%
Mortgage-backed securities                  82,265         4,092       6.63%           73,354        3,658       6.65%
Interest bearing deposits                   87,726         2,727       4.15%           55,609        2,547       6.11%
----------------------------------------------------------------------------------------------------------------------
     Total                               $ 896,055      $ 44,099       6.56%        $ 963,437     $ 48,981       6.78%
======================================================================================================================


The provision for loan losses for the three and nine months ended September 30, 2001, amounted to $30,000 and $90,000 respectively, compared to $30,000 and $160,000 for the three and nine months ended September 30, 2000. The changes in the provision for loan losses are reflective of management's analysis of asset quality and size of the mortgage loan portfolio.

Noninterest expenses for the three and nine months ended September 30, 2001 amounted to $59,000 and $321,000 respectively, compared to the noninterest expenses for the three and nine months ended September 30, 2000 which amounted to $890,000 and $2.6 million, respectively. The Series A redemption on January 15, 2001 reduced noninterest expenses by $738,000 and $2.1 million in the three and nine months ended September 30, 2001, respectively. No income tax expense was recorded for either three or nine month periods ended September 30, 2001 and 2000.

RECENT FINANCIAL ACCOUNTING STANDARDS
-------------------------------------


In September 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", a replacement of SFAS No. 125. SFAS No. 140 addresses implementation issues that were identified in applying SFAS No. 125. This statement revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of the provisions of SFAS

WEBSTER PREFERRED CAPITAL CORPORATION

--------------------------------------------------------------------------------

No. 125 without reconsideration. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. SFAS No. 140 is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. This statement is to be applied prospectively with certain exceptions. Other than those exceptions, early or retroactive application is not permitted. The Company implemented SFAS 140 effective April 1, 2001 without any material impact on its financial statements.

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

On August 16, 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations." Statement 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Statement 143 applies to all entities. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. Under this Statement, the liability is discounted and the accretion expense is recognized using the credit-adjusted risk-free interest rate in effect when the liability was initially recognized. The FASB issued this Statement to provide consistency for the accounting and reporting of liabilities associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. Earlier application is permitted. The Company does not expect any material impact on its financial statements when this Statement is adopted.

On October 3, 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This Statement also supersedes the accounting and reporting provisions of APB Opinion No. 30 "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The changes in this Statement improve financial reporting by requiring that one accounting model be used for long-lived assets to be disposed of by broadening the presentation of discontinued operations to include more disposal transactions. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The provisions of this Statement are to be applied prospectively. The Company does not expect any material impact on its financial statements when this Statement is adopted.

WEBSTER PREFERRED CAPITAL CORPORATION

--------------------------------------------------------------------------------

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
----------------------------------------------------------

The following table summarizes the estimated market value of the Company's interest-sensitive assets and interest-sensitive liabilities at September 30, 2001 and December 31, 2000 and the projected change to market values if interest rates instantaneously increase or decrease by 100 basis points.



                                                                                        Estimated Market Value Impact
                                                                                 -------------------------------------
(In Thousands)                                  Book Value        Market Value            -100 BP              +100 BP
----------------------------------------------------------------------------------------------------------------------
AT SEPTEMBER 30, 2001
Interest Sensitive Assets:
      Mortgage-backed securities                 $ 164,489           $ 168,058           $  5,437           $  (8,205)
      Variable-rate residential loans              354,655             358,350              3,949              (4,801)
      Fixed-rate residential loans                 302,962             314,580              8,867             (14,961)
----------------------------------------------------------------------------------------------------------------------
Total assets                                     $ 822,106           $ 840,988           $ 18,253           $ (27,967)
Interest-Sensitive Liabilities:
      Series A preferred stock                          --                  --                 --                  --
----------------------------------------------------------------------------------------------------------------------
Total net assets                                 $ 822,106           $ 840,988           $ 18,253           $ (27,967)
======================================================================================================================

----------------------------------------------------------------------------------------------------------------------
AT DECEMBER 31, 2000
Interest Sensitive Assets:
      Mortgage-backed securities                 $  76,573           $  76,927           $  3,156           $  (2,309)
      Variable-rate residential loans              436,880             440,356              2,779             (10,848)
      Fixed-rate residential loans                 333,792             333,102              8,155              (9,534)
----------------------------------------------------------------------------------------------------------------------
Total assets                                       847,245             850,385             14,090             (22,691)
Interest-Sensitive Liabilities:
      Series A preferred stock                      40,000              40,000              2,297              (2,961)
----------------------------------------------------------------------------------------------------------------------
Total net assets                                 $ 807,245           $ 810,385           $ 11,793           $ (19,730)
======================================================================================================================



Interest-sensitive assets, net of interest-sensitive liabilities, when impacted by an instantaneous 100 basis point rate decrease resulted in a projected increase in net market value of $18.3 million at September 30, 2001 compared to a projected increase in net market value of $11.8 million at December 31, 2000. These changes in net market value represent 2.17% of interest-sensitive assets at September 30, 2001 and 1.39% of interest-sensitive assets at December 31, 2000. Interest-sensitive assets, net of interest- sensitive liabilities, when impacted by an instantaneous 100 basis point rate increase resulted in a projected decrease in net market value of $28.0 million at September 30, 2001 compared to a projected decrease in net market value of $19.7 million at December 31, 2000. These changes in net market value represent 3.33% of interest-sensitive assets at September 30, 2001 and 2.32% of interest-sensitive assets at December 31, 2000. Changes in the projected net market value due to an instantaneous 100 basis point rate increase or decrease when comparing such amounts at September 30, 2001 and December 31, 2000 are a result of changes in outstanding balances of the assets, an overall decline in market interest rates and the redemption of Series A Preferred Stock in 2001.

Based on the Company's asset/liability mix at September 30, 2001, simulation analyses project that an instantaneous 100 basis point increase in interest rates would increase net interest income over the next twelve months by approximately 2.6%. An instantaneous 100 basis point decrease in interest rates would decrease net interest income by approximately 2.6%.

WEBSTER PREFERRED CAPITAL CORPORATION

--------------------------------------------------------------------------------

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

These assumptions are inherently uncertain and, as a result, the simulation analyses cannot precisely estimate the impact that higher or lower rate environments will have on net interest income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes, changes in cash flow patterns and market conditions, as well as changes in management's strategies. Management believes that the Company's interest-rate risk position at September 30, 2001, represents a reasonable level of risk.


FORWARD LOOKING STATEMENTS
--------------------------

This report contains forward-looking statements within the meaning of the Securities Exchange Act of 1934, as amended. Actual results, performance or developments may differ materially from those expressed or implied by such forward-looking statements as a result of market uncertainties and other factors. Some important factors that would cause actual results to differ from those in any forward-looking statements include changes in interest rates and the general economy in the Connecticut market area where a substantial portion of the real estate securing the Company's loans are located. Such developments could have an adverse impact on the Company's financial position and results of operations. An example of such a forward-looking statement is the "Quantitative and Qualitative Disclosures About Market Risk" section in Management's Discussion and Analysis.

WEBSTER PREFERRED CAPITAL CORPORATION

PART II - OTHER INFORMATION
--------------------------------------------------------------------------------

Item 4:  Submission of Matters to a Vote of Security Holders

         None.

Item 6:  Exhibits and Reports on Form 8-K

(a)  Exhibits

         Not applicable


(b) No reports on Form 8-K were filed during the quarter ended September 30, 2001.

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


                                  WEBSTER PREFERRED CAPITAL CORPORATION
                                  -------------------------------------
                                              Registrant



                                  BY:
                                        /s/ Gregory S. Madar
                                      ------------------------------------------
                                        Gregory S. Madar,

                                        Senior Vice President & Treasurer

                                        Principal Financial Officer

                                        Principal Accounting Officer


                                  Date: November    , 2001