Form 10-K
period 2001-12-31
WEBSTER PREFERRED CAPITAL CORP
filed 2002-03-21
CIK 1047865

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2001

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

     The number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date is: 100 shares

                      WEBSTER PREFERRED CAPITAL CORPORATION
                          2001 FORM 10-K ANNUAL REPORT
                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

                                     PART I

ITEM  1.     Business......................................................    3

                  General..................................................    3
                  Residential Mortgage Loans...............................    3
                  Investment Activities....................................    4
                  Liquidity and Capital Resources..........................    4
                  Regulation...............................................    5
                  Taxation.................................................    6

ITEM  2.     Properties....................................................    7
ITEM  3.     Legal Proceedings.............................................    7
ITEM  4.     Submission of Matters to a Vote of Security Holders...........    7

                                     PART II

ITEM  5.     Market for the Registrant's Common Equity and
               Related Stockholder Matters.................................    8
ITEM  6.     Selected Financial Data.......................................    9
ITEM  7.     Management's Discussion and Analysis of Financial Condition
               and Results of Operations ..................................   10
ITEM  7A.    Quantitative and Qualitative Disclosures About Market Risk ...   14
ITEM  8.     Financial Statements and Supplementary Data...................   16
ITEM  9.     Changes in and Disagreements with Accountants
               on Accounting and Financial Disclosure......................   27

                                    PART III

ITEM 10.     Directors and Executive Officers of the Registrant............   28
ITEM 11.     Executive Compensation........................................   29
ITEM 12.     Security Ownership of Certain Beneficial Owners
               and Management..............................................   30
ITEM 13.     Certain Relationships and Related Transactions................   30

                                     PART IV

ITEM 14.     Exhibits, Financial Statement Schedules, and
             Reports on Form 8-K ..........................................   31

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         Webster Preferred Capital Corporation (the "Company") is a Connecticut corporation incorporated in March 1997. The Company was formed by Webster Bank to provide a cost-effective means of raising funds, including capital, on a consolidated basis for Webster Bank. The Company acquires, holds and manages real estate mortgage assets ("Mortgage Assets"), including but not limited to residential mortgage loans, mortgage-backed securities and commercial mortgage loans. In March 1997, Webster Bank contributed $617.0 million, net, of Mortgage Assets, as part of the formation of the Company. In November 1997 and during 1998, Webster Bank contributed approximately $120.4 million and $182.8 million, respectively, in cash which the Company used to purchase residential mortgage loans and mortgage-backed securities. Webster Bank has made no contributions to the Company since 1998. As of December 31, 2001, 2000 and 1999, the Mortgage Assets owned by the Company were comprised of residential mortgage loans and mortgage-backed securities. Although the Company may acquire and hold a variety of Mortgage Assets, its present intention is to acquire only residential mortgage loans and mortgage-backed securities. The Company intends to hold such assets to generate net income for distribution to its shareholders based on the spread between the interest income earned on the Mortgage Assets and the cost of its capital and operations. The Company may invest up to 5% of the total value of its portfolio in assets other than residential mortgage loans and mortgage-backed securities eligible to be held by real estate investment trusts ("REITs"). As of December 31, 2001, approximately 45.9% of the Company's residential mortgage loans are fixed-rate loans and 54.1% are adjustable-rate loans.

         All of the Company's common stock is owned by Webster Bank. Webster Bank has indicated to the Company that, for as long as any of the Company's preferred shares are outstanding, Webster Bank intends to maintain direct ownership of 100% of the outstanding common stock of the Company. Pursuant to the Company's Certificate of Incorporation, the Company cannot redeem, or make any other payments or distributions with respect to shares of its common stock to the extent such redemptions, payments or distributions would cause the Company's total shareholders' equity (as determined in accordance with accounting principles generally accepted in the USA) to be less than 250% of the aggregate liquidation value of the issued and outstanding preferred shares. The preferred shares are not exchangeable into capital stock or other securities of Webster Bank or Webster Financial Corporation ("Webster"), the parent company of Webster Bank, and do not constitute regulatory capital of either Webster Bank or Webster. The Company has no subsidiaries.

         The Company has elected to be treated as a REIT under the Internal Revenue Code, as amended (the "Code"). The Company generally will not be subject to federal and Connecticut state income tax to the extent that it distributes its earnings to its shareholders and maintains its qualification as a REIT.

         Total assets of the Company were $928.7 million at December 31, 2001, a decrease of $39.5 million from $968.2 million at December 31, 2000, primarily due to the redemption of the Series A Preferred Stock for $40 million, excluding dividends. Shareholder's equity was $928.4 million at December 31, 2001 and $927.3 million at December 31, 2000.


RESIDENTIAL MORTGAGE LOANS

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

         Residential mortgage loans are evidenced by a promissory note secured by a mortgage or deed of trust or other similar security instrument creating a first lien on a single family (one to four unit) residential property, including stock allocated to a dwelling unit in a residential cooperative housing corporation. Residential real estate properties underlying residential mortgage loans consist of individual dwelling units, individual cooperative apartment units, individual condominium units, two- to four-family dwelling units, planned unit developments and townhouses.

         A summary of the Company's carrying amount of residential mortgage loans by original maturity for the last five years follows:

                                                                                December 31,
------------------------------------------------------------------------------------------------------------------------
(Dollars In Thousands)                                  2001         2000          1999           1998           1997
------------------------------------------------------------------------------------------------------------------------
Fixed-Rate Loans:
       15 yr. Loans                                   $ 78,772     $102,348      $113,950       $114,924       $ 59,631
       20 yr. Loans                                      4,533        5,107         5,322          3,213          1,636
       25 yr. Loans                                      2,510        2,899         2,758          1,849            813
       30 yr. Loans                                    184,505      223,438       227,977        192,490        161,884
------------------------------------------------------------------------------------------------------------------------
              Total Fixed-Rate Loans                   270,320      333,792       350,007        312,476        223,964
------------------------------------------------------------------------------------------------------------------------
Variable-Rate Loans:
       15 yr. Loans                                      3,109        4,700         6,108          5,222          4,896
       20 yr. Loans                                      5,534        7,505         7,839          6,504          4,004
       25 yr. Loans                                      4,723        6,214         6,759          8,578          8,553
       30 yr. Loans                                    305,019      418,461       476,647        484,824        393,924
------------------------------------------------------------------------------------------------------------------------
              Total Variable-Rate Loans                318,385      436,880       497,353        505,128        411,377
------------------------------------------------------------------------------------------------------------------------
Total Residential Mortgage Loans                       588,705      770,672       847,360        817,604        635,341
Premiums and Deferred Costs on Loans, Net                2,181        3,235         3,762          3,585          1,831
Less: Allowance for Loan Losses                         (2,139)      (2,059)       (1,912)        (1,555)        (1,538)
------------------------------------------------------------------------------------------------------------------------
              Residential Mortgage Loans, Net         $588,747     $771,848      $849,210       $819,634       $635,634
========================================================================================================================


INVESTMENT ACTIVITIES

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

         OTHER REAL ESTATE ASSETS. Although the Company presently intends to invest only in residential mortgage loans and mortgage-backed securities, the Company may invest up to 5% of the total value of its portfolio in assets other than residential mortgage loans and mortgage-backed securities eligible to be held by REITs. In addition to commercial mortgage loans, such assets could include cash and cash equivalents. The Company does not intend to invest in securities or interests of persons primarily engaged in real estate activities. At December 31, 2001, 2000 and 1999, the Company did not hold any commercial mortgage loans.


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

REGULATION

         Webster Bank, which owns 100% of the Company's common stock, and Webster Financial Corporation, the parent company of Webster Bank, are subject to extensive regulation, supervision and examination by, among others, the Office of Thrift Supervision (the "OTS") as their primary federal regulator. Webster Bank also is subject to regulation, supervision and examination by the Federal Deposit Insurance Corporation (the "FDIC") and, as to certain matters, by the Board of Governors of the Federal Reserve System. Because the Company is a subsidiary of Webster Bank, such federal banking regulatory authorities have the right to examine the Company and its activities. If Webster Bank becomes "undercapitalized" under "prompt corrective action" initiatives of the OTS, the OTS has the authority to require, among other things, Webster Bank or the Company to alter, reduce or terminate any activity that the OTS determines poses an excessive risk to Webster Bank. The Company does not believe that its activities presently do, or in the future will, pose a risk to Webster Bank; however, there can be no assurance in that regard. The regulators also could restrict transactions between Webster Bank and the Company including the transfer of assets, or require Webster Bank to divest or liquidate the Company. Webster Bank could further be directed to take any other action that the regulatory agency determines will better carry out the purpose of prompt corrective action. Webster Bank could be subject to these prompt corrective action restrictions if federal regulators determined that Webster Bank was in an unsafe or unsound condition or engaging in an unsafe or unsound practice. In light of Webster Bank's control of the Company, as well as the Company's dependence and reliance upon the skill and diligence of Webster Bank officers and employees, some or all of the foregoing actions and restrictions could have an adverse effect on the operations of the Company, including causing the Company's failure to qualify as a REIT.

         Pursuant to OTS regulations and the Company's Certificate of Incorporation, the Company is required to maintain a separate corporate existence from Webster Bank, notwithstanding that Webster Bank owns all of the common stock and all of the directors and officers of the Company are Webster Bank employees. In the event Webster Bank should be placed into receivership or conservatorship by federal bank regulators, such federal bank regulators would be in control of Webster Bank. There can be no assurance that they would not cause Webster Bank, as sole holder of the common stock, to take action adverse to holders of preferred shares.

TAXATION

         The Company elected to be treated as a REIT under Sections 856 through 860 of the Code, commencing with its taxable year ended December 31, 1997. As a REIT, the Company generally will not be subject to federal and Connecticut state income tax on its net income and capital gains that it distributes to the holders of its common stock and preferred stock.

         To maintain REIT status, an entity must meet a number of organizational and operational requirements, including a requirement that it currently distribute to stockholders at least 90% of its "REIT taxable income" (not including capital gains and certain items of non-cash income). If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal and Connecticut state income tax at regular corporate rates. Notwithstanding qualification for taxation as a REIT, the Company may be subject to federal, state and/or local tax, on undistributed REIT taxable income and net income from prohibited transactions.

         ADVERSE CONSEQUENCES OF FAILURE TO QUALIFY AS A REIT. The Company intends to operate so as to qualify as a REIT under the Code. Although the Company believes that it is owned, organized and operates in such a manner as to qualify as a REIT, no assurance can be given as to the Company's ability to remain qualified as a REIT. Qualification as a REIT involves the application of highly technical and complex Code provisions for which there are only limited judicial or administrative interpretations. The determination of various factual matters and circumstances, not entirely within the Company's control, may affect the Company's ability to qualify as a REIT. Although the Company is not aware of any proposal in Congress to amend the tax laws in a manner that would materially and adversely affect the Company's ability to operate as a REIT, no assurance can be given that new legislation, regulations, administrative interpretations or court decisions will not significantly change the tax laws in the future with respect to qualification as a REIT or the federal income tax consequences of such qualification.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted during the fourth quarter of the fiscal year 2001 to security holders for a vote.

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

         The Series A Preferred Stock was required to be redeemed on January 15, 2001, at $1,000 per share, plus accrued and unpaid dividends. The total redemption was made on January 16, 2001, due to a legal holiday on January 15, 2001, for $40.7 million out of existing cash.

         Dividends declared and paid on the common stock in 2001, 2000 and 1999 totaled $56.5 million, $61.5 million and $60.3 million, respectively. Dividends declared on the Series A Preferred Stock in 2001 totaled $123,000 and totaled $3.0 million for both 2000 and 1999. Dividends declared on the Series B Preferred Stock in 2001, 2000 and 1999 totaled $862,500 for each year.

         The market price for the Series B Preferred Stock averaged $10.408, $9.3618 and $10.247 for the years ending December 31, 2001, 2000 and 1999, respectively. The Series B Preferred Stock reached a low of $9.63 and a high of $11.25, during the year ended December 31, 2001. The Series B Preferred Stock reached a low of $8.375 and a high of $10.25, during the year ended December 31, 2000. The Series B Preferred Stock reached a low of $9.125 and a high of $11.00, during the year ended December 31, 1999.

         Dividends will be declared at the discretion of the Board of Directors after considering the Company's distributable funds, financial requirements, tax considerations and other factors. The Company's distributable funds will consist primarily of interest and principal payments on the Mortgage Assets held by it, and the Company anticipates that a significant portion of such assets will bear interest at adjustable rates. Accordingly, if there is a decline in interest rates, the Company may experience a decrease in income available to be distributed to its shareholders. However, the Company currently expects that both its cash available for distribution and its "REIT taxable income" will exceed the amount needed to pay dividends on the Preferred Shares, even in the event of a significant decline in interest rate levels, because (i) the Company's Mortgage Assets are interest-bearing, (ii) the Series B Preferred Stock is not expected to exceed 15% of the Company's capitalization, and (iii) the Company does not anticipate incurring any indebtedness.

ITEM 6.  SELECTED FINANCIAL DATA

          The selected financial data set forth below is based upon and should be read in conjunction with the Company's audited financial statements and notes thereto appearing elsewhere in this document.

BALANCE SHEET DATA                                                             At December 31,
                                                      -----------------------------------------------------------------
(In Thousands)                                          2001         2000          1999           1998           1997
-----------------------------------------------------------------------------------------------------------------------
Available for Sale Securities, at Fair Value          $158,543     $ 76,927      $ 95,647       $118,262       $120,090
Residential Mortgage Loans, Net                        588,747      771,848       849,210        819,634        635,634
Total Assets                                           928,672      968,198       967,209        970,961        787,561
Total Liabilities                                          246          864           982          1,243            909
Mandatorily Redeemable Preferred Stock                       -       40,000        40,000         40,000         40,000
Total Shareholders' Equity                             928,426      927,334       926,227        929,718        746,652
-----------------------------------------------------------------------------------------------------------------------

                                                                                                 For the Period from
INCOME STATEMENT DATA                                For the Year Ended December 31,                March 17, 1997
                                            ------------------------------------------------   (Date of Inception) to
(In Thousands)                                2001          2000         1999        1998         December 31, 1997
-----------------------------------------------------------------------------------------------------------------------
Total Interest Income                       $58,071       $65,312      $64,219       $62,134            $38,065
Provision for Loan Losses                        90           190          480           300                  -
Gain on Sale of Securities                        -            94            -           261                  -
Noninterest Expenses                            384         3,534        3,522         3,836                220
-----------------------------------------------------------------------------------------------------------------------
Net Income                                   57,597        61,682       60,217        58,259             37,845
Preferred Stock Dividends                       863           863          862           862                168
-----------------------------------------------------------------------------------------------------------------------
Net Income Available to Common
Shareholder                                 $56,734       $60,819      $59,355       $57,397            $37,667
=======================================================================================================================

                                                                                                For the Period from
                                                     For the Year Ended December 31,                March 17, 1997
                                           --------------------------------------------------   (Date of Inception) to
SIGNIFICANT STATISTICAL DATA*                2001           2000          1999         1998        December 31, 1997
-----------------------------------------------------------------------------------------------------------------------
Net Income per Common Share
       Basic                               $567,336       $608,189      $593,550     $573,970          $376,770
       Diluted                             $567,336       $608,189       593,550     $573,970          $376,770
Dividends Declared
per Common Share                           $570,141       $615,050      $602,910     $582,250          $380,470
-----------------------------------------------------------------------------------------------------------------------

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


FINANCIAL CONDITION

         Total assets at December 31, 2001 and 2000 were $928.7 million and $968.2 million, respectively. Total assets decreased $39.5 million, primarily due to the redemption of the Series A Preferred Stock for $40.7 million. Changes in assets from 2000 to 2001 were driven by the $183.1 million reduction in loans from $771.8 million to $588.7 million.

         The reduction of loans was due to scheduled payments as well as prepayments. Prepayments accelerated during 2001 due to the declining interest rate environment. Cash proceeds from loan payments were (after the payoff of the Series A Preferred Stock) invested in mortgage-backed securities and interest-bearing deposits, which increased $81.6 million and $70.0 million, respectively. The increase in other assets from $2,000 to $6.4 million was due to mortgage payments collected by Webster Bank, the Company's loan servicer, during 2001, but remitted subsequent to year end.

ASSET QUALITY

         The Company maintains high asset quality by acquiring residential real estate loans that have been underwritten to certain standards and by aggressively managing nonperforming assets. At December 31, 2001, residential real estate loans comprised the entire loan portfolio. The Company also invests in government agency or government-sponsored agency issued mortgage-backed securities.


NONPERFORMING ASSETS AND DELINQUENCIES

The following table details the Company's nonperforming assets for the last five years:

                                                                            December 31,
                                                   ---------------------------------------------------------------
(Dollars In Thousands)                              2001          2000          1999            1998         1997
------------------------------------------------------------------------------------------------------------------
Nonperforming Loans:
       Residential Fixed-Rate Loans                $  120        $  231        $  319        $   71         $  158
       Residential Variable-Rate Loans                425           186           830         1,206          1,145
------------------------------------------------------------------------------------------------------------------
             Total Nonperforming Loans                545           417         1,149         1,277          1,303
Other Real Estate Owned                                88           288            60             -              -
------------------------------------------------------------------------------------------------------------------
             Total Nonperforming Assets            $  633        $  705        $1,209        $1,277         $1,303
==================================================================================================================

At December 31, 2001, 2000, 1999, 1998 and 1997 the allowance for loan losses was approximately $2.1 million, $2.1 million, $1.9 million, $1.6 million, and $1.5 million or 392%, 494%, 166%, 122% and 118%, respectively, of nonperforming loans, and .36%, .27%, .23%, .19% and .24%, respectively, of total mortgage loans. Management believes that the allowance for loan losses is adequate to cover expected losses in the portfolio.

The following table sets forth information as to the Company's loans past due 30-89 days and still accruing:

                                                                             December 31,
                                                   ---------------------------------------------------------------
(Dollars In Thousands)                               2001          2000          1999          1998          1997
------------------------------------------------------------------------------------------------------------------
Past due 30-89 Days:
       Residential Fixed-Rate Loans                $   583       $ 5,809       $ 4,453       $ 4,605       $ 3,064
       Residential Variable-Rate Loans               1,749        12,513         8,430        14,082        12,532
------------------------------------------------------------------------------------------------------------------
             Total                                 $ 2,332       $18,322       $12,883       $18,687       $15,596
==================================================================================================================


ALLOWANCE FOR LOAN LOSSES

         An allowance for loan losses is established based upon a review of the loan portfolio, loss experience, specific problem loans, current and anticipated economic conditions and other pertinent factors which, in management's judgment, deserve current recognition in estimating probable loan losses.

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

A detail of the change in the allowance for loan losses for the periods indicated follows:

                                                                                                        For the Period from
                                                           For the Year Ended December 31,                 March 17, 1997
                                                   -----------------------------------------------     (Date of Inception)
(In Thousands)                                       2001         2000         1999          1998      to December 31, 1997
---------------------------------------------------------------------------------------------------------------------------
Balance at Beginning of Period                     $ 2,059      $ 1,912      $ 1,555       $ 1,538          $     -
Allowance for Loan Losses on Acquired Loans              -            -            -             -            1,544
Provision Charged to Operations                         90          190          480           300                -
Charge-offs                                            (10)         (43)        (123)         (284)              (6)
Recoveries                                               -            -            -             1                -
---------------------------------------------------------------------------------------------------------------------------
       Balance at End of Period                    $ 2,139      $ 2,059      $ 1,912       $ 1,555          $ 1,538
===========================================================================================================================


LIQUIDITY AND CAPITAL RESOURCES

         The primary sources of liquidity for the Company are principal and interest payments from the residential mortgage loans and mortgage-backed securities portfolios. The primary uses of liquidity are purchases of residential mortgage loans and mortgage-backed securities and the payment of dividends on the common and preferred stock.

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

          The Series A Preferred Stock was redeemed on January 16, 2001.

ASSET/LIABILITY MANAGEMENT

          The goal of the Company's asset/liability management policy is to manage interest-rate risk so as to maximize net interest income over time in changing interest-rate environments while maintaining acceptable levels of market risk. The Company prepares estimates of the level of prepayments and the effect of such prepayments on the level of future earnings due to reinvestment of funds at rates different than those that currently exist. The Company is unable to predict future fluctuations in interest rates. The market values of certain of the Company's financial assets are sensitive to fluctuations in market interest rates. The market values of fixed-rate loans and mortgage-backed securities tend to decline in value as interest rates rise. If interest rates decrease, the market value of loans and mortgage-backed securities generally will tend to increase with the level of prepayments also normally increasing. The interest income earned on the Company's variable-rate interest-sensitive instruments, which represent primarily variable-rate mortgage loans, may change due to changes in quoted interest-rate indices. The variable-rate mortgage loans generally reprice based on a stated margin over U.S. Treasury Securities indices of varying maturities, the terms of which are established at the time that the loan is closed. At December 31, 2001, 54.1% of the Company's residential mortgage loans were variable-rate loans. The Company's management believes these residential mortgage loans are less likely to incur prepayments of principal in the current rate environment.

RESULTS OF OPERATIONS

         For the years ended December 31, 2001, 2000 and 1999, the Company reported net income of $57.6 million, $61.7 million and $60.2 million, respectively or $567,336, $608,189 and $593,550, respectively, per common share on a diluted basis.

         Total interest income for 2001 amounted to $58.1 million, net of servicing fees, a decrease of $7.2 million from $65.3 million, net of servicing fees, in 2000. Total interest income for 2000 amounted to $65.3 million, net of servicing fees, an increase of $1.1 million from $64.2 million, net of servicing fees, in 1999. The following table shows the major categories of average assets together with their respective interest income and the rates earned by the Company.

         The decline in interest income of $7.2 million, or 11.1%, from 2000 to 2001 was due to both a decline in yield on earning assets and a decline in outstanding earning assets. Due to the declining interest rate environment during 2001, mortgage prepayments accelerated. These assets were replaced with ones earning a lower yield. The decline in balances was due to the repayment of the $40.0 million Series A Preferred Stock.

         The increase in interest income of $1.1 million, or 1.7%, from 1999 to 2000 was entirely due to an increase in the yield on earning assets. The overall yield increased 14 basis points. As interest rates increased, adjustable rate loans repriced higher and new loans and securities were added at higher yields.

                                                          For the years ended December 31,
                            -----------------------------------------------------------------------------------------
                                         2001                           2000                         1999
                            -----------------------------------------------------------------------------------------
                            Average    Interest  Average   Average    Interest  Average  Average    Interest  Average
(Dollars in thousands)      Balance     Income    Yield    Balance     Income    Yield   Balance     Income    Yield
                            -----------------------------------------------------------------------------------------
Mortgage loans, net         $704,930   $ 47,807    6.78%   $824,283   $ 56,383   6.84%   $849,945   $ 57,105   6.72%
Mortgage-backed
securities                   102,794      6,742    6.56      72,301      4,875   6.74     104,820      6,599   6.30
Interest-bearing deposits     94,625      3,522    3.72      65,678      4,054   6.17      10,377        515   4.96
                            -----------------------------------------------------------------------------------------
        Total               $902,349   $ 58,071    6.44%   $962,262   $ 65,312   6.79%   $965,142   $ 64,219   6.65%
                            =========================================================================================

          The provision for loan losses for the years ended December 31, 2001, 2000 and 1999 amounted to $90,000, $190,000 and $480,000, respectively. The provision for loan losses reflects the decrease in the total residential mortgage loan portfolio, due accelerated prepayments in mortgage loans and nominal additions to the portfolio.

          There were no gains from sale of mortgage-backed securities for year ended December 31, 2001. Gains from the sale of mortgage-backed securities for the years ended December 31, 2000 were $94,000. There were no sales of mortgage-backed securities in 1999.

            Noninterest expenses for the years ended December 31, 2001, 2000 and 1999 amounted to $384,000, $3.5 million and $3.5 million, respectively, and included advisory fees, dividends on Series A Preferred Stock and amortized start-up costs. The reduction in noninterest expenses for 2001 was due to the maturity of the Series A Preferred Stock on January 16, 2001. No income tax expense was recorded for any of the periods.

IMPACT OF INFLATION AND CHANGING PRICES

          The financial statements and related data presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America, which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation.

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


RECENT FINANCIAL ACCOUNTING STANDARDS

         On October 3, 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS" or "Statement") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This Statement also supersedes the accounting and reporting provisions of APB Opinion No. 30 "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The changes in this Statement improve financial reporting by requiring that one accounting model be used for long-lived assets to be disposed of by broadening the presentation of discontinued operations to include more disposal transactions. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The provisions of this Statement are to be applied prospectively. The Company does not expect any material impact on its financial statements when this Statement is adopted.

         On August 16, 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". Statement No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Statement No. 143 applies to all entities. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. Under this Statement, the liability is discounted and the accretion expense is recognized using the credit-adjusted risk-free interest rate in effect when the liability was initially recognized. The FASB issued this Statement to provide consistency for the accounting and reporting of liabilities associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. Earlier application is permitted. The Company does not expect any material impact on its financial statements when this Statement is adopted.

         In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." Statement No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement No. 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement No.
142. Statement No. 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Company adopted the provisions of Statement No. 141 effective July 1, 2001 without effect and will adopt the provisions of Statement No. 142 effective January 1, 2002. The Company does not expect any material impact on its financial statements when Statement No. 142 is adopted.

         In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", a replacement of SFAS No. 125. SFAS No. 140 addresses implementation issues that were identified in applying SFAS No. 125. This statement revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of the provisions of SFAS No. 125 without reconsideration. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. SFAS No. 140 is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. This statement is to be applied prospectively with certain exceptions. The implementation of SFAS No. 140 had no material impact on the Company's financial statements.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          The following table summarizes the estimated market value of the Company's interest-sensitive assets and interest-sensitive liabilities at December 31, 2001 and 2000, and the projected change to market values if interest rates instantaneously increase or decrease by 100 basis points.

                                                                                Estimated Market Value Impact
                                                                                ------------------------------
(In Thousands)                            Amortized Cost       Market Value      -100 BP           +100 BP
--------------------------------------------------------------------------------------------------------------
AT DECEMBER 31, 2001
Interest Sensitive Assets:
      Mortgage-Backed Securities            $ 157,331           $ 158,543         $ 6,175         $ (7,605)
      Variable-Rate Residential Loans         318,385             308,533           4,186           (4,829)
      Fixed-Rate Residential Loans            270,320             287,009          10,579          (13,841)
--------------------------------------------------------------------------------------------------------------
AT DECEMBER 31, 2000
Interest Sensitive Assets:
      Mortgage-Backed Securities            $  76,573           $  76,927         $ 3,156         $ (2,309)
      Variable-Rate Residential Loans         436,880             440,356           2,779          (10,848)
      Fixed-Rate Residential Loans            333,792             333,102           8,155           (9,534)
Interest-Sensitive Liabilities:
      Series A Preferred Stock                 40,000              40,000           2,297           (2,961)
--------------------------------------------------------------------------------------------------------------

         Interest-sensitive assets, net of interest-sensitive liabilities, when impacted by a minus 100 basis point rate change, result in a favorable $20.9 million change in net market values for 2001 compared to a favorable $11.8 million net market value change in 2000. These changes represent 2.78% of interest-sensitive assets in 2001 and 1.4% in 2000. A plus 100 basis point rate change results in an unfavorable $26.3 million or 3.48% change in 2001 compared to an unfavorable $19.7 million or 2.3% change in 2000.

         Based on the Company's asset/liability mix at December 31, 2001, management estimates that an instantaneous 100 basis point increase in interest rates would increase net interest income over the next twelve months by 4.1%. An instantaneous 100 basis point decline in interest rates would decrease net interest income by 4.1%. These estimates assume that management takes no action to mitigate any negative effects from changing interest rates.

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

         These assumptions are inherently uncertain and, as a result, the simulation analyses cannot precisely estimate the impact that higher or lower rate environments will have on net interest income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes, changes in cash flow patterns and market conditions, as well as changes in management's strategies. Management believes that Webster's interest-rate risk position at December 31, 2001, represents a reasonable level of risk.

FORWARD LOOKING STATEMENTS

         This Annual Report contains forward-looking statements within the meaning of the Securities Exchange Act of 1934, as amended. Actual results, performance or developments may differ materially from those expressed or implied by such forward-looking statements as a result of market uncertainties and other factors. Some important factors that could cause actual results to differ from those in any forward-looking statements include changes in interest rates and general economics in the Connecticut market area where a substantial portion of the real estate securing the Company's loans is located, legislative and regulatory changes, changes in tax laws and policies, and changes in accounting policies, principals or guidelines. Such developments could have an adverse impact on the Company's financial position and results of operations. An example of a forward-looking statement in this Annual Report is the "Quantitative and Qualitative Disclosures about Market Risk" section contained in Management's Discussion and Analysis.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders of
Webster Preferred Capital Corporation


We have audited the accompanying statements of condition of Webster Preferred Capital Corporation (a subsidiary of Webster Bank) as of December 31, 2001 and 2000 and the related statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


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


In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Webster Preferred Capital Corporation as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.


---------------
KPMG LLP
Hartford, Connecticut
January 22, 2002

WEBSTER PREFERRED CAPITAL CORPORATION
STATEMENTS OF CONDITION
(Dollars in Thousands, Except Share Data)

                                                                                          December 31,
                                                                                ------------------------------
                                                                                   2001                2000
--------------------------------------------------------------------------------------------------------------
ASSETS
   Cash                                                                         $    3,850           $  16,996
   Interest-Bearing Deposits                                                       167,500              97,500
   Mortgage-Backed Securities Available for Sale, at Fair Value (Note 2)           158,543              76,927
   Residential Mortgage Loans, Net (Note 3)                                        588,747             771,848
   Accrued Interest Receivable                                                       3,562               4,637
   Other Real Estate Owned                                                              88                 288
   Prepaid Expenses and Other Assets                                                 6,382                   2
--------------------------------------------------------------------------------------------------------------
     TOTAL ASSETS                                                               $  928,672           $ 968,198
==============================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
   Accrued Dividends Payable                                                    $      181           $     794
   Accrued Expenses and Other Liabilities                                               65                  70
--------------------------------------------------------------------------------------------------------------
     TOTAL LIABILITIES                                                                 246                 864
--------------------------------------------------------------------------------------------------------------

MANDATORILY REDEEMABLE PREFERRED STOCK (NOTE 4)
     Series A 7.375% Cumulative Redeemable Preferred Stock,
         Liquidation preference $1,000 per share; par value $1.00 per share;
         none and 40,000 shares authorized, issued and outstanding at
         December 31, 2001 and 2000                                                      -              40,000

SHAREHOLDERS' EQUITY

     Series B 8.625% Cumulative Redeemable Preferred Stock, Liquidation
         preference $10 per share; par value $1.00 per share;
         1,000,000 shares authorized, issued and outstanding                         1,000               1,000
     Common Stock, par value $.01 per share:
         Authorized - 1,000 shares
         Issued and Outstanding - 100 shares                                             1                   1
     Paid-in Capital                                                               928,799             928,799
     Distribution in Excess of Retained Earnings                                    (2,586)             (2,820)
     Accumulated Other Comprehensive Income                                          1,212                 354
--------------------------------------------------------------------------------------------------------------
     TOTAL SHAREHOLDERS' EQUITY                                                    928,426             927,334
--------------------------------------------------------------------------------------------------------------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                 $  928,672           $ 968,198
==============================================================================================================

See accompanying notes to financial statements

WEBSTER PREFERRED CAPITAL CORPORATION
STATEMENTS OF INCOME
(Dollars In Thousands, Except Share Data)

                                                              For the Year Ended December 31,
                                                         -----------------------------------------
                                                            2001           2000            1999
-------------------------------------------------------------------------------------------------
Interest Income:
Loans                                                    $  47,807       $  56,383       $  57,105
Securities and Interest-bearing Deposits                    10,264           8,929           7,114
--------------------------------------------------------------------------------------------------
        Total Interest Income                               58,071          65,312          64,219
Provision for Loan Losses (Note 3)                              90             190             480
--------------------------------------------------------------------------------------------------
Interest Income After Provision for Loan Losses             57,981          65,122          63,739

Noninterest Income:
Gain on Sale of Securities                                       -              94               -

Noninterest Expenses:
Advisory Fee Expense Paid to Parent (Note 6)                   158             158             150
Dividends on Mandatorily Redeemable Preferred Stock            123           2,950           2,950
Other Noninterest Expenses                                     103             426             422
--------------------------------------------------------------------------------------------------
        Total Noninterest Expenses                             384           3,534           3,522

Income Before Taxes                                         57,597          61,682          60,217
Income Taxes (Note 7)                                            -               -               -
--------------------------------------------------------------------------------------------------
NET INCOME                                                  57,597          61,682          60,217
Preferred Stock Dividends                                      863             863             862
--------------------------------------------------------------------------------------------------
Net Income Available to Common Shareholder               $  56,734       $  60,819       $  59,355
==================================================================================================

Net Income Per Common Share
        Basic                                            $ 567,336       $ 608,189       $ 593,550
        Diluted                                          $ 567,336       $ 608,189       $ 593,550
--------------------------------------------------------------------------------------------------

See accompanying notes to financial statements

WEBSTER PREFERRED CAPITAL CORPORATION
STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars In Thousands, Except Per Share Data)

                                                                              Distributions in     Accumulated
                                                                                 Excess of            Other
                                           Preferred   Common       Paid-In     Accumulated        Comprehensive
                                             Stock      Stock       Capital       Earnings         Income (Loss)      Total
-----------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998                  $ 1,000     $   1      $ 928,799      $ (1,198)           $ 1,116       $ 929,718
-----------------------------------------------------------------------------------------------------------------------------
Comprehensive Income:
Net Income for 1999                               -         -              -        60,217                   -         60,217
Net unrealized losses on Available
      for Sale Securities, net of
      reclassification adjustments (Note 8)       -         -              -             -              (2,555)        (2,555)
                                                                                                                    ---------
Total Comprehensive Income                                                                                             57,662
                                                                                                                    ---------

Dividends Declared:
      Common Stock ($602,910 per share)           -         -              -       (60,291)                  -        (60,291)
      Preferred Stock Series B
      ($0.8625 per share)                         -         -              -          (862)                  -           (862)
-----------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999                  $ 1,000     $   1      $ 928,799      $ (2,134)           $ (1,439)     $ 926,227
-----------------------------------------------------------------------------------------------------------------------------
Comprehensive Income:
Net Income for 2000                               -         -              -        61,682                   -         61,682
Net unrealized gains on Available
      for Sale Securities, net of
      reclassification adjustments (Note 8)       -         -              -             -               1,793          1,793
                                                                                                                    ---------
Total Comprehensive Income                                                                                             63,475
                                                                                                                    ---------

Dividends Declared:
      Common Stock ($615,050 per share)           -         -              -       (61,505)                  -        (61,505)
      Preferred Stock Series B
      ($0.8625 per share)                         -         -              -          (863)                  -           (863)
-----------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000                  $ 1,000     $   1      $ 928,799      $ (2,820)           $    354      $ 927,334
=============================================================================================================================
Comprehensive Income:
Net Income for 2001                               -         -              -        57,597                   -         57,597
Net unrealized gains on Available
      for Sale Securities, net of
      reclassification adjustments (Note 8)       -         -              -             -                 858            858
                                                                                                                    ---------
Total Comprehensive Income                                                                                             58,455
                                                                                                                    ---------

Dividends Declared:
      Common Stock ($565,000 per share)           -         -              -       (56,500)                  -        (56,500)
      Preferred Stock Series B
      ($0.8625 per share)                         -         -              -          (863)                  -           (863)
-----------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2001                  $ 1,000     $   1      $ 928,799      $ (2,586)           $  1,212      $ 928,426
=============================================================================================================================

See accompanying notes to financial statements

WEBSTER PREFERRED CAPITAL CORPORATION
STATEMENTS OF CASH FLOWS
(Dollars In Thousands)

                                                                                   For the Year Ended December 31,
                                                                             --------------------------------------------
                                                                               2001              2000              1999
-------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net Income                                                                   $ 57,597          $ 61,682          $ 60,217
Adjustments to Reconcile Net Cash Provided by Operating Activities:
      Provision for Loan Losses                                                    90               190               480
      Accretion of Securities Discount                                           (360)              (32)              (36)
      Amortization of Deferred Loan Fees and Premiums                           1,053               855             1,157
      Gain on Sale of Securities                                                    -               (94)                -
      Decrease in Accrued Interest Receivable                                   1,075               648               137
      (Increase) Decrease in Prepaid Expenses and Other Assets                 (6,380)              338               339
      Decrease in Accrued Liabilities                                            (618)             (118)             (261)
-------------------------------------------------------------------------------------------------------------------------
Net Cash Provided by Operating Activities                                      52,457            63,469            62,033
-------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
Purchase of  Mortgage-Backed Securities                                       (99,747)          (34,193)                -
Principal Collected on Mortgage-Backed Securities                              19,349             7,444            20,096
Increase in Interest-Bearing Deposits                                         (70,000)          (97,500)                -
Proceeds from Sales of Mortgage-Backed Securities                                   -            47,388                 -
Purchase of Loans                                                              (6,401)          (31,415)         (194,929)
Principal Repayments of Loans, Net                                            188,559           107,504           163,656
-------------------------------------------------------------------------------------------------------------------------
Net Cash Provided (Used) by Investing Activities                               31,760              (772)          (11,177)
-------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
Dividends Paid on Common and Preferred Stock                                  (57,363)          (62,368)          (61,153)
Redemption of Series A Preferred Stock                                        (40,000)                -                 -
-------------------------------------------------------------------------------------------------------------------------
Net Cash Used by Financing Activities                                         (97,363)          (62,368)          (61,153)
-------------------------------------------------------------------------------------------------------------------------
(Decrease) Increase in Cash and Cash Equivalents                              (13,146)              329           (10,297)
Cash and Cash Equivalents at Beginning of Year                                 16,996            16,667            26,964
-------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Year                                     $  3,850          $ 16,996          $ 16,667
=========================================================================================================================

SUPPLEMENTAL DISCLOSURES:
      Income Taxes Paid                                                      $      -          $      -          $      -
      Interest Paid                                                          $      -          $      -          $      -

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITY:
        Loans Transferred to REO                                             $    193          $    362          $    525

See accompanying notes to financial statements

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


A) BUSINESS

         Webster Preferred Capital Corporation (the "Company") is a Connecticut corporation incorporated in March 1997 and a subsidiary of Webster Bank, which is a wholly-owned subsidiary of Webster Financial Corporation ("Webster"). The Company was organized to provide a cost-effective means of raising funds, including equity capital, on a consolidated basis for Webster Bank. The Company acquires, holds and manages real estate mortgage assets ("mortgage assets"). As of December 31, 2001, the mortgage assets owned by the Company consisted of whole loans secured by first mortgages or deeds of trusts on single family (one-to- four unit) residential real estate properties ("residential mortgage loans"), located primarily in Connecticut and mortgage-backed securities, secured by these same type of loans, located throughout the country.

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


B) BASIS OF FINANCIAL STATEMENT PRESENTATION

         The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amount of assets and liabilities, and disclosure of contingent assets and liabilities, as of the date of the financial statements and revenues and expenses for the periods presented. The actual results of the Company could differ from those estimates. An example of a material estimate that is susceptible to near-term changes is the allowance for loan losses.


C) ALLOWANCE FOR LOAN LOSSES

         An allowance for loan losses is established based upon a review of the loan portfolio, loss experience, specific problem loans, economic conditions and other pertinent factors which, in management's judgment, deserve current recognition in estimating probable loan losses.

         Management believes that the allowance for loan losses is adequate. While management believes it uses the best available information to recognize probable losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process of Webster Bank, periodically may review the Company's allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance for loan losses based on judgments different from those of management.


D) OTHER REAL ESTATE OWNED

         Other real estate owned consists of properties acquired through foreclosure proceedings or acceptance of a deed in lieu of foreclosure. Other real estate owned is reported at the lower of fair value less estimated selling expenses or carrying value of the loan at the time of foreclosure. Operating expenses are charged to current period earnings and gains and losses upon disposition are reflected in the statement of income when realized.


E) LOANS

         Loans are stated at the principal amounts outstanding net of deferred loan fees and/or cost and an allowance for loan losses. Interest on loans is credited to income as earned based on the rate applied to principal amounts outstanding. Interest which is more than 90 days past due is not accrued. Such interest ultimately collected, if any, is credited to income in the period received. Loan origination fees, premiums and discounts on loans purchased are recognized in interest income over the lives of the loans using a method approximating the interest method. Servicing fees paid to the Servicer are credited against loan interest income.

         The Company's residential mortgage loans are exempt from the disclosure provisions of the Statement of Financial Accounting Standard ("SFAS") No.114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No.118, since the Company's loans are comprised of large groups of smaller balance loans which are collectively evaluated for impairment.


F) MORTGAGE-BACKED SECURITIES

         Mortgage-backed securities are U.S. government agency or government sponsored agency issued securities and are classified as available for sale. Available for sale securities are carried at fair value with unrealized gains and losses recorded as adjustments to shareholders' equity. The adjustment to shareholders' equity is not tax-effected, as the Company is generally not subject to federal and state income tax. Management intends to hold these securities for indefinite periods of time as part of its asset/liability strategy and may sell the securities in response to changes in interest rates, changes in prepayment risk or other factors. One of the risks inherent when investing in mortgage-backed securities is the ability of such instruments to incur prepayments of principal prior to maturity. Because of prepayments, the weighted-average yield of these securities may also change, which could affect earnings. Realized gains and losses on the sales of securities are recorded using the specific identification method. Unrealized losses on securities are charged to earnings when the decline in fair value of a mortgage-backed security is judged to be other than temporary.


G) NET INCOME PER COMMON SHARE

         Basic net income per common share is calculated by dividing net income available to common shareholders by the weighted-average number of shares of common stock outstanding. Diluted net income per common share is calculated by dividing net income available to common shareholders by the weighted-average diluted common shares. The Company has no dilutive items. The weighted-average number of shares used in the computation of basic and diluted earnings per common share for the years ended December 31, 2001, 2000, and 1999 was 100.


H) STATEMENT OF CASH FLOWS

         For purposes of the Statement of Cash Flows, the Company defines cash on hand and in banks to be cash and cash equivalents.


I) COMPREHENSIVE INCOME

         The purpose for reporting comprehensive income is to report a measure of all changes in equity of an enterprise that result from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners. Comprehensive income includes net income and certain changes in equity from non-owner sources that are not recognized in the income statement (such as net unrealized gains and losses on securities available for sale). The Company has reported comprehensive income and its components for 2001, 2000, and 1999 in its Statements of Shareholders' Equity.


J) RECLASSIFICATION

         Certain financial statement balances as previously reported have been reclassified to conform to the 2001 Financial Statement Presentation.

NOTE 2: MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE

The following table sets forth certain information regarding the mortgage-backed securities:

(In Thousands)                                                   Mortgage-Backed Securities
-----------------------------------------------------------------------------------------------------------
                                                     Book         Unrealized       Unrealized     Estimated
December 31, 2001                                   Value           Gains            Losses      Fair Value
----------------------------------------------------------------------------------------------------------
    Available for Sale Portfolio:                 $ 157,331         $1,326           $ (114)     $ 158,543
----------------------------------------------------------------------------------------------------------
                                                       Book     Unrealized         Unrealized     Estimated
December 31, 2000                                     Value      Gains               Losses      Fair Value
----------------------------------------------------------------------------------------------------------
      Available for Sale Portfolio:               $  76,573         $ 686            $ (332)     $   76,927
==========================================================================================================

         There was a sale to an unaffiliated third party of $47.4 million of mortgage-backed securities for the year ending December 31, 2000, resulting in a net gain of $94,000. There were no sales of mortgage-backed securities for the years ending December 31, 2001 or 1999.


NOTE 3: RESIDENTIAL MORTGAGE LOANS, NET

A summary of residential mortgage loans, net follows:

                                                                       December 31,
                                                               -----------------------------
(In Thousands)                                                    2001               2000
--------------------------------------------------------------------------------------------
Fixed-Rate Loans:
       15 yr. Loans                                            $  78,772           $ 102,348
       20 yr. Loans                                                4,533               5,107
       25 yr. Loans                                                2,510               2,899
       30 yr. Loans                                              184,505             223,438
--------------------------------------------------------------------------------------------
        Total Fixed-Rate Loans                                   270,320             333,792
--------------------------------------------------------------------------------------------
Variable-Rate Loans:
       15 yr. Loans                                                3,109               4,700
       20 yr. Loans                                                5,534               7,505
       25 yr. Loans                                                4,723               6,214
       30 yr. Loans                                              305,019             418,461
--------------------------------------------------------------------------------------------
        Total Variable-Rate Loans                                318,385             436,880
--------------------------------------------------------------------------------------------

       Total Residential Mortgage Loans                        $ 588,705           $ 770,672

       Premiums and Deferred Fees on Loans, Net                    2,181               3,235
       Less: Allowance for Loan Losses                            (2,139)             (2,059)
--------------------------------------------------------------------------------------------

        Residential Mortgage Loans, Net                        $ 588,747           $ 771,848
============================================================================================

         As of December 31, 2001, approximately 45.9% of the Company's residential mortgage loans are fixed-rate loans and approximately 54.1% are adjustable-rate loans.

A detail of the change in the allowance for loan losses, for the periods indicated follows:

                                                                 For the Year Ended December 31,
                                                            ----------------------------------------
(In Thousands)                                                2001             2000            1999
----------------------------------------------------------------------------------------------------
Balance at Beginning of Year                                $ 2,059          $ 1,912         $ 1,555
Provision Charged to Operations                                  90              190             480
Charge-offs                                                     (10)             (43)           (123)
Recoveries                                                        -                -               -
----------------------------------------------------------------------------------------------------
  Balance at End of Year                                    $ 2,139          $ 2,059         $ 1,912
====================================================================================================

NOTE 4: MANDATORILY REDEEMABLE PREFERRED STOCK

         On December 24, 1997, the Company raised $40.0 million, less expenses, in a public offering of 40,000 shares of its Series A 7.375% cumulative redeemable preferred stock, liquidation preference $1,000 per share.

         The Company was required to redeem all outstanding Series A Preferred Shares on January 15, 2001 at a redemption price of $1,000 per share, plus accrued and unpaid dividends. This redemption took place on January 16, 2001, due to a legal holiday on January 15, 2001.


NOTE 5: SERVICING

         The mortgage loans owned by the Company are serviced by Webster Bank pursuant to the terms of a servicing agreement. Webster Bank in its role as servicer under the terms of the servicing agreement is herein referred to as the "Servicer." The Servicer receives fees at an annual rate of (i) 8 basis points for fixed-rate loan servicing and collection, (ii) 8 basis points for variable-rate loan servicing and collection and (iii) 5 basis points for all other services to be provided, as needed, in each case based on the daily outstanding balances of all the Company's loans for which the Servicer is responsible. The Company estimates that the fees paid to Webster Bank for servicing approximate fees that would be paid if the Company operated as an unaffiliated entity. Servicing fees paid for the year 2001 were $556,000. Servicing fees are included in interest income on the Statement of Operations, as they are classified as a reduction in yield to the Company.

         The Servicer is entitled to retain any late payment charges, prepayment fees, penalties and assumption fees collected in connection with mortgage loans serviced by it. The Servicer receives the benefit, if any, derived from interest earned on collected principal and interest payments between the date of collection and the date of remittance to the Company and from interest earned on tax and insurance escrow funds with respect to mortgage loans serviced by it. At the end of each calendar month, the Servicer is required to invoice the Company for all fees and charges due to the Servicer.


NOTE 6: ADVISORY SERVICES

         Advisory services are being provided pursuant to an agreement with Webster Bank to provide the Company with the following types of services: administer the day-to-day operations, monitor the credit quality of the real estate mortgage assets, advise with respect to the acquisition, management, financing, and disposition of real estate mortgage assets and provide the necessary executive administration, human resource, accounting and control, technical support, record keeping, copying, telephone, mailing and distribution, investment and funds management services. Webster Bank received an annual fee of $157,500 with respect to the advisory services provided to the Company, in 2001. The Company has agreed to an annual fee of $186,000 for the year 2002. The Company estimates that the fees paid to Webster Bank for advisory services approximate fees that would be paid for such services if the Company were an unaffiliated entity.

         Operating expenses outside the scope of the advisory agreement are paid directly by the Company. Such expenses include but are not limited to the following: fees for third party consultants, attorneys, and external auditors and any other expenses incurred that are not directly related to the advisory agreement.

NOTE 7: INCOME TAXES

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


NOTE 8: OTHER COMPREHENSIVE INCOME

         The following table summarizes reclassification adjustments for other comprehensive income for the years ended December 31, 2001, 2000, and 1999:

                                                                    BEFORE AND
                                                                    NET-OF-TAX
(In Thousands)                                                       AMOUNT
------------------------------------------------------------------------------
Unrealized net gain on available for sale securities:
   Unrealized net holding gain arising during the period             $    858
   Less: Reclassification adjustment for gains
         Realized during the period                                         -
------------------------------------------------------------------------------
     Other comprehensive income at December 31, 2001                 $    858
==============================================================================
Unrealized net gain on available for sale securities:
   Unrealized net holding gain arising during the period             $  1,887
   Less: Reclassification adjustment for gains
         Realized during the period                                        94
------------------------------------------------------------------------------
    Other comprehensive income at December 31, 2000                  $  1,793
==============================================================================
Unrealized net loss on available for sale securities:
   Unrealized holding losses arising during the period               $ (2,555)
   Less: Reclassification adjustment for gains
         Realized during the period                                         -
------------------------------------------------------------------------------
    Other comprehensive loss at December 31, 1999                    $ (2,555)
==============================================================================

NOTE 9: SUMMARY OF ESTIMATED FAIR VALUES

A summary of estimated fair values consist of the following:

                                                                            At December 31,
                                                  -----------------------------------------------------------------
                                                               2001                              2000
-------------------------------------------------------------------------------------------------------------------
(In Thousands)                                        Carrying        Estimated          Carrying        Estimated
                                                        Amount       Fair Value            Amount       Fair Value
-------------------------------------------------------------------------------------------------------------------
ASSETS:
   Cash                                              $   3,850        $   3,850         $  16,996        $  16,996
   Interest-bearing deposits                           167,500          167,500            97,500           97,500
   Mortgage-backed securities                          158,543          158,543            76,927           76,927
   Residential mortgages                               590,886          595,542           773,907          773,458
   Less: Allowance for loan losses                      (2,139)          (2,139)           (2,059)          (2,059)
   Other assets                                         10,032           10,032             4,927            4,927
-------------------------------------------------------------------------------------------------------------------
      TOTAL ASSETS                                   $ 928,672        $ 933,328         $ 968,198        $ 967,749
===================================================================================================================
LIABILITIES:
   Series A preferred stock                          $       -        $       -         $  40,000        $  40,000
   Other liabilities                                       246              246               864              864
-------------------------------------------------------------------------------------------------------------------
      TOTAL LIABILITIES                              $     246        $     246         $  40,864        $  40,864
===================================================================================================================

         The Company uses Webster's Asset/Liability simulation model to estimate the fair value of its residential mortgage loans. Fair value is estimated by discounting the average expected cash flows over multiple interest rate paths. An arbitrage-free trinomial lattice term structure model generates the interest rate paths. The month-end LIBOR/Swap yield curve and swap option volatilities are used as the input for deriving forward rates for future months. Cash flows for all instruments are created for each rate path using product specific behavioral models and account specific system data. Discount rates are matched with the time period of the expected cash flow. The Asset/Liability simulation software is enhanced with a mortgage prepayment model and a Collateralized Mortgage Obligation database provided by two leading financial software companies. Instruments with explicit options (i.e., caps, floors, puts and calls) and implicit options (i.e., prepayment and early withdrawal ability) require such a rate and cash flow modeling approach to more accurately quantify value. A spread is added to the discount rates to reflect credit and option risks embedded in each instrument. Spreads and prices are calibrated to observable market instruments when available or to estimates based on industry standards.

         The carrying amounts for interest-bearing deposits other than time deposits approximate fair value since they mature in 90 days or less and do not present unanticipated credit concerns. The fair value of securities (see Note 2) is estimated based on prices or quotations received from third parties or pricing services. The carrying amount for the Series A Preferred Stock for 2000 approximates fair value since the maturity date was less than 30 days.

         Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings or any part of a particular financial instrument. Because no active market exists for a significant portion of the Company's financial instruments, fair value estimates are based on judgements regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These factors are subjective in nature and involve uncertainties and matters of significant judgement and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

NOTE 10: SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)


2001
-----------------------------------------------------------------------------------------------------------------------
(In Thousands, Except Share Data)             First Quarter        Second Quarter      Third Quarter     Fourth Quarter
-----------------------------------------------------------------------------------------------------------------------
Net Interest Income                             $  15,011             $  14,568          $  14,520         $  13,972
Provision for Loan Losses                              30                    30                 30                 -
Noninterest Expenses                                  181                    81                 59                63
                                              -------------------------------------------------------------------------
NET INCOME                                         14,800                14,457             14,431            13,909
Preferred Dividends                                   216                   215                216               216
                                              -------------------------------------------------------------------------
Net Income Available to Common
       Shareholder                              $  14,584             $  14,242          $  14,215         $  13,693
                                              =========================================================================
Net Income Per Common Share
       Basic                                    $ 145,837             $ 142,420          $ 142,150         $ 136,929
                                              =========================================================================
       Diluted                                  $ 145,837             $ 142,420          $ 142,150         $ 136,929
                                              =========================================================================

2000
-----------------------------------------------------------------------------------------------------------------------
(In Thousands, Except Share Data)             First Quarter        Second Quarter      Third Quarter     Fourth Quarter
-----------------------------------------------------------------------------------------------------------------------
Net Interest Income                             $  16,329             $  16,283          $  16,369         $  16,331
Provision for Loan Losses                             110                    20                 30                30
Gain (Loss) on Sale of Securities                      96                    (2)                 -                 -
Noninterest Expenses                                  883                   874                890               887
                                              -------------------------------------------------------------------------
NET INCOME                                         15,432                15,387             15,449            15,414
Preferred Dividends                                   216                   215                216               216
                                              -------------------------------------------------------------------------
Net Income Available to Common
       Shareholder                              $  15,216             $  15,172          $  15,233         $  15,198
                                              =========================================================================
Net Income Per Common Share
       Basic                                    $ 152,160             $ 151,720          $ 152,330         $ 151,979
                                              =========================================================================
       Diluted                                  $ 152,160             $ 151,720          $ 152,330         $ 151,979
                                              =========================================================================


A COPY OF WEBSTER PREFERRED CAPITAL CORPORATION'S 2001 ANNUAL REPORT WILL BE PROVIDED TO SHAREHOLDERS UPON REQUEST.


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

         The persons who are current directors and executive officers of the Company are as follows:

NAME                           AGE         POSITION AND OFFICES HELD
----                           ---         -------------------------
Ross M. Strickland              52         President and Director

Harriet Munrett Wolfe           48         Director

William J. Healy                57         Director

Gregory S. Madar                39         Senior Vice President, Treasurer and
                                           Assistant Secretary

John D. Benjamin                54         Senior Vice President and Secretary

         The following is a summary of the experience of the officers and directors of the Company:

         Ross M. Strickland is the President and a director of the Company. He is also the Executive Vice President -- Mortgage Banking of Webster and Webster Bank, positions he has held since his employment began in 1991. Prior to joining Webster Bank, he was Executive Vice President of Residential Lending with the former Northeast Savings, F.A., Hartford, Connecticut, from 1988 to 1991. Prior to joining Northeast Savings, he was National Sales Manager, Credit Resources Group, for Shearson Lehman Brothers.

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

         William J. Healy is a director of the Company. He is also the Executive Vice President and Chief Financial Officer of Webster and Webster Bank, positions he has held since April 2001. Prior to joining Webster, Mr. Healy was Executive Vice President and Chief Financial Officer of Summit Bancorp, a bank holding company in Princeton, NJ. From 1994 to 1998, Mr. Healy was Executive Vice President and Controller for Summit. He joined Summit in 1973, after working for KPMG Peat Marwick for several years as a supervising senior accountant and senior accountant.

         Gregory S. Madar is the Senior Vice President, Treasurer and Assistant Secretary of the Company. He served as the Secretary of the Company from March 1997 to March 1999. He is also Senior Vice President and Controller of Webster Bank. Mr. Madar, a Certified Public Accountant, joined Webster Bank in 1995 as Vice President and Tax Manager and was elected Senior Vice President and Assistant Controller in January 2000. In February 2002, he was promoted to Senior Vice President and Controller. Prior to joining Webster Bank, he was Controller of Millane Nurseries, Inc. from 1993 to 1995. Prior to joining Millane Nurseries, he was a tax manager with KPMG LLP ("KPMG") in Hartford. He was associated with KPMG from 1987 to 1993.

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


SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and officers and persons who own more than 10% of its Series A Preferred Stock or Series B Preferred Stock to file with the SEC initial reports of ownership of the Company's equity securities and to file subsequent reports when there are changes in such ownership. Based on a review of reports submitted to the Company, the Company believes that during the fiscal year ended December 31, 2001, all Section 16(a) filing requirements applicable to the Company's officers, directors and more than 10% owners were complied with on a timely basis.


ITEM 11. EXECUTIVE COMPENSATION

         The Company currently has three officers, none of whom receive separate compensation as employees of the Company. The Company has retained an advisor to perform certain functions pursuant to an Advisory Service Agreement described below under "The Advisor." Each officer of the Company currently is also an officer of Webster Bank. The Company maintains corporate and accounting records that are separate from those of Webster Bank and any of Webster Bank's affiliates.

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

         The Advisory Agreement had an initial term of two years, and has been renewed for additional one-year periods. It will continue to be renewed until notice of nonrenewal is delivered by either party to the other party. The Advisory Agreement may be terminated by the Company at any time upon 90 days' prior written notice. The Advisor is entitled to receive an advisory fee equal to $186,000 per year beginning January 1, 2002 with respect to the advisory services provided by it to the Company, as per the amended agreement adopted on December 11, 2001. The fee may be revised to reflect changes in the actual costs incurred by the Advisor in providing services.

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


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The executive officers and directors of the Company do not own any shares of stock in the Company.


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

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)   The following financial statements are filed as a part of this Report:

         Statements of Condition at December 31, 2001 and 2000

         Statements of Income for years ended December 31, 2001, 2000 and 1999

         Statements of Shareholders' Equity for years ended December 31, 2001, 2000 and 1999

         Statements of Cash Flows for years ended December 31, 2001, 2000 and
         1999

         Notes to Financial Statements

         Independent Auditors' Report

(a)(2) There are no financial statement schedules which are required to be filed as part of this form.

(a)(3) See Index to Exhibits on page 33 for all exhibits filed herewith or incorporated by reference and the Index to Exhibits.

(b)      No reports on Form 8-K were filed during the fourth quarter of 2001.

(c) There are no financial statements and financial statement schedules which were excluded from this Report which are required to be included herein.

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


                                        WEBSTER PREFERRED CAPITAL CORPORATION
                                        -------------------------------------
                                                     Registrant


                                  BY: /s/ Ross M. Strickland
                                      ------------------------------------------
                                      Ross M. Strickland, President and Director


                                        Date: March 14, 2002


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 14, 2002.


By: /s/ Ross M. Strickland
    --------------------------------------------------
        Ross M. Strickland, President and Director
        (Principal Executive Officer)


By: /s/ Gregory S. Madar
    --------------------------------------------------
        Gregory S. Madar, Senior Vice President,
        Treasurer and Assistant Secretary
        (Principal Financial and Accounting Officer)


By: /s/ William J. Healy
    --------------------------------------------------
        William J. Healy, Director


By: /s/ Harriet Munrett Wolfe
    --------------------------------------------------
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

     3.3 Certificate of Amendment for the Series B 8.625% Cumulative Redeemable Preferred Stock of 3.3 the Company (incorporated herein by reference from Exhibit 3.3 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31,
                  1997).

     3.4 Amended and Restated By-Laws of the Company (incorporated herein by reference from Exhibit 3.4 3.4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

     4.1 Specimen of certificate representing the Series A 7.375% Cumulative Redeemable Preferred 4.1 Stock of the Company (incorporated herein by reference from Exhibit 4.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

     4.2 Specimen of certificate representing the Series B 8.625% Cumulative Redeemable Preferred 4.2 Stock of the Company (incorporated herein by reference from Exhibit 4.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

    10.1 Mortgage Assignment Agreement, made as of March 17, 1997, by and between Webster Bank and 10.1 the Company (incorporated herein by reference from Exhibit 10.1 to the Company's Registration Statement on Form S-11 (File No. 333-38685) filed with the Securities and Exchange Commission (the "SEC") on October 24, 1997).

    10.2 Master Service Agreement, dated March 17, 1997, between Webster Bank and the Company 10.2 (incorporated herein by reference from Exhibit 10.2 to the Company's Registration Statement on Form S-11 (File No. 333-38685) filed with the SEC on October 24, 1997).

    10.3 Advisory Service Agreement, made as of October 20, 1997, by and between Webster Bank and the 10.3 Company (incorporated herein by reference from Exhibit 10.3 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31,
                  1997).

    21 Subsidiaries of the Company (incorporated herein by reference from Exhibit 21 to the 21 Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).