Form 10-Q
period 2002-03-31
WEBSTER PREFERRED CAPITAL CORP
filed 2002-05-13
CIK 1047865

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter ended March 31, 2002

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from               to


     Commission File Number:   0-23513
                              ---------


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

         The number of shares outstanding of each of the registrant's classes of common stock, as of March 31, 2002 is: 100 shares

WEBSTER PREFERRED CAPITAL CORPORATION


                                      INDEX




                                                                                                               PAGE
                                                                                                               ----
PART I - FINANCIAL INFORMATION (UNAUDITED)

ITEM 1.  Financial Statements:

             Statements of Condition at March 31, 2002 and December 31, 2001.................................    3

             Statements of Income for the Three Months Ended March 31, 2002 and March 31, 2001 ..............    4

             Statements of Cash Flows for the Three Months Ended March 31, 2002 and March 31, 2001...........    5

             Notes to Financial Statements...................................................................    6

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations...............    9

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk..........................................   13

PART II - OTHER INFORMATION..................................................................................   14

SIGNATURE    ................................................................................................   15


WEBSTER PREFERRED CAPITAL CORPORATION



 ITEM 1.  FINANCIAL STATEMENTS

 STATEMENTS OF CONDITION


                                                                               (UNAUDITED)
(Dollars in Thousands, Except Share and Per Share Data)                       March 31, 2002     December 31, 2001
------------------------------------------------------------------------------------------------------------------
ASSETS

Cash                                                                            $     847            $   3,850
Interest-bearing deposits                                                         258,500              167,500
Mortgage-backed securities available for sale, at fair value (Note 2)             148,744              158,543
Residential mortgage loans, net (Note 3)                                          525,806              588,747
Accrued interest receivable                                                         3,373                3,562
Other real estate owned                                                               103                   88
Prepaid expenses and other assets                                                   1,494                6,382
------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                    $ 938,867            $ 928,672
==================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY

Accrued dividends payable                                                       $     180            $     181
Accrued expenses and other liabilities                                                  8                   65
------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                     188                  246
------------------------------------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY

Series B 8.625% cumulative redeemable preferred stock, liquidation preference
     $10 per share; par value $1.00 per share; 1,000,000 shares authorized,
     issued and outstanding                                                         1,000                1,000
Common stock, par value $.01 per share:
     Authorized - 1,000 shares
     Issued and outstanding - 100 shares                                                1                    1
Paid-in capital                                                                   928,799              928,799
Retained earnings (distributions in excess of accumulated earnings)                 9,069               (2,586)
Accumulated other comprehensive (loss) income                                        (190)               1,212
------------------------------------------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                                                        938,679              928,426
------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                      $ 938,867            $ 928,672
==================================================================================================================


See accompanying notes to financial statements.

WEBSTER PREFERRED CAPITAL CORPORATION
STATEMENTS OF INCOME (unaudited)




                                                                      Three Months Ended March 31,
(Dollars In Thousands, Except Per Share Data)                           2002                   2001
-------------------------------------------------------------------------------------------------------
Interest Income:
Loans                                                               $   9,044                $  13,191
Securities and interest bearing deposits                                3,412                    1,820
-------------------------------------------------------------------------------------------------------
        Total interest income                                          12,456                   15,011
Provision for loan losses (Note 3)                                         --                       30
-------------------------------------------------------------------------------------------------------
Interest income after provision for loan losses                        12,456                   14,981

Noninterest Expense:
Advisory fee expense paid to parent                                        47                       39
Dividends on mandatorily redeemable preferred stock                        --                      123
Other noninterest expenses                                                 24                       19
-------------------------------------------------------------------------------------------------------
        Total noninterest expense                                          71                      181

Income before taxes                                                    12,385                   14,800
Income taxes                                                               --                       --
-------------------------------------------------------------------------------------------------------
NET INCOME                                                             12,385                   14,800
Preferred stock dividends                                                 216                      216
-------------------------------------------------------------------------------------------------------

Net income available to common shareholder                          $  12,169                $  14,584
=======================================================================================================

Net income per common share:
               Basic                                                $ 121,693                $ 145,837
               Diluted                                              $ 121,693                $ 145,837
-------------------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)



                                                                      Three Months Ended March 31,
(In Thousands)                                                         2002                    2001
-------------------------------------------------------------------------------------------------------

Net Income                                                          $  12,385                $  14,800

Other comprehensive (loss) income:
   Unrealized net holding (loss) gain on securities
   available for sale arising during the period                        (1,402)                     854
-------------------------------------------------------------------------------------------------------
Comprehensive income                                                $  10,983                $  15,654
=======================================================================================================



See accompanying notes to financial statements.

WEBSTER PREFERRED CAPITAL CORPORATION
STATEMENTS OF CASH FLOWS (unaudited)



                                                                                    Three Months Ended March 31,
(Dollars In Thousands)                                                                2002                2001
------------------------------------------------------------------------------------------------------------------

OPERATING ACTIVITIES:
Net income                                                                          $ 12,385            $ 14,800
Adjustments to reconcile net income to net cash provided by operating activities:
         Provision for loan losses                                                        --                  30
         Amortization on mortgage premiums                                                50                  50
         Accretion of securities discount                                                (69)                (26)
         Amortization of net deferred loan costs                                         319                 169
         Decrease in accrued interest receivable                                         189                 283
         Decrease in accrued liabilities                                                 (58)               (622)
         Decrease (increase) in prepaid expenses and other assets                      4,888              (1,531)
------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                             17,704              13,153
------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
Principal repayments on mortgage-backed securities                                     8,466               1,434
Proceeds from OREO sale                                                                   88                 301
(Increase) decrease in interest-bearing deposits                                     (91,000)             27,150
Principal repayments of loans, net                                                    62,469              32,661
------------------------------------------------------------------------------------------------------------------
Net cash (used) provided by investing activities                                     (19,977)             61,546
------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
Redemption of Series A preferred stock                                                    --             (40,000)
Dividends paid on common and preferred stock                                            (730)            (50,216)
------------------------------------------------------------------------------------------------------------------
Net cash used by financing activities                                                   (730)            (90,216)
------------------------------------------------------------------------------------------------------------------

Decrease in cash and cash equivalents                                                 (3,003)            (15,517)
Cash and cash equivalents at beginning of period                                       3,850              16,996
------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                          $    847            $  1,479
==================================================================================================================

SUPPLEMENTAL DISCLOSURES:
       Income taxes paid                                                            $     --            $     --
       Interest paid                                                                      --                  --

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITY:
       Transfer of residential mortgage loans to other real estate
          owned                                                                     $    103            $     96
------------------------------------------------------------------------------------------------------------------

See accompanying notes to financial statements.


WEBSTER PREFERRED CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1: BASIS OF PRESENTATION

The accompanying financial statements represent the accounts of Webster Preferred Capital Corporation (the "Company" or "WPCC") and have been prepared in conformity with accounting principles generally accepted in the United States of America. The statements include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All adjustments were of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results which may be expected for the year as a whole. These financial statements should be read in conjunction with the financial statements and notes thereto included in WPCC's 2001 Annual Report on Form 10-K. The Company has no subsidiaries. The Company has no changes in or disagreements with its outside accountants on accounting and financial disclosures.

NOTE 2: MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE, AT FAIR VALUE

The following table sets forth certain information regarding the mortgage-backed securities:



(In Thousands)
---------------------------------------------------------------------------------------------------------
                                     Amortized         Unrealized         Unrealized           Estimated
March 31, 2002                            Cost              Gains             Losses          Fair Value
---------------------------------------------------------------------------------------------------------
   Available for sale portfolio       $148,934           $    957           $ (1,147)           $148,744
=========================================================================================================



---------------------------------------------------------------------------------------------------------
                                     Amortized         Unrealized         Unrealized           Estimated
December 31, 2001                         Cost              Gains             Losses          Fair Value
---------------------------------------------------------------------------------------------------------
   Available for sale portfolio       $157,331           $  1,326           $   (114)           $158,543
=========================================================================================================



The weighted average expected yield at March 31, 2002 is 6.61%. Although the stated final maturity of these securities is long-term, the weighted average life is much shorter due to anticipated prepayments. At March 31, 2002 and December 31, 2001, all mortgage-backed securities available for sale were issued by government or government-sponsored agencies.

There were no sales of mortgage-backed securities in the first quarters of 2002 and 2001.

WEBSTER PREFERRED CAPITAL CORPORATION

--------------------------------------------------------------------------------

NOTE 3:  RESIDENTIAL  MORTGAGE LOANS, NET

A summary of the Company's residential mortgage loans, net, follows:


                                                             March 31,               December 31,
                                                               2002                     2001
-------------------------------------------------------------------------------------------------
                                                              Carrying                 Carrying
(In Thousands)                                                 Amount                   Amount
-------------------------------------------------------------------------------------------------

Fixed-Rate Loans:
       15 yr. Loans                                          $  71,833                $  78,772
       20 yr. Loans                                              4,201                    4,533
       25 yr. Loans                                              2,386                    2,510
       30 yr. Loans                                            169,738                  184,505
-------------------------------------------------------------------------------------------------

        Total Fixed-Rate Loans                                 248,158                  270,320
-------------------------------------------------------------------------------------------------
Variable-Rate Loans:
       15 yr. Loans                                              2,501                    3,109
       20 yr. Loans                                              5,113                    5,534
       25 yr. Loans                                              4,298                    4,723
       30 yr. Loans                                            266,030                  305,019
-------------------------------------------------------------------------------------------------

        Total variable-rate loans                              277,942                  318,385
-------------------------------------------------------------------------------------------------

       Total residential mortgage loans                        526,100                  588,705


       Premiums and deferred costs on loans, net                 1,812                    2,181
       Less: allowance for loan losses                          (2,106)                  (2,139)
-------------------------------------------------------------------------------------------------
       Residential mortgage loans, net                       $ 525,806                $ 588,747
=================================================================================================



As of March 31, 2002 approximately 47.2% of the Company's residential mortgage loans were fixed-rate loans and approximately 52.8% were adjustable-rate loans.

A detail of the change in the allowance for loan losses, for the periods indicated follows:


                                       Three Months Ended     Three Months Ended
(In Thousands)                           March 31, 2002         March 31, 2001
--------------------------------------------------------------------------------

Balance at beginning of period              $ 2,139                $ 2,059
Provision charged to operations                  --                     30
Charge-offs                                     (33)                   (10)
Recoveries                                       --                     --
--------------------------------------------------------------------------------
Balance at end of period                    $ 2,106                $ 2,079
================================================================================

WEBSTER PREFERRED CAPITAL CORPORATION

--------------------------------------------------------------------------------

NOTE 4:  SERVICING

The mortgage loans owned by the Company are serviced by Webster Bank pursuant to the terms of a servicing agreement. Webster Bank in its role as servicer under the terms of the servicing agreement is herein referred to as the "Servicer." The Servicer receives fees at an annual rate of (i) 8 basis points for fixed-rate loan servicing and collection, (ii) 8 basis points for variable-rate loan servicing and collection and (iii) 5 basis points for all other services to be provided, as needed, in each case based on the daily outstanding balances of all the Company's loans for which the Servicer is responsible. The Company estimates that the fees paid to Webster Bank for servicing approximate fees that would be paid if the Company operated as an unaffiliated entity. Servicing fees paid for the three months ended March 31, 2002 and 2001 were $111,000 and $151,000, respectively. Servicing fees are included in interest income on the Statements of Income, as they are classified as a reduction in yield to the Company.

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

WEBSTER PREFERRED CAPITAL CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

GENERAL
-------

The Company is a subsidiary of Webster Bank and was incorporated in March 1997 to provide a cost-effective means of raising funds, including capital, on a consolidated basis for Webster Bank. Total assets at March 31, 2002 and December 31, 2001 were $938.9 million and $928.7 million, respectively, consisting primarily of residential mortgage loans and mortgage-backed securities.

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

CHANGES IN FINANCIAL CONDITION
------------------------------

Total assets were $938.9 million at March 31, 2002, an increase of $10.2 million from $928.7 million at December 31, 2001. The increase in total assets is primarily attributable to a $91.0 million increase in interest-bearing deposits, partially offset by declines in loans ($62.9 million) and securities ($10.8 million). This increase was funded by net income of $12.4 million. Shareholders' equity was $938.7 million at March 31, 2002 and $928.4 million at December 31, 2001.

The reduction in loans and securities was due to scheduled payments as well as prepayments. Prepayments accelerated during the first quarter of 2002 due to the declining interest rate environment. Cash proceeds from loan payments were invested in interest-bearing deposits, which increased $91.0 million. The decrease in other assets from $6.4 million to $1.5 million was due to a reduction in the balance of mortgage payments collected by Webster Bank, the Company's loan servicer, but remitted subsequent to quarter end.

ASSET QUALITY
-------------

The Company maintains asset quality by investing in residential real estate loans that have been conservatively underwritten and by aggressively managing nonperforming assets. At March 31, 2002, residential real estate loans comprised the entire loan portfolio. The Company also invests in government agency or government-sponsored agency issued mortgage-backed securities.

The following table details the Company's nonperforming assets at March 31, 2002 and December 31, 2001:

                                                   March 31,     December 31,
(In Thousands)                                       2002            2001
--------------------------------------------------------------------------------
Loans accounted for on a nonaccrual basis:
        Residential fixed-rate loans                 $216            $120
        Residential variable-rate loans               407             425
--------------------------------------------------------------------------------
           Total nonperforming loans                  623             545
Other Real Estate Owned                               103              88
--------------------------------------------------------------------------------
           Total nonperforming assets                $726            $633
================================================================================

At both March 31, 2002 and December 31, 2001, the allowance for loan losses was approximately $2.1 million, or 338% and 392% of nonperforming loans, respectively. Management believes that the allowance for loan losses is adequate to cover expected losses in the portfolio.

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

Dividends on the Series B Preferred Stock are payable at the rate of 8.625% per annum (an amount equal to $.8625 per annum per share), in all cases if, when and as declared by the Board of Directors of the Company. Dividends on the preferred shares are cumulative and, if declared, payable on January 15, April 15, July 15 and October 15 in each year. The Company periodically makes dividend payments on its common stock in accordance with Company by-laws. Common stock dividends are paid to comply with REIT qualification rules. REIT qualification rules require that 90% of net taxable income for the year be distributed to shareholders. In April 2002, the Company declared and paid a return of capital dividend to the Company's common shareholder of $200 million. Accelerated prepayments during the second half of 2001 and the first quarter of 2002 resulted in increased cash levels for the Company. This dividend returns the cash to the Company's common shareholder.

ASSET/LIABILITY MANAGEMENT
--------------------------

The goal of the Company's asset/liability management policy is to manage interest-rate risk so as to maximize net interest income over time in changing interest-rate environments while maintaining acceptable levels of market risk. The Company prepares estimates of the level of prepayments and the effect of such prepayments on the level of future earnings due to reinvestment of funds at rates different than those that currently exist. The Company is unable to predict future fluctuations in interest rates. The market values of certain of the Company's financial assets are sensitive to fluctuations in market interest rates. The market values of fixed-rate loans and mortgage-backed securities tend to decline in value as interest rates rise. If interest rates decrease, the market value of loans and mortgage-backed securities generally will tend to increase with the level of prepayments also normally increasing. The interest income earned on the Company's variable-rate interest-sensitive instruments, which represent primarily variable-rate mortgage loans, may change due to changes in quoted interest-rate indices. The variable-rate mortgage loans generally reprice based on a stated margin over U.S. Treasury Securities indices of varying maturities, the terms of which are established at the time that the loan is closed. At March 31, 2002, 52.8% of the Company's residential mortgage loans were variable-rate loans.

WEBSTER PREFERRED CAPITAL CORPORATION

--------------------------------------------------------------------------------


RESULTS OF OPERATIONS
---------------------

For the three months ended March 31, 2002 and 2001, the Company reported net income of $12.4 million and $14.8 million, respectively, or $121,693 and $145,837, respectively, per common share on a diluted basis.

Total interest income for the three months ended March 31, 2002 and 2001 amounted to $12.5 million and $15.0 million, respectively, net of servicing fees. The following table shows the major categories of average interest-earning assets, together with their respective interest income and the rates earned by the Company:



                                        Three Months Ended March 31, 2002           Three Months Ended March 31, 2001
                                    Average         Interest         Average     Average        Interest          Average
(In Thousands)                      Balance          Income           Yield      Balance         Income            Yield
-------------------------------------------------------------------------------------------------------------------------

Mortgage Loans                     $568,100        $  9,044           6.37%     $764,765        $ 13,191           6.90%
Mortgage-Backed Securities          153,139           2,492           6.51%       76,833           1,219           6.35%
Interest Bearing Deposits           205,317             920           1.79%       46,273             601           5.20%
-------------------------------------------------------------------------------------------------------------------------
     Total                         $926,556        $ 12,456           5.38%     $887,871        $ 15,011           6.76%
=========================================================================================================================



The decline in interest income of $2.6 million, or 17.0%, from first quarter 2001 to first quarter 2002 was due to a decline in yield on earning assets. Due to the declining interest rate environment during 2001 and 2002, mortgage prepayments accelerated. These assets were replaced with ones earning a lower yield. In addition, this lower rate environment effected the yield earned on deposits, which declined by 341 basis points.

There was no provision for loan losses for the three months ended March 31, 2002. The provision for loan losses for the three months ended March 31, 2001 was $30,000. The change in the provision for loan losses is reflective of the decrease in the total residential portfolio, due to accelerated prepayments in mortgage loans.

There were no sales of mortgage-backed securities for the three months ended March 31, 2002 and March 31, 2001.

Noninterest expenses for the three months ended March 31, 2002 and 2001 amounted to $71,000 and $181,000, respectively, and included advisory fees and dividends on Series A Preferred Stock. The Series A redemption on January 15, 2001 reduced noninterest expenses by $123,000 for the current period from the three months ended March 31, 2001. No significant income tax expense was recorded for either three month periods ended March 31, 2002 and 2001.


RECENT FINANCIAL ACCOUNTING STANDARDS
-------------------------------------

On October 3, 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This Statement also supersedes the accounting and reporting provisions of APB Opinion No. 30 "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The changes in this Statement improve financial reporting by requiring that one accounting model be used for long-lived assets to be disposed of by broadening the presentation of discontinued operations to include more disposal transactions. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The provisions of this Statement are to be applied prospectively. The Company adopted SFAS No. 144 effective January 1, 2002 without any material impact on its financial statements.

WEBSTER PREFERRED CAPITAL CORPORATION

--------------------------------------------------------------------------------


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

In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." Statement No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement No. 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of Statement No. 142. Statement No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Company adopted the provisions of Statement No. 141 effective July 1, 2001 and the provisions of Statement No. 142 effective January 1, 2002, without a material impact on its financial statements.

In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", a replacement of SFAS No. 125. SFAS No. 140 addresses implementation issues that were identified in applying SFAS No. 125. This statement revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of the provisions of SFAS No. 125 without reconsideration. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. SFAS No. 140 is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. This statement is to be applied prospectively with certain exceptions. Other than those exceptions, earlier or retroactive application is not permitted. The Company implemented SFAS No. 140 effective April 1, 2001 without any material impact on its financial statements.

FORWARD LOOKING STATEMENTS
--------------------------

This report contains forward-looking statements within the meaning of the Securities Exchange Act of 1934, as amended. Actual results, performance or developments may differ materially from those expressed or implied by such forward-looking statements as a result of market uncertainties and other factors. Some important factors that would cause actual results to differ from those in any forward-looking statements include changes in interest rates and the general economy in the Connecticut market area where a substantial portion of the real estate securing the Company's loans are located, legislative and regulatory changes, changes in tax laws and policies, and changes in accounting policies, principles or guidelines. Such developments could have an adverse impact on the Company's financial position and results of operations. An example of such a forward-looking statement is the "Quantitative and Qualitative Disclosures About Market Risk" section in Management's Discussion and Analysis.

WEBSTER PREFERRED CAPITAL CORPORATION

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------------------

The following table summarizes the estimated market value of the Company's interest-sensitive assets and interest-sensitive liabilities at March 31, 2002 and December 31, 2001 and the projected change to market values if interest rates instantaneously increase or decrease by 100 basis points.


                                                                                   Estimated Market Value Impact
                                                                               --------------------------------------
(In Thousands)                                  Book Value        Market Value         -100 BP            +100 BP
---------------------------------------------------------------------------------------------------------------------

AT MARCH 31, 2002
Interest Sensitive Assets:
      Mortgage-backed securities                 $148,744           $148,744            $ 6,040           $ (7,110)
      Variable-rate residential loans             277,942            271,199              4,161             (5,328)
      Fixed-rate residential loans                248,158            258,925              9,214            (10,907)
---------------------------------------------------------------------------------------------------------------------
Total net assets                                 $674,844           $678,868            $19,415           $(23,345)
=====================================================================================================================

AT DECEMBER 31, 2001
Interest Sensitive Assets:
      Mortgage-backed securities                 $158,543           $158,543            $ 6,175           $ (7,605)
      Variable-rate residential loans             318,385            308,533              4,186             (4,829)
      Fixed-rate residential loans                270,320            287,009             10,579            (13,841)
---------------------------------------------------------------------------------------------------------------------
Total net assets                                 $747,248           $754,085            $20,940           $(26,275)
=====================================================================================================================


Interest-sensitive assets, net of interest-sensitive liabilities, when impacted by an instantaneous 100 basis point rate decrease results in a projected increase in net market value of $19.4 million at March 31, 2002 compared to a projected increase in net market value of $20.9 million at December 31, 2001. These changes in net market value represent 2.86% of interest-sensitive assets at March 31, 2002 and 2.78% of interest-sensitive assets at December 31, 2001. Interest-sensitive assets, when impacted by an instantaneous 100 basis point rate increase results in a projected decrease in net market value of $23.3 million at March 31, 2002 compared to a projected decrease in net market value of $26.3 million at December 31, 2001. These changes in net market value represent 3.44% of interest-sensitive assets at March 31, 2002 and 3.48% of interest-sensitive assets at December 31, 2001. Changes in the projected net market value due to an instantaneous 100 basis point rate increase or decrease when comparing such amounts at March 31, 2002 and December 31, 2001 are a result of changes in outstanding balances of the assets and an overall decline in market interest rates.

Based on the Company's asset/liability mix at March 31, 2002, simulation analyses project that an instantaneous 100 basis point increase in interest rates would increase net interest income over the next twelve months by approximately 6.9%. An instantaneous 100 basis point decrease in interest rates would decrease net interest income by approximately 6.8%.

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

These assumptions are inherently uncertain and, as a result, the simulation analyses cannot precisely estimate the impact that higher or lower rate environments will have on net interest income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes, changes in cash flow patterns and market conditions, as well as changes in management's strategies. Management believes that the Company's interest-rate risk position at March 31, 2002, represents a reasonable level of risk.

WEBSTER PREFERRED FINANCIAL CORPORATION

PART II - OTHER INFORMATION
--------------------------------------------------------------------------------

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

In April 2002, the directors of the Company approved a return of capital dividend to the Company's common shareholder of $200 million. This dividend was paid by April 30, 2002.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

         Not applicable.

(b) No reports on Form 8-K were filed during the quarter ended March 31, 2002.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              WEBSTER PREFERRED CAPITAL CORPORATION
                              -------------------------------------
                                         Registrant



                              BY: /s/ Gregory S. Madar
                                  ----------------------------------------------
                                  Gregory S. Madar,
                                  Senior Vice President,
                                  Treasurer & Assistant Secretary
                                  Principal Financial and Accounting Officer

                              Date: May 13, 2002