Form 10-Q
period 2002-06-30
WEBSTER PREFERRED CAPITAL CORP
filed 2002-08-13
CIK 1047865

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter ended June 30, 2002

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

     The number of shares outstanding of each of the registrant's classes of common stock, as of July 31, 2002 is: 100 shares.

WEBSTER PREFERRED CAPITAL CORPORATION



                                      INDEX



                                                                                                               Page
                                                                                                               ----
PART I - FINANCIAL INFORMATION

Item 1.  Interim Financial Statements:

             Statements of Condition at June 30, 2002 (unaudited) and December 31, 2001......................    3

             Statements of Income for the Three and Six Months Ended June 30, 2002 and 2001 (unaudited) .....    4

             Consolidated Statements of Comprehensive Income for the Three and Six Months
             Ended June 30, 2002 and 2001 (unaudited)........................................................    4

             Statements of Cash Flows for the Six Months Ended June 30, 2002 and 2001 (unaudited)............    5

             Notes to the Interim Financial Statements.......................................................    6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations...............    9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk..........................................   14

PART II - OTHER INFORMATION..................................................................................   15

SIGNATURES ..................................................................................................   16



WEBSTER PREFERRED CAPITAL CORPORATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

                             STATEMENTS OF CONDITION

                                                                                  (unaudited)
(Dollars in thousands, except share data)                                        June 30, 2002     December 31, 2001
-----------------------------------------------------------------------------------------------------------------------
ASSETS

Cash                                                                               $ 18,177           $  3,850
Interest-bearing deposits                                                            86,500            167,500
Mortgage-backed securities available for sale, at fair value (Note 2)               144,898            158,543
Residential mortgage loans, net (Note 3)                                            488,167            588,747
Accrued interest receivable                                                           2,414              3,562
Other real estate owned                                                                  79                 88
Prepaid expenses and other assets                                                       925              6,382
-----------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                       $741,160           $928,672
=======================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY

Accrued dividends payable                                                          $    181           $    181
Accrued expenses and other liabilities                                                   59                 65
-----------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                       240                246
=======================================================================================================================

SHAREHOLDERS' EQUITY

Series  B 8.625% cumulative redeemable preferred stock, liquidation preference
        $10 per share; par value $1.00 per share;
        1,000,000 shares authorized, issued and outstanding                           1,000              1,000
Common stock, par value $.01 per share:
        Authorized - 1,000 shares
        Issued and outstanding - 100 shares                                               1                  1
        Paid-in capital                                                             728,799            928,799
Retained earnings (distributions in excess of accumulated earnings)                   7,838             (2,586)
Accumulated other comprehensive income                                                3,282              1,212
----------------------------------------------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                                                          740,920            928,426
======================================================================================================================
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                        $ 741,160           $928,672
======================================================================================================================

See accompanying notes to interim financial statements

WEBSTER PREFERRED CAPITAL CORPORATION


                                          STATEMENTS OF INCOME (unaudited)


                                                   Three  Months Ended June 30,         Six Months Ended June 30,
(Dollars in thousands, except per share data)            2002        2001              2002              2001
--------------------------------------------------------------------------------------------------------------------
Interest Income:
Loans (Note 4)                                        $  8,319     $ 12,397          $ 17,363        $ 25,588
Securities and interest bearing deposits                 2,757        2,171             6,169           3,991
--------------------------------------------------------------------------------------------------------------------
        Total interest income                           11,076       14,568            23,532          29,579
Provision for loan losses (Note 3)                          --           30                --              60
--------------------------------------------------------------------------------------------------------------------
Interest income after provision for loan losses         11,076       14,538            23,532          29,519

Noninterest Expense:
Advisory fee expense paid to parent                         46           40                93              79
Dividends on mandatorily redeemable preferred stock         --           --                --             123
Other noninterest expense                                   46           41                70              60
--------------------------------------------------------------------------------------------------------------------
        Total noninterest expense                           92           81               163             262
--------------------------------------------------------------------------------------------------------------------
Income before taxes                                     10,984       14,457            23,369          29,257
Income taxes                                                --           --                --              --
--------------------------------------------------------------------------------------------------------------------
NET INCOME                                              10,984       14,457            23,369          29,257
Preferred stock dividends                                  215          215               431             431
--------------------------------------------------------------------------------------------------------------------

Net income available to common shareholder            $ 10,769     $ 14,242          $ 22,938        $ 28,826
====================================================================================================================

Net income per common share:
               Basic                                  $107,690     $142,420          $229,380        $288,260
               Diluted                                $107,690     $142,420          $229,380        $288,260

--------------------------------------------------------------------------------------------------------------------



                 STATEMENTS OF COMPREHENSIVE INCOME (unaudited)



                                                   Three  Months Ended June 30,         Six Months Ended June 30,
--------------------------------------------------------------------------------------------------------------------
(In thousands)                                              2002           2001            2002              2001
--------------------------------------------------------------------------------------------------------------------
Net Income                                            $   10,984     $   14,457        $ 23,369        $   29,257

Other comprehensive income (loss):
    Unrealized net holding gain (loss) on
    securities available for sale arising
    during the period                                      3,472           (486)          2,070               367

-----------------------------------------------------------------------------------------------------------------------
Comprehensive income                                  $   14,456     $   13,971        $ 25,439        $   29,624
=======================================================================================================================

See accompanying notes to interim financial statements

WEBSTER PREFERRED CAPITAL CORPORATION


                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                              Six Months Ended June 30,
                                                                              2002                   2001
---------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net income                                                                $  23,369              $  29,257
Adjustments to reconcile net income to net cash provided by
    operating activities:
         Provision for loan losses                                               --                     60
         Amortization of mortgage premiums                                      100                    100
         Accretion of securities discount                                      (117)                  (134)
         Amortization of net deferred loan costs                                465                    419
         Decrease in accrued interest receivable                              1,148                    527
         Decrease in accrued liabilities                                         (6)                  (604)
         Decrease (increase) in prepaid expenses and other assets             5,457                 (1,476)
---------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                    30,416                 28,149
---------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
Principal repayments on mortgage-backed securities                           15,832                  6,700
Proceeds from OREO sale                                                         191                    301
Decrease (increase) in interest-bearing deposits                             81,000                (16,570)
Principal repayments of loans, net                                           99,833                 72,842
---------------------------------------------------------------------------------------------------------------
Net cash provided by investing activities                                   196,856                 63,273
---------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
Redemption of Series A preferred stock                                           --                (40,000)
Return of capital dividend                                                 (200,000)                    --
Dividends paid on common and preferred stock                                (12,945)               (50,431)
---------------------------------------------------------------------------------------------------------------
Net cash used by financing activities                                      (212,945)               (90,431)
---------------------------------------------------------------------------------------------------------------
Increase in cash and cash equivalents                                        14,327                    991
Cash and cash equivalents at beginning of period                              3,850                 16,996
---------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                $  18,177              $  17,987
===============================================================================================================

SUPPLEMENTAL DISCLOSURES:
       Income taxes paid                                                  $      --              $      --
       Interest paid                                                      $      --              $      --

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITY:
       Transfer of residential mortgage loans to other real estate
           owned                                                          $     182              $      96
---------------------------------------------------------------------------------------------------------------

See accompanying notes to interim financial statements

WEBSTER PREFERRED CAPITAL CORPORATION

NOTES TO INTERIM FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


NOTE 1: BASIS OF PRESENTATION

The accompanying interim financial statements represent the accounts of Webster Preferred Capital Corporation (the "Company" or "WPCC") and have been prepared in conformity with accounting principles generally accepted in the United States of America. The statements include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All adjustments were of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results which may be expected for the year as a whole. These interim financial statements should be read in conjunction with the financial statements and notes thereto included in WPCC's 2001 Annual Report on Form 10-K. The Company has no subsidiaries. The Company has no changes in or disagreements with its outside accountants on accounting and financial disclosures.


NOTE 2: MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE, AT FAIR VALUE


The following table sets forth certain information regarding the mortgage-backed securities:


(In Thousands)                                                    Mortgage-Backed Securities
--------------------------------------------------------------------------------------------------------------------
                                                Amortized       Unrealized           Unrealized       Estimated Fair
June 30, 2002                                        Cost            Gains               Losses                Value
--------------------------------------------------------------------------------------------------------------------
      Available for Sale Portfolio              $141,616        $  3,282             $      --             $144,898
====================================================================================================================


--------------------------------------------------------------------------------------------------------------------
                                                Amortized       Unrealized          Unrealized        Estimated Fair
December 31, 2001                                    Cost            Gains              Losses                 Value
--------------------------------------------------------------------------------------------------------------------
      Available for Sale Portfolio              $ 157,331       $  1,326             $    (114)            $158,543
====================================================================================================================


The weighted average expected yield at June 30, 2002 is 6.49%. At June 30, 2002 and December 31, 2001, all mortgage-backed securities available for sale were issued by government or government-sponsored agencies.

There were no sales of mortgage-backed securities during the three and six months ended June 30, 2002 and 2001.

WEBSTER PREFERRED CAPITAL CORPORATION

-------------------------------------------------------------------------------


NOTE 3: RESIDENTIAL MORTGAGE LOANS, NET

A summary of the Company's residential mortgage loans, net, follows:


                                                             June 30,          December 31,
                                                              2002                2001
------------------------------------------------------------------------------------------
                                                            Carrying           Carrying
(In thousands)                                               Amount             Amount
------------------------------------------------------------------------------------------
Fixed-rate loans:
       15 yr. loans                                         $ 69,682           $ 78,772
       20 yr. loans                                            4,262              4,533
       25 yr. loans                                            2,344              2,510
       30 yr. loans                                          164,429            184,505
------------------------------------------------------------------------------------------

        Total fixed-rate loans                               240,717            270,320
------------------------------------------------------------------------------------------
Variable-rate loans:
       15 yr. loans                                            2,221              3,109
       20 yr. loans                                            4,107              5,534
       25 yr. loans                                            3,727              4,723
       30 yr. loans                                          237,884            305,019
------------------------------------------------------------------------------------------

        Total variable-rate loans                            247,939            318,385
------------------------------------------------------------------------------------------

Total residential mortgage loans                             488,656            588,705

     Premiums and deferred costs on loans, net                 1,617              2,181
     Less: allowance for loan losses                          (2,106)            (2,139)
------------------------------------------------------------------------------------------

Residential mortgage loans, net                             $488,167           $588,747
==========================================================================================



As of June 30, 2002, approximately 49.3% of the Company's residential mortgage loans are fixed-rate loans and approximately 50.7% are adjustable-rate loans.

A detail of the change in the allowance for loan losses, for the periods indicated follows:


                                                                   Six Months Ended
(In thousands)                                            June 30, 2002       June 30, 2001
---------------------------------------------------------------------------------------------
Balance at beginning of period                              $  2,139           $  2,059
Provision charged to operations                                   --                 60
Charge-offs                                                      (33)               (10)
Recoveries                                                        --                 --
---------------------------------------------------------------------------------------------
Balance at end of period                                    $  2,106           $  2,109
=============================================================================================

WEBSTER PREFERRED CAPITAL CORPORATION

-------------------------------------------------------------------------------

NOTE 4: SERVICING

The mortgage loans owned by the Company are serviced by Webster Bank pursuant to the terms of a servicing agreement. Webster Bank in its role as servicer under the terms of the servicing agreement is herein referred to as the "Servicer." The Servicer receives fees at an annual rate of (i) 8 basis points for fixed-rate loan servicing and collection, (ii) 8 basis points for variable-rate loan servicing and collection and (iii) 5 basis points for all other services to be provided, as needed, in each case based on the daily outstanding balances of all the Company's loans for which the Servicer is responsible. The services provided to the Company by Webster Bank are at the level of a sub-servicing arrangement. As such, the Company estimates that the fees paid to Webster Bank for servicing approximate fees that would be paid if the Company operated as an unaffiliated entity. Servicing fees paid for the three and six months ended June 30, 2002 were $101,000 and $212,000, and for the three and six months ended June 30, 2001 were $144,000 and $295,000, respectively. Servicing fees are included in interest income on the Statements of Income, as they are classified as a reduction in yield to the Company.

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

WEBSTER PREFERRED CAPITAL CORPORATION

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

GENERAL
-------

The Company is a subsidiary of Webster Bank and was incorporated in March 1997 to provide a cost-effective means of raising funds, including capital, on a consolidated basis for Webster Bank. Total assets at June 30, 2002 and December 31, 2001 were $741.2 million and $928.7 million, respectively, consisting primarily of residential mortgage loans and mortgage-backed securities.

The Company has elected to be treated as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986 (the "Code"), and will generally not be subject to federal income tax for as long as it maintains its qualification as a REIT, requiring among other things, that it currently distribute to stockholders at least 90% of its "REIT taxable income" (not including capital gains and certain items of noncash income). The following discussion of the Company's financial condition and results of operations should be read in conjunction with the Company's interim financial statements and other financial data included elsewhere herein.

CHANGES IN FINANCIAL CONDITION
------------------------------

Total assets, consisting primarily of residential mortgage loans and mortgage-backed securities, were $741.2 million at June 30, 2002, a decrease of $187.5 million from $928.7 million at December 31, 2001. The primary factors causing the decline in total assets were decreases in net loans of $100.6 million and interest-bearing deposits of $81.0 million. These funds were primarily used for a $200 million return of capital dividend to the Company's common shareholder and the $12.5 million payment of a common stock dividend. As a result of the return of capital dividend, shareholders' equity declined to $740.9 million at June 30, 2002 from $928.4 million at December 31, 2001.

Reductions in loans and securities was due to scheduled payments as well as prepayments. Prepayments accelerated during the later half of 2001 and the first half of 2002 due to the low interest rate environment. The decline in accrued interest receivable of $1.1 million is due to the decline in earning assets, as previously mentioned. The decrease in other assets from $6.4 million to $925,000 was due to a reduction in the balance of mortgage payments collected by Webster Bank, the Company's loan servicer, but remitted subsequent to quarter end.

ASSET QUALITY
-------------

The Company maintains asset quality by investing in residential real estate loans that have been conservatively underwritten and by aggressively managing nonperforming assets. At June 30, 2002, residential real estate loans comprised the entire loan portfolio. The Company also invests in government agency or government-sponsored agency issued mortgage-backed securities.

The following table details the Company's nonperforming assets at June 30, 2002 and December 31, 2001:

                                                                                         June 30,     December 31,
(In thousands)                                                                             2002           2001
------------------------------------------------------------------------------------------------------------------------
Loans accounted for on a nonaccrual basis:
        Residential fixed-rate loans                                                      $289            $120
        Residential variable-rate loans                                                    327             425
------------------------------------------------------------------------------------------------------------------------
                 Total nonperforming loans                                                 616             545
Other real estate owned                                                                     79              88
------------------------------------------------------------------------------------------------------------------------
        Total nonperforming assets                                                        $695            $633

========================================================================================================================

At both June 30, 2002 and December 31, 2001, the allowance for loan losses was approximately $2.1 million, or 342% and 392% of nonperforming loans, respectively. Management believes that the allowance for loan losses is adequate to cover probable losses inherent in the current portfolio.

WEBSTER PREFERRED CAPITAL CORPORATION

-------------------------------------------------------------------------------

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

ASSET/LIABILITY MANAGEMENT
--------------------------

The goal of the Company's asset/liability management policy is to manage interest-rate risk so as to maximize net interest income over time in changing interest-rate environments while maintaining acceptable levels of market risk. The Company prepares estimates of the level of prepayments and the effect of such prepayments on the level of future earnings due to reinvestment of funds at rates different than those that currently exist. The Company is unable to predict future fluctuations in interest rates. The market values of the Company's financial assets are sensitive to fluctuations in market interest rates. The market values of fixed-rate loans and mortgage-backed securities tend to decline in value as interest rates rise. If interest rates decrease, the market value of loans and mortgage-backed securities generally will tend to increase with the level of prepayments also normally increasing. The interest income earned on the Company's variable-rate interest-sensitive instruments, which represent primarily variable-rate mortgage loans, may change due to changes in quoted interest-rate indices. The variable-rate mortgage loans generally reprice based on a stated margin over U.S. Treasury Securities indices of varying maturities, the terms of which are established at the time that the loan is closed. At June 30, 2002, 50.7% of the Company's residential mortgage loans were variable-rate loans. Refer to Item 3, Quantitative and Qualitative Disclosure about Market Risk, for more information on WPCC's current asset/liability position.

WEBSTER PREFERRED CAPITAL CORPORATION

--------------------------------------------------------------------------------


Results of Operations
---------------------

For the three and six months ended June 30, 2002, the Company reported net income of $11.0 million and $23.4 million, respectively, or $107,690 and $229,380, respectively, per common share on a diluted basis, compared to the three and six months ended June 30, 2001 which amounted to $14.5 million and $29.3 million, respectively, or $142,420 and $288,260, respectively, per common share on a diluted basis.


The following table shows the major categories of average interest-earning assets, together with their respective interest income and the rates earned by the Company:



                                          THREE MONTHS ENDED JUNE 30, 2002         THREE MONTHS ENDED JUNE 30, 2001
                                         Average      Interest       Average      Average     Interest      Average
(In thousands)                           Balance       Income         Yield       Balance      Income        Yield
------------------------------------------------------------------------------------------------------------------------
Mortgage loans                         $514,390       $ 8,319         6.47%      $728,208      $12,397       6.81%
Mortgage-backed securities (a)          143,840         2,353         6.54%        72,910        1,244       6.83%
Interest bearing deposits                91,016           404         1.78%        90,871          927       4.08%
------------------------------------------------------------------------------------------------------------------------
     Total                             $749,246       $11,076         5.91%      $891,989      $14,568       6.53%
========================================================================================================================





                                           SIX MONTHS ENDED JUNE 30, 2002           SIX MONTHS ENDED JUNE 30, 2001
                                         Average      Interest       Average     Average     Interest       Average
(In thousands)                           Balance       Income         Yield      Balance      Income         Yield
------------------------------------------------------------------------------------------------------------------------
Mortgage loans                         $541,098       $17,363         6.42%      $746,386      $25,588       6.86%
Mortgage-backed securities (a)          147,673         4,845         6.56%        74,450        2,463       6.62%
Interest bearing deposits               147,850         1,324         1.79%        68,696        1,528       4.45%
------------------------------------------------------------------------------------------------------------------------
     Total                             $836,621       $23,532         5.63%      $889,532      $29,579       6.65%
========================================================================================================================

(a)      Unrealized gains are excluded from average balance


The decline in interest income for the current three and six months periods, of $3.5 million and $6.0 million or 24.0% and 20.4%, respectively, was due to a reduction in earning assets due to the return of capital dividend as well as a decline in yield on earning assets. Due to the declining interest rate environment during 2001 and 2002, mortgage prepayments accelerated. These assets were replaced with ones earning a lower yield. In addition, this lower interest rate environment effected the yield earned on deposits, which declined for the three and six months by 230 and 266 basis points, respectively.

There was no provision for loan losses for the three and six months ended June 30, 2002. The provision for loan losses for three and six months ended June 30, 2001, amounted to $30,000 and $60,000, respectively. The decline in the provision for loan losses is reflective of the decrease in the total residential portfolio, due to accelerated prepayments in mortgage loans, as well as the continued low level of nonperforming loans and charge-offs. The ratio of the allowance for loan losses to total loans has increased to 0.43% at June 30, 2002 from 0.36% at December 31, 2001 and 0.30% at June 30, 2001.

There were no sales of mortgage-backed securities for the three and six months ended June 30, 2002 and 2001.

Noninterest expenses (which include advisory fees) for the three and six months ended June 30, 2002 amounted to $92,000 and $163,000, respectively, compared to $81,000 and $262,000, respectively, for the same periods in the previous year. Noninterest expenses for the six months ended June 30, 2002 were lower than the same period in 2001 due to the inclusion in 2001 of $123,000 in Series A Preferred Stock dividends. This was partially offset for the three and six months ended June 30, 2002 by increases in advisory fees of $6,000 and $14,000, respectively. No significant income tax expense was recorded for either three or six month periods ended June 30, 2002 and 2001.

WEBSTER PREFERRED CAPITAL CORPORATION

--------------------------------------------------------------------------------

RECENT FINANCIAL ACCOUNTING STANDARDS
-------------------------------------

In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement amends FASB Statement No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002, with early application encouraged. Management does not expect any material impact on its financial statements when this statement is adopted.

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

WEBSTER PREFERRED CAPITAL CORPORATION

--------------------------------------------------------------------------------

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


SARBANES-OXLEY ACT OF 2002
--------------------------

On July 30, 2002 President Bush signed into law the Sarbanes-Oxley Act of 2002, landmark legislation on accounting reform and corporate governance. Although much of the Act is still being assessed, we do not anticipate any significant changes in the operations of, and reporting by, the Company as a result of the Act. In accordance with the requirements of the Sarbanes-Oxley Act, written certifications for this quarterly report on Form 10-Q by the chief executive officer and chief financial officer accompany this report as filed with the SEC.

WEBSTER PREFERRED CAPITAL CORPORATION

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------------------

The following table summarizes the estimated market value of the Company's interest-sensitive assets at June 30, 2002 and December 31, 2001 and the projected change to market values if interest rates instantaneously increase or decrease by 100 basis points.




                                                                                        Estimated Market Value Impact
                                                                                        -----------------------------
(In thousands)                                  Book Value        Market Value            -100 BP             +100 BP
----------------------------------------------------------------------------------------------------------------------
AT JUNE 30, 2002
Interest sensitive assets:
      Mortgage-backed securities               $144,898            $144,898               $ 3,228           $ (5,995)
      Variable-rate residential loans           247,939             250,685                 2,590             (4,765)
      Fixed-rate residential loans              240,717             249,151                 6,813             (9,654)
----------------------------------------------------------------------------------------------------------------------
Total net assets                               $633,554            $644,734               $12,631           $(20,414)
======================================================================================================================

AT DECEMBER 31, 2001
Interest sensitive assets:
      Mortgage-backed securities               $158,543            $158,543               $ 6,175           $ (7,605)
      Variable-rate residential loans           318,385             308,533                 4,186             (4,829)
      Fixed-rate residential loans              270,320             287,009                10,579            (13,841)
----------------------------------------------------------------------------------------------------------------------
Total net assets                               $747,248            $754,085               $20,940           $(26,275)
======================================================================================================================

Interest-sensitive assets, when impacted by an instantaneous 100 basis point rate decrease results in a projected increase in net market value of $12.6 million at June 30, 2002 compared to a projected increase in net market value of $20.9 million at December 31, 2001. These changes in net market value represent 1.96% of interest-sensitive assets at June 30, 2002 and 2.78% of interest-sensitive assets at December 31, 2001. Interest-sensitive assets, when impacted by an instantaneous 100 basis point rate increase results in a projected decrease in net market value of $20.4 million at June 30, 2002 compared to a projected decrease in net market value of $26.3 million at December 31, 2001. These changes in net market value represent 3.17% of interest-sensitive assets at June 30, 2002 and 3.48% of interest-sensitive assets at December 31, 2001. Changes in the projected net market value due to an instantaneous 100 basis point rate increase or decrease when comparing such amounts at June 30, 2002 and December 31, 2001 are a result of changes in outstanding balances of the assets, and an overall decline in market interest rates.

Based on the Company's asset/liability mix at June 30, 2002, simulation analyses project that an instantaneous 100 basis point increase in interest rates would increase net interest income over the next twelve months by approximately 4.0%. An instantaneous 100 basis point decrease in interest rates would decrease net interest income by approximately 5.0%.

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

These assumptions are inherently uncertain and, as a result, the simulation analyses cannot precisely estimate the impact that higher or lower rate environments will have on net interest income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes, changes in cash flow patterns and market conditions, as well as changes in management's strategies. Management believes that the Company's interest-rate risk position at June 30, 2002, represents a reasonable level of risk.

WEBSTER PREFERRED CAPITAL CORPORATION

PART II - OTHER INFORMATION
--------------------------------------------------------------------------------

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held an annual meeting of stockholders on April 5, 2002. Each of the Company's three directors, William J. Healy, Harriet Munrett Wolfe and Ross M. Strickland, was elected at the meeting, and each such director received 100 votes cast for election (which votes constitute 100% of the issued and outstanding common stock).

ITEM 5. OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

            Not applicable


(b) No reports on Form 8-K were filed during the quarter ended June 30, 2002.

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


                               WEBSTER PREFERRED CAPITAL CORPORATION
                               -------------------------------------
                                            Registrant


                               BY:   /s/ Gregory S. Madar
                                   ---------------------------------------------
                                      Gregory S. Madar,
                                      Senior Vice President,
                                      Treasurer & Assistant Secretary
                                      Principal Financial and Accounting Officer

                               Date: August 13, 2002