Form 10-Q
period 2002-09-30
WEBSTER PREFERRED CAPITAL CORP
filed 2002-11-13
CIK 1047865

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter ended September 30, 2002

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from             to

         Commission File Number:    0-23513
                                    -------

                      WEBSTER PREFERRED CAPITAL CORPORATION
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


          CONNECTICUT                                        06-1478208
  -------------------------------                     ----------------------
  (State or other jurisdiction of                       (I. R. S. Employer
   incorporation or organization)                      Identification Number)


 145 BANK STREET, WATERBURY, CONNECTICUT                       06702
 ---------------------------------------                     --------
 (Address of principal executive offices)                    (Zip Code)

     Registrant's telephone number, including area code: (203) 578-2286
                                                         --------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes / X /    No  /  /

         The number of shares outstanding of each of the registrant's classes of common stock, as of October 31, 2002 is: 100 shares.

WEBSTER PREFERRED CAPITAL CORPORATION

                                      INDEX

                                                                                                                PAGE
                                                                                                                ----
PART I - FINANCIAL INFORMATION

ITEM 1.  Interim Financial Statements:

             Statements of Condition at September 30, 2002 (unaudited) and December 31, 2001.................    3

             Statements of Income for the Three and Nine Months Ended
             September 30, 2002 and 2001 (unaudited).........................................................    4


             Consolidated Statements of Comprehensive Income for the Three and Nine Months
             Ended September 30, 2002 and 2001 (unaudited)...................................................    4

             Statements of Cash Flows for the Nine Months Ended September 30, 2002 and 2001 (unaudited)......    5

             Notes to the Interim Financial Statements.......................................................    6

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations...............    9

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk..........................................   14

ITEM 4.  Controls and Procedures.............................................................................   15

PART II - OTHER INFORMATION..................................................................................   15

SIGNATURES...................................................................................................   16

CERTIFICATIONS...............................................................................................   17


WEBSTER PREFERRED CAPITAL CORPORATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

                             STATEMENTS OF CONDITION


                                                                                 (UNAUDITED)
(Dollars in thousands, except share data)                                      September 30, 2002    December 31, 2001
------------------------------------------------------------------------------------------------------------------------
ASSETS

Cash                                                                                $  21,149             $   3,850
Interest-bearing deposits                                                             148,500               167,500
Mortgage-backed securities available for sale, at fair value (Note 2)                 134,868               158,543
Residential mortgage loans, net (Note 3)                                              443,693               588,747
Accrued interest receivable                                                             2,207                 3,562
Other real estate owned                                                                    79                    88
Prepaid expenses and other assets                                                       1,829                 6,382
------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                        $ 752,325             $ 928,672
========================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY

Accrued dividends payable                                                           $     180             $     181
Accrued expenses and other liabilities                                                     65                    65
------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                         245                   246
------------------------------------------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY

Series  B 8.625% cumulative redeemable preferred stock, liquidation preference
        $10 per share; par value $1.00 per share;
        1,000,000 shares authorized, issued and outstanding                             1,000                 1,000
Common stock, par value $.01 per share:
        Authorized - 1,000 shares
        Issued and outstanding - 100 shares                                                 1                     1
Paid-in capital                                                                       728,799               928,799
Retained earnings (distribution in excess of accumulated earnings)                     17,802                (2,586)
Accumulated other comprehensive income                                                  4,478                 1,212
------------------------------------------------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                                                            752,080               928,426
------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                          $ 752,325             $ 928,672
========================================================================================================================

See accompanying notes to interim financial statements

WEBSTER PREFERRED CAPITAL CORPORATION

                              STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                      Three Months Ended            Nine Months Ended
                                                                          September 30,               September 30,
(In thousands, except per share data)                                2002            2001           2002          2001
-----------------------------------------------------------------------------------------------------------------------
Interest income:
Loans (Note 4)                                                    $  7,510        $ 11,692      $  24,873      $ 37,280
Securities and interest bearing deposits                             2,750           2,828          8,919         6,819
-----------------------------------------------------------------------------------------------------------------------
        Total interest income                                       10,260          14,520         33,792        44,009
Provision for loan losses (Note 3)                                       -              30              -            90
Interest income after provision for loan losses                     10,260          14,490         33,792        44,009

Noninterest expenses:
Advisory fee expense paid to parent                                     47              39            140           118
Dividends on mandatorily redeemable preferred stock                      -               -              -           123
Other noninterest expense                                               33              20            103            80
-----------------------------------------------------------------------------------------------------------------------
        Total noninterest expense                                       80              59            243           321
-----------------------------------------------------------------------------------------------------------------------
Income before taxes                                                 10,180          14,431         33,549        43,688
Income taxes                                                             -               -              -             -
-----------------------------------------------------------------------------------------------------------------------
NET INCOME                                                          10,180          14,431         33,549        43,688
Preferred stock dividends                                              216             216            647           647
-----------------------------------------------------------------------------------------------------------------------
Net income available to common shareholder                        $  9,964        $ 14,215      $  32,902      $ 43,041
=======================================================================================================================

Net income per common share:
               Basic                                              $ 99,644        $142,150      $ 329,023      $430,410
               Diluted                                              99,644         142,150        329,023       430,410

-----------------------------------------------------------------------------------------------------------------------


                                        STATEMENTS OF COMPREHENSIVE INCOME
                                                    (UNAUDITED)


                                                                        Three Months Ended          Nine Months Ended
                                                                           September 30,               September 30,
-----------------------------------------------------------------------------------------------------------------------
(In thousands)                                                          2002           2001         2002         2001
-----------------------------------------------------------------------------------------------------------------------

Net income                                                            $10,180        $14,431      $33,549       $43,688

Other comprehensive income:
   Unrealized net holding gain on securities available for
   sale arising during the period                                       1,196          2,848        3,266         3,215

-----------------------------------------------------------------------------------------------------------------------
Comprehensive income                                                  $11,376        $17,279      $36,815       $46,903
=======================================================================================================================

See accompanying notes to interim financial statements

WEBSTER PREFERRED CAPITAL CORPORATION

                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                 Nine Months Ended September 30,
(In thousands)                                                                      2002                 2001
-----------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:

Net income                                                                       $  33,549            $  43,688
Adjustments to reconcile net income to net cash provided by operating activities:
         Provision for loan losses                                                      --                   90
         Amortization of mortgage premiums                                             150                  150
         Accretion of securities discount                                             (152)                (267)
         Amortization of net deferred loan costs                                       611                  579
         Decrease in accrued interest receivable                                     1,355                  531
         Decrease in total liabilities                                                  (1)                (607)
         Decrease (increase) in prepaid expenses and other assets                    4,553               (1,042)
-----------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                           40,065               43,122
-----------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
Purchase of securities                                                                  --              (99,748)
Principal repayments on mortgage-backed securities                                  27,093               12,099
Proceeds from OREO sale                                                                191                  384
Decrease in interest-bearing deposits                                               19,000               23,200
Principal repayments of loans, net                                                 144,111              112,862
-----------------------------------------------------------------------------------------------------------------
Net cash provided by investing activities                                          190,395               48,797
-----------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
Redemption of Series A preferred stock                                                  --              (40,000)
Return of capital dividend                                                        (200,000)                  --
Dividends paid on common and preferred stock                                       (13,161)             (50,647)
-----------------------------------------------------------------------------------------------------------------
Net cash used by financing activities                                             (213,161)             (90,647)
-----------------------------------------------------------------------------------------------------------------
                                                                                    17,299                1,272
Increase in cash and cash equivalents
Cash and cash equivalents at beginning of period                                     3,850               16,996
-----------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                       $  21,149            $  18,268
=================================================================================================================

SUPPLEMENTAL DISCLOSURES:
       Income taxes paid                                                         $      --            $      --
       Interest paid                                                                    --                   --

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITY:
       Transfer of residential mortgage loans to other real estate
           owned                                                                       182                  183
-----------------------------------------------------------------------------------------------------------------


See accompanying notes to interim financial statements

WEBSTER PREFERRED CAPITAL CORPORATION

NOTES TO INTERIM FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
NOTE 1: BASIS OF PRESENTATION

The accompanying interim financial statements represent the accounts of Webster Preferred Capital Corporation (the "Company" or "WPCC") and have been prepared in conformity with accounting principles generally accepted in the United States of America. The statements include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of the interim periods presented. All adjustments were of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results which may be expected for the year as a whole. These interim financial statements should be read in conjunction with the financial statements and notes thereto included in WPCC's 2001 Annual Report on Form 10-K. The Company has no subsidiaries. The Company has no changes in or disagreements with its outside accountants on accounting and financial disclosures.


NOTE 2: MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE, AT FAIR VALUE

The following table sets forth certain information regarding the mortgage-backed securities:


(In thousands)                                             Mortgage-backed securities
----------------------------------------------------------------------------------------------------------
                                               Amortized       Unrealized    Unrealized   Estimated Fair
September 30, 2002                                  Cost            Gains        Losses            Value
----------------------------------------------------------------------------------------------------------
      Available for sale portfolio             $ 130,390         $  4,478       $   --         $ 134,868
===========================================================================================================

                                               Amortized       Unrealized    Unrealized   Estimated Fair
December 31, 2001                                   Cost            Gains        Losses            Value
----------------------------------------------------------------------------------------------------------
      Available for sale portfolio             $ 157,331         $  1,326       $ (114)        $ 158,543
==========================================================================================================

The weighted average expected yield at September 30, 2002 is 6.29%. At September 30, 2002 and December 31, 2001, all mortgage-backed securities available for sale were issued by government or government-sponsored agencies.

There were no sales of mortgage-backed securities during the three and nine months ended September 30, 2002 and 2001.

WEBSTER PREFERRED CAPITAL CORPORATION

--------------------------------------------------------------------------------

NOTE 3: RESIDENTIAL MORTGAGE LOANS, NET

A summary of the carrying amount of the Company's residential mortgage loans, net, follows:

-------------------------------------------------------------------------------------------------
                                                            September 30,            December 31,
(In thousands)                                                 2002                      2001
-------------------------------------------------------------------------------------------------
Fixed-rate loans:
       15 yr. loans                                          $  61,403                $  78,772
       20 yr. loans                                              3,559                    4,533
       25 yr. loans                                              1,899                    2,510
       30 yr. loans                                            144,965                  184,505
-------------------------------------------------------------------------------------------------

        Total fixed-rate loans                                 211,826                  270,320
-------------------------------------------------------------------------------------------------
Variable-rate loans:
       15 yr. loans                                              1,794                    3,109
       20 yr. loans                                              3,552                    5,534
       25 yr. loans                                              3,886                    4,723
       30 yr. loans                                            223,320                  305,019
-------------------------------------------------------------------------------------------------

       Total variable-rate loans                               232,552                  318,385
-------------------------------------------------------------------------------------------------

       Total residential mortgage loans                        444,378                  588,705

       Premiums and deferred costs on loans, net                 1,421                    2,181
       Less: allowance for loan losses                          (2,106)                  (2,139)
-------------------------------------------------------------------------------------------------

        Residential mortgage loans, net                      $ 443,693                $ 588,747
=================================================================================================


As of September 30, 2002, approximately 47.7% of the Company's residential mortgage loans are fixed-rate loans and approximately 52.3% are adjustable-rate loans.

A detail of the change in the allowance for loan losses, for the periods indicated follows:


                                            For the Three Months Ended            For the Nine Months Ended
                                                    September 30,                        September 30,
(In thousands)                               2002                2001              2002               2001
-----------------------------------------------------------------------------------------------------------
Balance at beginning of period               $ 2,106           $ 2,109           $ 2,139            $ 2,059
Provision charged to operations                   --                30                --                 90
Charge-offs                                       --                --               (33)               (10)
Recoveries                                        --                --                --                 --
-----------------------------------------------------------------------------------------------------------
Balance at end of period                     $ 2,106           $ 2,139           $ 2,106            $ 2,139
===========================================================================================================

WEBSTER PREFERRED CAPITAL CORPORATION

--------------------------------------------------------------------------------

NOTE 4: SERVICING

The mortgage loans owned by the Company are serviced by Webster Bank pursuant to the terms of a servicing agreement. Webster Bank in its role as servicer under the terms of the servicing agreement is herein referred to as the "Servicer." The Servicer receives fees at an annual rate of (i) 8 basis points for fixed-rate loan servicing and collection, (ii) 8 basis points for variable-rate loan servicing and collection and (iii) 5 basis points for all other services to be provided, as needed, in each case based on the daily outstanding balances of all the Company's loans for which the Servicer is responsible. The services provided to the Company by Webster Bank are at the level of a sub-servicing arrangement. As such, the Company estimates that the fees paid to Webster Bank for servicing approximate fees that would be paid if the Company operated as an unaffiliated entity. Servicing fees paid for the three and nine months ended September 30, 2002 were $93,000 and $305,000, and for the three and nine months ended September 30, 2001 were $135,000 and $430,000, respectively. Servicing fees are included in interest income on the Statements of Income, as they are classified as a reduction in yield to the Company.

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

WEBSTER PREFERRED CAPITAL CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

GENERAL
-------

The Company is a subsidiary of Webster Bank and was incorporated in March 1997 to provide a cost-effective means of raising funds, including regulatory capital, on a consolidated basis for Webster Bank. Total assets at September 30, 2002 and December 31, 2001 were $752.3 million and $928.7 million, respectively, consisting primarily of residential mortgage loans and mortgage-backed securities.

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

CHANGES IN FINANCIAL CONDITION
------------------------------

Total assets, consisting primarily of residential mortgage loans and mortgage-backed securities, were $752.3 million at September 30, 2002, a decrease of $176.4 million from $928.7 million at December 31, 2001. The primary factors causing the decline in total assets were decreases in net loans of $145.1 million, mortgage-backed securities of $23.7 million and interest-bearing deposits of $19.0 million. These funds were primarily used for a $200 million return of capital dividend to the Company's common shareholder and the $12.5 million payment of a common stock dividend. As a result of the return of capital dividend, shareholders' equity declined to $752.1 million at September 30, 2002 from $928.4 million at December 31, 2001.

Reductions in loans and mortgage-backed securities were due to scheduled payments as well as prepayments. Prepayments accelerated during the later half of 2001 and to date throughout 2002 due to the low interest rate environment. The decline in accrued interest receivable of $1.4 million is due to the decline in earning assets, as previously mentioned. The decrease in other assets from $6.4 million to $1.8 million was due to a reduction in the balance of mortgage payments collected by Webster Bank, the Company's loan servicer, but remitted subsequent to the prior year end.

ASSET QUALITY
-------------

The Company maintains asset quality by acquiring residential real estate loans that have been conservatively underwritten and by aggressively managing nonperforming assets. At September 30, 2002, residential real estate loans comprised the entire loan portfolio. The Company also invests in government agency or government-sponsored agency issued mortgage-backed securities.

The following table details the Company's nonperforming assets at September 30, 2002 and December 31, 2001:


                                             September 30,  December 31,
(In thousands)                                       2002          2001
-------------------------------------------------------------------------
Loans accounted for on a nonaccrual basis:
        Residential fixed-rate loans                $ 247         $ 120
        Residential variable-rate loans               327           425
-------------------------------------------------------------------------
           Total nonperforming loans                  574           545
Other real estate owned                                79            88
------------------------------------------------------------------------
        Total nonperforming assets                  $ 653         $ 633
========================================================================

WEBSTER PREFERRED CAPITAL CORPORATION

--------------------------------------------------------------------------------

Nonperforming assets decreased $42,000 from June 30, 2002 to September 30, 2002, due to payments of $127,000 in fixed-rate nonperforming mortgages, offset by an addition of $85,000.

At both September 30, 2002 and December 31, 2001, the allowance for loan losses was approximately $2.1 million, or 367% and 392% of nonperforming loans, respectively. Management believes that the allowance for loan losses is adequate to cover probable losses inherent in the current portfolio.

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

Dividends on the Series B Preferred Stock are payable at the rate of 8.625% per annum (an amount equal to $.8625 per annum per share), in all cases if, when and as declared by the Board of Directors of the Company. Dividends on the preferred shares are cumulative and, if declared, payable on January 15, April 15, July 15 and October 15 in each year. The Company periodically makes dividend payments on its common stock in accordance with Company by-laws. Common stock dividends are paid to comply with REIT qualification rules. REIT qualification rules require that 90% of net taxable income for the year be distributed to shareholders. In April 2002, the Company declared and paid a return of capital dividend to Webster Bank, the Company's sole common shareholder, of $200 million. Accelerated prepayments during the second half of 2001 and the first half of 2002 resulted in increased cash levels for the Company. This dividend returns the cash to the Company's common shareholder.

ASSET /LIABILITY MANAGEMENT
---------------------------

The goal of the Company's asset/liability management policy is to manage interest-rate risk so as to maximize net interest income over time in changing interest-rate environments while maintaining acceptable levels of market risk. The Company prepares estimates of the level of prepayments and the effect of such prepayments on the level of future earnings due to reinvestment of funds at rates different than those that currently exist. The Company is unable to predict future fluctuations in interest rates. The market values of the Company's financial assets are sensitive to fluctuations in market interest rates. The market values of fixed-rate loans and mortgage-backed securities tend to decline in value as interest rates rise. If interest rates decrease, the market value of loans and mortgage-backed securities generally will tend to increase with the level of prepayments also normally increasing. The interest income earned on the Company's variable-rate interest-sensitive instruments, which represent primarily variable-rate mortgage loans, may change due to changes in quoted interest-rate indices. The variable-rate mortgage loans generally reprice based on a stated margin over U.S. Treasury Securities indices of varying maturities, the terms of which are established at the time that the loan is closed. At September 30, 2002, 52.3% of the Company's residential mortgage loans were variable-rate loans. Refer to Item 3, Quantitative and Qualitative Disclosure About Market Risk, for more information on WPCC's current asset/liability position.

WEBSTER PREFERRED CAPITAL CORPORATION

--------------------------------------------------------------------------------

RESULTS OF OPERATIONS
---------------------

For the three and nine months ended September 30, 2002, the Company reported net income of $10.2 million and $33.5 million, respectively, or $99,644 and $329,023 respectively, per common share on a diluted basis, compared to the three and nine months ended September 30, 2001 which amounted to $14.4 million and $43.7 million, respectively, or $142,150 and $430,410, respectively, per common share on a diluted basis.

The following table shows the major categories of average interest-earning assets, together with their respective interest income and the rates earned by the Company:


                                          THREE MONTHS ENDED SEPTEMBER 30, 2002     THREE MONTHS ENDED SEPTEMBER 30, 2001
                                           Average      Interest        Average       Average      Interest     Average
(In thousands)                             Balance        Income         Yield        Balance       Income       Yield
-------------------------------------------------------------------------------------------------------------------------
Mortgage loans                            $ 477,503     $  7,510         6.29%      $ 686,076     $ 11,692       6.82%
Mortgage-backed securities (a)              134,938        2,200         6.52%         95,854        1,629       6.80%
Interest bearing deposits                   123,783          550         1.78%        125,166        1,199       3.83%
-------------------------------------------------------------------------------------------------------------------------
     Total                                $ 736,224     $ 10,260         5.57%      $ 907,096     $ 14,520       6.40%
=========================================================================================================================

                                           NINE MONTHS ENDED SEPTEMBER 30, 2002      NINE MONTHS ENDED SEPTEMBER 30, 2001
                                           Average       Interest       Average       Average     Interest     Average
(In thousands)                             Balance        Income         Yield        Balance      Income       Yield
-------------------------------------------------------------------------------------------------------------------------
Mortgage loans                            $ 519,666     $  24,873         6.38%     $ 726,064     $ 37,280       6.85%
Mortgage-backed securities (a)              143,380         7,044         6.55%        82,265        4,092       6.63%
Interest bearing deposits                   139,740         1,875         1.79%        87,726        2,727       4.15%
-------------------------------------------------------------------------------------------------------------------------
     Total                                $ 802,786     $  33,792         5.61%     $ 896,055     $ 44,099       6.56%
=========================================================================================================================

(a) Unrealized gains are excluded from average balance

The decline in interest income for the current three and nine months periods, of $4.3 million and $10.3 million or 29.3% and 23.4%, respectively, was due to a reduction in earning assets due to the return of capital dividend as well as a decline in yield on earning assets. Due to the declining interest rate environment during 2001 and 2002, mortgage prepayments accelerated. These assets were replaced with ones earning a lower yield. In addition, this lower interest rate environment effected the yield earned on deposits, which declined for the three and nine months by 205 and 236 basis points, respectively.

There was no provision for loan losses for the three and nine months ended September 30, 2002. The provision for loan losses for three and nine months ended September 30, 2001, amounted to $30,000 and $90,000, respectively. The decline in the provision for loan losses is reflective of the decrease in the total residential portfolio, due to accelerated prepayments in mortgage loans, as well as the continued low level of nonperforming loans and charge-offs. The ratio of the allowance for loan losses to total loans has increased to 0.47% at September 30, 2002 from 0.36% at December 31, 2001 and 0.33% at September 30, 2001.

There were no sales of mortgage-backed securities for the three and nine months ended September 30, 2002 and 2001.

Noninterest expenses (which include advisory fees) for the three and nine months ended September 30, 2002 amounted to $80,000 and $243,000, respectively, compared to $59,000 and $321,000, respectively, for the same periods in the previous year. Noninterest expenses for the nine months ended September 30, 2002 were lower than the same period in 2001 due to the inclusion in 2001 of $123,000 in Series A Preferred Stock dividends. This was partially offset for the three and nine months ended September 30, 2002 by increases in advisory fees of $8,000

WEBSTER PREFERRED CAPITAL CORPORATION

--------------------------------------------------------------------------------
and $22,000, and increases in nonperforming asset expenses of $12,000 and $31,000, respectively. No significant income tax expense was recorded for either three or nine month periods ended September 30, 2002 and 2001.

RECENT FINANCIAL ACCOUNTING STANDARDS
-------------------------------------

In October, 2002, Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 147, "Acquisitions of Certain Financial Instruments." The statement provides guidance on the accounting for the acquisition of a financial institution, applies to all acquisitions except those between two or more mutual enterprises. Financial institutions meeting conditions outlined in SFAS No. 147 will be required to restate previously issued financial statements. The Company adopted SFAS No. 147 effective January 1, 2002, with no impact on its financial statements.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Among other things, this standard changes the income statement classification of gains and losses from early extinguishment of debt. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002, with early application encouraged. Management does not expect any material impact on its financial statements when this statement is adopted.

In October, 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which requires that one accounting model be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The provisions of SFAS No. 144 are to be applied prospectively. The Company adopted SFAS No. 144 effective January 1, 2002 without any impact on its financial statements.

In August, 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company does not expect any material impact on its financial statements when this Statement is adopted.

On July 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." Statement No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement No. 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of Statement No. 142. Statement No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Company adopted the provisions of Statement No. 141 effective July 1, 2001 and the provisions of Statement No. 142 effective January 1, 2002, without a material impact on its financial statements.

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

WEBSTER PREFERRED CAPITAL CORPORATION

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------------------

The following table summarizes the estimated market value of the Company's interest-sensitive assets at September 30, 2002 and December 31, 2001 and the projected change to market values if interest rates instantaneously increase or decrease by 100 basis points.



                                                                                        Estimated Market Value Impact
                                                                                --------------------------------------
(In thousands)                                  Book Value        Market Value            -100 BP             +100 BP
----------------------------------------------------------------------------------------------------------------------

AT SEPTEMBER 30, 2002
Interest Sensitive Assets:
      Mortgage-backed securities                 $ 134,868           $ 134,868           $  2,306           $ (3,721)
      Variable-rate residential loans              232,552             223,912              2,592             (2,822)
      Fixed-rate residential loans                 211,826             233,869              2,355             (7,792)
----------------------------------------------------------------------------------------------------------------------
Total net assets                                 $ 579,246           $ 592,649           $  7,253           $(14,335)
======================================================================================================================

----------------------------------------------------------------------------------------------------------------------
AT DECEMBER 31, 2001
Interest Sensitive Assets:
      Mortgage-backed securities                 $ 158,543           $ 158,543           $  6,175           $ (7,605)
      Variable-rate residential loans              318,385             308,533              4,186             (4,829)
      Fixed-rate residential loans                 270,320             287,009             10,579            (13,841)
----------------------------------------------------------------------------------------------------------------------
Total net assets                                 $ 747,248           $ 754,085           $ 20,940           $(26,275)
======================================================================================================================

Interest-sensitive assets, when impacted by an instantaneous 100 basis point rate decrease results in a projected increase in net market value of $7.3 million at September 30, 2002 compared to a projected increase in net market value of $20.9 million at December 31, 2001. These changes in net market value represent 1.22% of interest-sensitive assets at September 30, 2002 and 2.78% of interest-sensitive assets at December 31, 2001. Interest-sensitive assets, when impacted by an instantaneous 100 basis point rate increase results in a projected decrease in net market value of $14.3 million at September 30, 2002 compared to a projected decrease in net market value of $26.3 million at December 31, 2001. These changes in net market value represent 2.42% of interest-sensitive assets at September 30, 2002 and 3.48% of interest-sensitive assets at December 31, 2001. Changes in the projected net market value due to an instantaneous 100 basis point rate increase or decrease when comparing such amounts at September 30, 2002 and December 31, 2001 are a result of changes in outstanding balances of the assets, and an overall decline in market interest rates.

Based on the Company's asset/liability mix at September 30, 2002, simulation analyses project that an instantaneous 100 basis point increase in interest rates would increase net interest income over the next twelve months by approximately 7.8%. An instantaneous 100 basis point decrease in interest rates would decrease net interest income by approximately 10.0%.

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

These assumptions are inherently uncertain and, as a result, the simulation analyses cannot precisely estimate the impact that higher or lower rate environments will have on net interest income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes, changes in cash flow patterns and market conditions, as well as changes in management's strategies. Management believes that the Company's interest-rate risk position at September 30, 2002 represents a reasonable level of risk.

WEBSTER PREFERRED CAPITAL CORPORATION

ITEM 4.  CONTROLS AND PROCEDURES
--------------------------------------------------------------------------------


EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
------------------------------------------------

The Company's management, including the Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended) (the "Exchange Act") as of a date (the "Evaluation Date") within 90 days prior to this report. Based upon that evaluation, the Company's management, including the Principal Executive Officer and Principal Financial Officer concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective in alerting them in a timely manner to any material information relating to the Company required to be included in the Company's Exchange Act filings.

CHANGES IN INTERNAL CONTROLS
----------------------------

There were no significant changes made in the Company's internal controls or in other factors that could significantly affect these internal controls subsequent to the date of the evaluation performed by the Company's Principal Executive Officer and Principal Financial Officer.

PART II - OTHER INFORMATION
--------------------------------------------------------------------------------

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

On September 18, 2002, the Board of Directors approved a return of capital dividend to the Company's common shareholder of $100,000,000. This dividend was paid by October 31, 2002.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

            Exhibit 99.1 - Written statement of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(b) No reports on Form 8-K were filed during the quarter ended September 30, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               WEBSTER PREFERRED CAPITAL CORPORATION Registrant
                               -------------------------------------------------



                               BY:   /s/ Gregory S. Madar
                                     -------------------------------------------
                                     Gregory S. Madar,
                                     Senior Vice President,
                                     Treasurer & Assistant Secretary
                                     Principal Financial and Accounting Officer

                               Date:  November 13, 2002

                                 CERTIFICATIONS

I, Ross M. Strickland, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Webster Preferred Capital Corporation.

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operations of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 13, 2002

By:      /s/ Ross M. Strickland
     ---------------------------------------------------------
      President and Chief Executive Officer

I, Gregory S. Madar, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Webster Preferred Capital Corporation.

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operations of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 13, 2002

By:      /s/ Gregory M. Madar
     ------------------------------------------------
      SVP, Treasurer & Assistant Secretary
      Principal Financial & Accounting Officer