Form 10-K
period 2002-12-31
WEBSTER PREFERRED CAPITAL CORP
filed 2003-03-21
CIK 1047865

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2002

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

   SECURITIES REGISTERED PURSUANT TO SECTION 12(a) OF THE ACT: Not Applicable

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

               Title of Class                 Exchange where listed
               --------------                 ---------------------
             Preferred Stock, $1 par value           NASDAQ

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  [X]     No [ ].

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         Indicate by check mark whether the registrant is an accelerated filer
(as defined in Exchange Act Rule 12B-2). Yes [ ]     No [X] .

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. N/A

         The number of shares outstanding of each of the registrant's classes of common stock, as of February 28, 2003 is: 100 shares

                      WEBSTER PREFERRED CAPITAL CORPORATION
                          2002 FORM 10-K ANNUAL REPORT
                                TABLE OF CONTENTS


                                                                             PAGE
                                                                             ----

                                    PART I

ITEM  1.     Business.......................................................   3

                  General...................................................   3
                  Residential Mortgage Loans................................   4
                  Investment Activities.....................................   4
                  Liquidity and Capital Resources...........................   5
                  Regulation................................................   5
                  Taxation..................................................   5

ITEM  2.     Properties.....................................................   6
ITEM  3.     Legal Proceedings..............................................   6
ITEM  4.     Submission of Matters to a Vote of Security Holders............   6

                                     PART II

ITEM  5.     Market for the Registrant's Common Equity and
               Related Stockholder Matters..................................   7
ITEM  6.     Selected Financial Data........................................   8
ITEM  7.     Management's Discussion and Analysis of Financial Condition
               and Results of Operations ...................................   9
ITEM  7A.    Quantitative and Qualitative Disclosures About Market Risk ....  15
ITEM  8.     Financial Statements and Supplementary Data....................  16
ITEM  9.     Changes in and Disagreements with Accountants
               on Accounting and Financial Disclosure.......................  26

                                    PART III

ITEM 10.     Directors and Executive Officers of the Registrant.............  27
ITEM 11.     Executive Compensation.........................................  28
ITEM 12.     Security Ownership of Certain Beneficial Owners
               and Management...............................................  29
ITEM 13.     Certain Relationships and Related Transactions.................  29
ITEM 14.     Controls and Procedures........................................  29


                                     PART IV

ITEM 15.     Exhibits, Financial Statement Schedules, and
             Reports on Form 8-K ...........................................  30

SIGNATURES .................................................................  32

CERTIFICATIONS .............................................................  33

EXHIBITS ...................................................................  35


FORWARD LOOKING STATEMENTS
--------------------------

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

                                     PART I

ITEM 1.  BUSINESS
         --------

GENERAL

Webster Preferred Capital Corporation (the "Company") is a Connecticut corporation incorporated in March 1997. The Company acquires, holds and manages real estate mortgage assets ("mortgage assets"), including, but not limited to, residential mortgage loans, mortgage-backed securities and commercial mortgage loans. At December 31, 2002 and 2001, the mortgage assets owned by the Company were comprised of residential mortgage loans and mortgage-backed securities. Although the Company may acquire and hold a variety of mortgage assets, its present intention is to acquire only residential mortgage loans and mortgage-backed securities. The Company intends to hold such assets to generate net income for distribution to its shareholders based on the spread between the interest income earned on the mortgage assets and the cost of its capital and operations. The Company may invest up to 5% of the total value of its portfolio in assets other than residential mortgage loans and mortgage-backed securities eligible to be held by real estate investment trusts ("REITs"). As of December 31, 2002, approximately 52.5% of the Company's residential mortgage loans are fixed-rate loans and 47.5% are adjustable-rate loans.

All of the Company's common stock is owned by Webster Bank. Webster Bank has indicated to the Company that, for as long as any of the Company's preferred shares are outstanding, Webster Bank intends to maintain direct ownership of 100% of the outstanding common stock of the Company. Pursuant to the Company's Certificate of Incorporation, the Company cannot redeem, or make any other payments or distributions with respect to shares of its common stock to the extent such redemptions, payments or distributions would cause the Company's total shareholders' equity (as determined in accordance with accounting principles generally accepted in the United States of America) to be less than 250% of the aggregate liquidation value of the issued and outstanding preferred shares. The preferred shares are not exchangeable into capital stock or other securities of Webster Bank or Webster Financial Corporation ("Webster"), the parent company of Webster Bank, and do not constitute regulatory capital of either Webster Bank or Webster. The Company has no subsidiaries.

The Company operates a single segment - acquiring, holding and managing real estate mortgage assets.

The Company has elected to be treated as a REIT under the Internal Revenue Code, as amended (the "Code"). The Company generally will not be subject to federal and Connecticut state income tax to the extent that it distributes its earnings to its shareholders and maintains its qualification as a REIT.

Total assets of the Company were $631.2 million at December 31, 2002, a decrease of $297.5 million from $928.7 million at December 31, 2001, primarily due to return of capital dividends to the common stockholder of $300.0 million. As a consequence, shareholder's equity was $631.0 million at December 31, 2002 and $928.4 million at December 31, 2001.

RESIDENTIAL MORTGAGE LOANS

The Company may, from time to time, acquire both conforming and nonconforming residential mortgage loans. Conventional, conforming residential mortgage loans comply with the requirements for inclusion in a loan guarantee program sponsored by either Freddie Mac or Fannie Mae. Nonconforming residential mortgage loans do not qualify for these programs in one or more aspects. The nonconforming residential mortgage loans that the Company purchases generally have original principal balances which exceed the limits for these programs. The Company's nonconforming residential mortgage loans are expected to meet the requirements for sale to national private mortgage conduit programs or other investors in the secondary mortgage market.

Residential mortgage loans are evidenced by a promissory note secured by a mortgage or deed of trust or other similar security instrument creating a first lien on a single family (one-to-four unit) residential property, including stock allocated to a dwelling unit in a residential cooperative housing corporation. Residential real estate properties underlying residential mortgage loans consist of individual dwelling units, individual cooperative apartment units, individual condominium units, two- to four-family dwelling units, planned unit developments and townhouses.

A summary of the Company's residential mortgage loans by original maturity for the last five years follows:



                                                                        At December 31,
-------------------------------------------------------------------------------------------------------------
(Dollars in thousands)                             2002        2001          2000        1999          1998
-------------------------------------------------------------------------------------------------------------
Fixed-rate loans:
       15 yr. loans                             $  55,956    $  81,566    $ 102,348    $ 113,950    $ 114,924
       20 yr. loans                                 3,132        4,693        5,107        5,322        3,213
       25 yr. loans                                 2,542        2,598        2,899        2,758        1,849
       30 yr. loans                               138,008      191,049      223,438      227,977      192,490
-------------------------------------------------------------------------------------------------------------

              Total fixed-rate loans              199,638      279,906      333,792      350,007      312,476
-------------------------------------------------------------------------------------------------------------
Variable-rate loans:
       15 yr. loans                                 1,605        3,015        4,700        6,108        5,222
       20 yr. loans                                 3,127        5,368        7,505        7,839        6,504
       25 yr. loans                                 2,680        4,581        6,214        6,759        8,578
       30 yr. loans                               173,482      295,835      418,461      476,647      484,824
-------------------------------------------------------------------------------------------------------------

              Total variable-rate loans           180,894      308,799      436,880      497,353      505,128
-------------------------------------------------------------------------------------------------------------

Total residential mortgage loans                  380,532      588,705      770,672      847,360      817,604
Premiums and deferred costs on loans, net           1,164        2,181        3,235        3,762        3,585
Less: allowance for loan losses                    (2,106)      (2,139)      (2,059)      (1,912)      (1,555)
-------------------------------------------------------------------------------------------------------------

              Residential mortgage loans, net   $ 379,590    $ 588,747    $ 771,848    $ 849,210    $ 819,634
=============================================================================================================



INVESTMENT ACTIVITIES

MORTGAGE-BACKED SECURITIES. The Company may, from time to time, acquire fixed-rate or adjustable-rate mortgage-backed securities representing interests in pools of residential mortgage loans. A portion of any of the mortgage-backed securities that the Company purchases may have been originated by Webster Bank by exchanging pools of mortgage loans for the mortgage-backed securities. The mortgage loans underlying the mortgage-backed securities are secured by single family residential properties located throughout the United States.

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

OTHER REAL ESTATE ASSETS. Although the Company presently intends to invest only in residential mortgage loans and mortgage-backed securities, the Company may invest up to 5% of the total value of its portfolio in assets other than residential mortgage loans and mortgage-backed securities eligible to be held by REITs. In addition to commercial mortgage loans, such assets could include cash and cash equivalents. The Company does not intend to invest in securities or interests of persons primarily engaged in real estate activities. At December 31, 2002 and 2001, the Company did not hold any commercial mortgage loans.

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

REGULATION

The Company is a wholly owned subsidiary of Webster Bank. Webster Bank is subject to extensive regulation, supervision and examination by the Office of Thrift Supervision (the "OTS") as its primary federal regulator. Webster Bank also is subject to regulation, supervision and examination by the Federal Deposit Insurance Corporation (the "FDIC") and, as to certain matters, by the Board of Governors of the Federal Reserve System. These federal banking regulatory authorities have the right to examine the Company and its activities as a subsidiary of Webster Bank.

If Webster Bank were to become "undercapitalized" under "prompt corrective action" initiatives of the OTS, the OTS has the authority to require, among other things, that Webster Bank or the Company alter, reduce or terminate any activity that the OTS determines poses an excessive risk to Webster Bank. The Company does not believe that its activities currently pose, or in the future will pose, such a risk to Webster Bank; however, there can be no assurance in that regard. The regulators also could restrict transactions between Webster Bank and the Company, including the transfer of assets, or require Webster Bank to divest or liquidate the Company. Webster Bank could further be directed to take prompt corrective action if federal regulators determined that Webster Bank was in an unsafe or unsound condition or engaging in an unsafe or unsound practice. In light of Webster Bank's control of the Company, as well as the Company's dependence and reliance upon the skills and diligence of Webster Bank's offices and employees, some or all of the foregoing actions and restrictions could have an adverse effect on the operations of the Company, including causing the Company to fail to qualify as a REIT.

Pursuant to OTS regulations and the Company's Certificate of Incorporation, the Company maintains a separate corporate existence from Webster Bank. In the event Webster Bank should be placed into receivership or conservatorship by federal bank regulators, such federal bank regulators would control Webster Bank. There can be no assurance that these regulators would not cause Webster Bank, as sole holder of the common stock, to take action adverse to the interest of holders of the preferred shares of the Company.

TAXATION

The Company elected to be treated as a REIT under Sections 856 through 860 of the Code, commencing with its taxable year ended December 31, 1997. As a REIT, the Company generally will not be subject to federal and Connecticut income taxes on its net income and capital gains that it distributes to the holders of its common stock and preferred stock. Prior to January 16, 2001, Webster Bank was not subject to Connecticut state income tax on dividends to it by the Company. This exemption expired with the redemption of the Series A Preferred Stock.

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

ITEM 2.  PROPERTIES
         ----------

Not Applicable.

ITEM 3.  LEGAL PROCEEDINGS
         -----------------

There are no material pending legal proceedings, other than ordinary routine litigation incident to the registrant's business, to which the Company is a party or of which any of its property is subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

No matter was submitted during the fourth quarter of the fiscal year 2002 to security holders for a vote.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
         ---------------------------------------------------------------------

All of the Company's common stock is owned by Webster Bank, and consequently there is no market for such securities. The Company's Series B 8.625% Cumulative Redeemable Preferred Stock (the "Series B Preferred Stock") is traded over-the-counter and quoted on the NASDAQ Stock Market's National Market Tier under the symbol "WBSTP."

The Series A 7.375% Cumulative Redeemable Preferred Stock was required to be redeemed on January 15, 2001, at $1,000 per share, plus accrued and unpaid dividends. The total redemption was made on January 16, 2001, due to a legal holiday on January 15, 2001, for $40.7 million out of existing cash.

The Series B Preferred Stock was not redeemable (barring certain circumstances) prior to January 15, 2003. On and after January 15, 2003, the Series B Preferred shares may be redeemed at the option of the Company, in whole or in part, at a redemption price of $10 per share, plus any accrued and unpaid dividends. At this time, management has no plans to redeem the Series B Preferred Stock.

Dividends declared and paid on the common stock in 2002, 2001 and 2000 totaled $41.5 million, $56.5 million and $61.5 million, respectively. Dividends declared on the Series A Preferred Stock in 2001 totaled $123,000 and totaled $3.0 million for 2000. Dividends declared on the Series B Preferred Stock in 2002, 2001 and 2000 totaled $862,500 for each year.

The market price for the Series B Preferred Stock averaged $10.45, $10.40 and $9.36 for the years ending December 31, 2002, 2001 and 2000, respectively. The Series B Preferred Stock reached a low of $9.96 and a high of $11.25, during the year ended December 31, 2002. The Series B Preferred Stock reached a low of $9.63 and a high of $11.25, during the year ended December 31, 2001. The Series B Preferred Stock reached a low of $8.38 and a high of $10.25, during the year ended December 31, 2000.

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

ITEM 6.  SELECTED FINANCIAL DATA
         -----------------------

The selected financial data set forth below is based upon and should be read in conjunction with the Company's audited financial statements and notes thereto appearing elsewhere in this document.



BALANCE SHEET DATA                                                           At December 31,
                                                    --------------------------------------------------------------------
(In thousands)                                        2002           2001           2000           1999          1998
------------------------------------------------------------------------------------------------------------------------

Available for sale securities, at fair value        $110,061       $158,543       $ 76,927       $ 95,647       $118,262
Residential mortgage loans, net                      379,590        588,747        771,848        849,210        819,634
Interest-bearing deposits                            110,500        167,500         97,500             --             --
Total assets                                         631,237        928,672        968,198        967,209        970,961
Total liabilities                                        245            246            864            982          1,243
Mandatorily redeemable preferred stock                    --             --         40,000         40,000         40,000
Total shareholders' equity                           630,992        928,426        927,334        926,227        929,718
------------------------------------------------------------------------------------------------------------------------




INCOME STATEMENT DATA                                                 For the Year Ended December 31,
                                                    --------------------------------------------------------------------
(In thousands)                                        2002           2001           2000           1999          1998
------------------------------------------------------------------------------------------------------------------------

Total interest income                               $ 42,255       $ 58,071       $ 65,312       $ 64,219       $ 62,134
Provision for loan losses                                 --             90            190            480            300
Gain on sale of securities                                --             --             94             --            261
Noninterest expenses                                     310            384          3,534          3,522          3,836
------------------------------------------------------------------------------------------------------------------------
Net income                                            41,945         57,597         61,682         60,217         58,259
Preferred stock dividends                                863            863            863            862            862
------------------------------------------------------------------------------------------------------------------------
Net income available to
common shareholder                                  $ 41,082       $ 56,734       $ 60,819       $ 59,355       $ 57,397
------------------------------------------------------------------------------------------------------------------------



                                                                     For the Year Ended December 31,
                                                    --------------------------------------------------------------------
SIGNIFICANT STATISTICAL DATA                          2002           2001           2000           1999          1998
------------------------------------------------------------------------------------------------------------------------

Net income per common share
       Basic                                        $410,816       $567,336       $608,189       $593,550       $573,970
       Diluted                                      $410,816       $567,336       $608,189       $593,550       $573,970
Dividends declared per
common share                                        $412,272       $570,141       $615,050       $602,910       $582,250
------------------------------------------------------------------------------------------------------------------------


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

The Company has elected to be treated as a REIT under the Code and will generally not be subject to federal and Connecticut income tax for as long as it maintains its qualification as a REIT, requiring among other things, that it currently distribute to stockholders at least 90% of its "REIT taxable income" (not including capital gains and certain items of noncash income). The following discussion of the Company's financial condition and results of operations should be read in conjunction with the Company's financial statements and other financial data included elsewhere herein.

CRITICAL ACCOUNTING POLICIES
----------------------------

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. We believe that our most critical accounting policies upon which our financial condition depends, and which involve the most complex or subjective decisions or assessments are as follows:

ALLOWANCE FOR LOAN LOSSES

Arriving at an appropriate level of allowance for loan losses involves a high degree of judgment. The Company's allowance for loan losses provides for probable losses based upon evaluations of known and inherent risks in the loan portfolio. Management uses historical information to assess the adequacy of the allowance for loan losses as well as the prevailing business environment; as it is affected by changing economic conditions and various external factors, which may impact the portfolio in ways currently unforeseen. The allowance is increased by provisions for loan losses and by recoveries of loans previously charged-off and reduced by loans charged-off.

FINANCIAL CONDITION
-------------------

Total assets, consisting primarily of residential mortgage loans and mortgage-backed securities, were $631.2 million at December 31, 2002, a decrease of $297.5 million from $928.7 million at December 31, 2001. The primary factors causing the decline in total assets were decreases in net loans of $209.2 million, mortgage-backed securities of $48.5 million and interest-bearing deposits of $57.0 million. These funds were primarily used for a $300.0 million return of capital dividend to the Company's common shareholder and the $41.5 million payment of a common stock dividend. As a result of the return of capital dividend, shareholders' equity declined to $631.0 million at December 31, 2002 from $928.4 million at December 31, 2001.

Reductions in loans and mortgage-backed securities were primarily due to accelerated prepayments throughout 2002 due to the low interest rate environment. The decline in accrued interest receivable of $2.4 million is due to the decline in earning assets, as well as lower interest rates, primarily on interest-bearing deposits. The decrease in other assets from $6.4 million to $1.5 million was due to a reduction in the balance of mortgage payments collected by Webster Bank, the Company's loan servicer, but remitted subsequent to the prior year end.

ASSET QUALITY

The Company maintains asset quality by acquiring residential real estate loans that have been conservatively underwritten and by aggressively managing nonperforming assets. During 2002, all loan purchases by the Company were from Webster Bank. As such, the Company's asset quality is dependent upon Webster Bank's ability to maintain conservative underwriting standards. At December 31, 2002, residential real estate loans comprised the entire loan portfolio. The Company also invests in government agency or government-sponsored agency issued mortgage-backed securities.

NONPERFORMING ASSETS AND DELINQUENCIES

The following table details the Company's nonperforming assets for the last five years:

                                                                              At December 31,
                                                      -------------------------------------------------------------------
(Dollars in thousands)                                  2002           2001          2000           1999           1998
-------------------------------------------------------------------------------------------------------------------------
Loans accounted for on a nonaccrual basis:
       Residential fixed-rate loans                   $   247        $   120        $   231        $   319        $    71
       Residential variable-rate loans                    209            425            186            830          1,206
-------------------------------------------------------------------------------------------------------------------------
             Total nonperforming loans                    456            545            417          1,149          1,277
Other real estate owned                                    79             88            288             60             --
-------------------------------------------------------------------------------------------------------------------------
             Total nonperforming assets               $   535        $   633        $   705        $ 1,209        $ 1,277
=========================================================================================================================
Allowance for loan losses                             $ 2,106        $ 2,139        $ 2,059        $ 1,912        $ 1,555
       Allowance / nonperforming loans                    462%           392%           494%           166%           122%
       Allowance / total mortgage loans                  0.55%          0.36%          0.27%          0.22%          0.19%
-------------------------------------------------------------------------------------------------------------------------

The following table sets forth information as to the Company's loans past due 30-89 days and still accruing:


                                                                                December 31,
                                                      -------------------------------------------------------------------
(Dollars in thousands)                                  2002           2001          2000           1999           1998
-------------------------------------------------------------------------------------------------------------------------
Past due 30-89 days:
       Residential fixed-rate loans                   $   643        $   583        $ 5,809        $ 4,453        $ 4,605
       Residential variable-rate loans                  1,176          1,749         12,513          8,430         14,082
-------------------------------------------------------------------------------------------------------------------------
             Total                                    $ 1,819        $ 2,332        $18,322        $12,883        $18,687
=========================================================================================================================


ALLOWANCE FOR LOAN LOSSES


         An allowance for loan losses is established based upon a review of the loan portfolio, loss experience, specific problem loans, current and anticipated economic conditions and other pertinent factors which, in management's judgment, deserve current recognition in estimating probable loan losses.

         Management believes that the allowance for loan losses is adequate. While management believes it uses the best available information to recognize losses on loans, future additions to the allowance may be necessary based on actual results or changes in information used. In addition, various regulatory agencies, as an integral part of their examination process of Webster Bank, periodically may review the Company's allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance for loan losses based on judgments different from those of management.

A detail of the change in the allowance for loan losses for the periods indicated follows:

                                                                        For the Year Ended December 31,
                                                      -------------------------------------------------------------------
(Dollars in thousands)                                  2002           2001          2000           1999           1998
-------------------------------------------------------------------------------------------------------------------------

Balance at beginning of period                        $ 2,139        $ 2,059        $ 1,912        $ 1,555        $ 1,538
Provision charged to operations                            --             90            190            480            300
Charge-offs                                               (33)           (10)           (43)          (123)          (284)
Recoveries                                                 --             --             --             --              1
-------------------------------------------------------------------------------------------------------------------------

       Balance at end of period                       $ 2,106        $ 2,139        $ 2,059        $ 1,912        $ 1,555

=========================================================================================================================

                                       10

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The primary sources of liquidity for the Company are principal and interest payments from the residential mortgage loans and mortgage-backed securities portfolios. The primary uses of liquidity are purchases of residential mortgage loans and mortgage-backed securities and the payment of dividends on the common and preferred stock.

While scheduled loan amortization, maturing securities, short-term investments and securities repayments are predictable sources of funds, loan and mortgage-backed security prepayments can vary greatly and are influenced by factors such as general interest rates, economic conditions and competition. One of the inherent risks of investing in loans and mortgage-backed securities is the ability of such instruments to incur prepayments of principal prior to maturity at prepayment rates different than those estimated at the time of purchase. This generally occurs because of changes in market interest rates.

Dividends on the Series B Preferred Stock are payable at the rate of 8.625% per annum (an amount equal to $.8625 per annum per share), in all cases if, when and as declared by the Board of Directors of the Company. Dividends on the preferred shares are cumulative and, if declared, payable on January 15, April 15, July 15 and October 15 in each year, commencing January 15, 1998. The Company periodically makes dividend payments on its common stock in accordance with Company by-laws. Common stock dividends are paid to comply with REIT qualification rules. REIT qualification rules require that 90% of net taxable income for the year be distributed to shareholders. In April and October 2002, the Company declared and paid a return of capital dividend to Webster Bank, the Company's sole common shareholder, a total of $300.0 million. Accelerated prepayments during the second half of 2001 and throughout 2002 resulted in increased cash levels for the company. This dividend returns the cash to the Company's common shareholder.

ASSET/LIABILITY MANAGEMENT
--------------------------

The goal of the Company's asset/liability management policy is to manage interest-rate risk so as to maximize net interest income over time in changing interest-rate environments while maintaining acceptable levels of risk. The Company prepares estimates of the level of prepayments and the effect of such prepayments on the level of future earnings due to reinvestment of funds at rates different than those that currently exist. The Company is unable to predict future fluctuations in interest rates. The market values of the Company's financial assets are sensitive to fluctuations in market interest rates. The market values of fixed-rate loans and mortgage-backed securities tend to decline in value as interest rates rise. If interest rates decrease, the market value of loans and mortgage-backed securities generally will tend to increase with the level of prepayments also normally increasing. The interest income earned on the Company's variable-rate interest-sensitive instruments, which represent primarily variable-rate mortgage loans, may change due to changes in quoted interest-rate indices. The variable-rate mortgage loans generally reprice based on a stated margin over U.S. Treasury Securities indices of varying maturities, the terms of which are established at the time that the loan is closed. At December 31, 2002, 47.5% of the Company's residential mortgage loans were variable-rate loans.

RESULTS OF OPERATIONS
---------------------

For the years ended December 31, 2002, 2001 and 2000, the Company reported net income of $41.9 million, $57.6 million and $61.7 million, respectively or $410,816, $567,336 and $608,189, respectively, per common share on a diluted basis.

Total interest income for 2002 amounted to $42.3 million, net of servicing fees, a decrease of $15.8 million from $58.1 million, net of servicing fees, in 2001. Total interest income for 2001 decreased $7.2 million from $65.3 million, net of servicing fees, in 2000. The table below shows the major categories of average assets together with their respective interest income and the rates earned by the Company.

The decline in interest income of $15.8 million, or 27.2%, from 2001 to 2002 was due to both a decline in yield on earning assets and a decline in outstanding earning assets. Due to the declining interest rate environment during 2002, mortgage prepayments accelerated. These assets were replaced with ones earning a lower yield. The decline in balances was due to accelerated prepayments and the $300.0 million return of capital dividend to the common shareholder.

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


                                                     For the years ended December 31,
                              --------------------------------------------------------------------------------------------------
                                           2002                              2001                            2000
                              --------------------------------------------------------------------------------------------------
                               Average   Interest     Average    Average   Interest     Average  Average    Interest     Average
(Dollars in thousands)         Balance    Income       Yield     Balance    Income       Yield   Balance     Income       Yield
                              --------------------------------------------------------------------------------------------------
Mortgage loans, net           $495,598   $ 31,161      6.29%    $704,930   $ 47,807      6.78%   $824,283   $ 56,383      6.84%
Mortgage-backed securities     136,517      8,863      6.49      102,794      6,742      6.56      72,301      4,875      6.74
Interest-bearing deposits      128,662      2,231      1.73       94,625      3,522      3.72      65,678      4,054      6.17
                              --------------------------------------------------------------------------------------------------
        Total                 $760,777    $42,255      5.55%    $902,349   $ 58,071      6.44%   $962,262   $ 65,312      6.79%
                              ==================================================================================================


Net interest income also can be understood in terms of the impact of changing rates and changing volumes. The following table describes the extent to which changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities have impacted interest income and interest expense during the periods indicated. Information is provided in each category with respect to (i) changes attributable to changes in volume (changes in volume multiplied by prior rate), (ii) changes attributable to changes in rates (changes in rates multiplied by prior volume) and (iii) the net change. The change attributable to the combined impact of volume and rate has been allocated proportionately to the change due to volume and the change due to rate.


                                                    Years ended December 31,             Years ended December 31,
                                                          2002 V. 2001                         2001 V. 2000
---------------------------------------------------------------------------------------------------------------------------
                                              Increase (Decrease) due to               Increase (Decrease) due to
(In thousands)                                Rate         Volume         Total          Rate        Volume         Total
---------------------------------------------------------------------------------------------------------------------------

Interest on interest-earning assets:
  Loans, net and loans held for sale        $ (3,258)     $(13,388)     $(16,646)     $   (490)     $ (8,086)     $ (8,576)
  Mortgage-backed securities                     (73)        2,194         2,121          (134)        2,001         1,867
  Interest-bearing deposits                   (2,286)          995        (1,291)       (1,945)        1,413          (532)
---------------------------------------------------------------------------------------------------------------------------
Net change in fully taxable-equivalent
  net interest income                       $ (5,617)     $(10,199)     $(15,816)     $ (2,569)     $ (4,672)     $ (7,241)
===========================================================================================================================


There was no provision for loan losses for the year ended December 31, 2002. The provision for loan losses for the years ended December 31, 2001 and 2000 amounted to $90,000 and $190,000, respectively. The decline in the provision for loan losses is reflective of the decrease in the total residential mortgage loan portfolio, due to accelerated prepayments in mortgage loans, as well as the continued low level of nonperforming loans and charge-offs.

There were no gains from sale of mortgage-backed securities for years ended December 31, 2002 and 2001. Gains from the sale of mortgage-backed securities for the year ended December 31, 2000 was $94,000.

Noninterest expenses for the years ended December 31, 2002, 2001 and 2000, amounted to $310,000, $384,000 and $3.5 million, respectively, which included advisory fees, dividends on Series A Preferred Stock and amortized start-up costs. The reduction in noninterest expenses for 2002 from 2001 was due to the inclusion in 2001 of $123,000 in Series A Preferred Stock dividends. This was partially offset for year ended December 31, 2002 by increases in advisory fees of $29,000 and increases in nonperforming asset expense of $36,000. The reduction in noninterest expense in 2001 from 2000 was due to the repayment of $40.0 million of Series A Preferred Stock and the resulting decline of $2.8 million in dividend expense. No income tax expense was recorded for any of the periods.

IMPACT OF INFLATION AND CHANGING PRICES
---------------------------------------

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

RECENT FINANCIAL ACCOUNTING STANDARDS
-------------------------------------

On December 2, 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS" or "Statement") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both the annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on the reported results. Management does not expect any material impact on its financial statements when the statement is adopted.

On October 1, 2002, FASB issued SFAS No. 147, "Acquisitions of Certain Financial Instruments - an amendment of FASB Statement No. 72 and 144 and FASB Interpretation No. 9". The Statement removes acquisitions of financial institutions from the scope of both SFAS No 72 and FIN 9 and requires that those transactions be accounted for in accordance with SFAS Nos. 141 and 142. In addition, the Statement amends SFAS No. 144 to include in its scope long-term customer-relationship intangible assets of financial institutions such as core deposit intangibles. The Company adopted SFAS No. 147 effective January 1, 2002, without material impact on its financial statements.

On July 30, 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement requires companies to recognize costs associated with exit or disposal activities when they occur rather than at the date of commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Management does not expect any material impact on its financial statements when the statement is adopted.

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

On October 3, 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This Statement also supersedes the accounting and reporting provisions of APB Opinion No. 30 "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The changes in this Statement improve financial reporting by requiring that one accounting model be used for long-lived assets to be disposed of by broadening the presentation of discontinued operations to include more disposal transactions. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The provisions of this Statement are to be applied prospectively. The Company adopted the provisions of this Statement effective January 1, 2002 without effect on the financial condition of the Company.

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

In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." Statement No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement No. 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement No. 142. Statement No. 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Company adopted the provisions of Statement No. 141 effective July 1, 2001 and the provisions of Statement No. 142 effective January 1, 2002, both without effect on the financial condition of the Company.

In January 2003, FASB issued FASB Interpretation No. ("FIN") 46, "Consolidation of Variable Interest Entities". This interpretation addresses consolidation by business enterprises of variable interest entities which have one or both of the following characteristics: 1) the entity investment is not sufficient to support its activities without additional financial support, 2) equity investors lack one or more of the essential characteristics of a controlling interest. This interpretation is intended to achieve more consistent application of consolidation policies to variable interest entities, and improve comparability between enterprises engaged in similar activities even if some activities are conducted through variable interest entities. The Company does not expect any material impact on its financial statements as a result of this interpretation.

In November 2002, FASB issued FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements. It also clarifies that a guarantor is required to recognize, at inception of guarantee, a liability for the fair value of the obligation undertaken in issuing a guarantee. The recognition of a liability for obligations under taken upon issuing a guarantee results in a more representationally faithful depiction of the guarantor's assets and liabilities. There was no material impact on the Company's financial statements as a result of this interpretation.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          ----------------------------------------------------------

The following table summarizes the estimated market value of the Company's interest-sensitive assets at December 31, 2002 and 2001, and the projected change to market values if interest rates instantaneously increase or decrease by 100 basis points. The Company had no interest-sensitive liabilities at December 31, 2002 and 2001.


                                                                                        Estimated Market Value Impact
                                                                                      ---------------------------------
(In thousands)                                Amortized Cost       Market Value           -100 BP            +100 BP
-----------------------------------------------------------------------------------------------------------------------
AT DECEMBER 31, 2002
Interest sensitive assets:
      Mortgage-backed securities                 $ 105,832           $ 110,061            $ 1,942           $ (2,912)
      Variable-rate residential loans              180,894             186,182              1,629             (1,610)
      Fixed-rate residential loans                 199,638             211,622              1,110             (5,741)

-----------------------------------------------------------------------------------------------------------------------

AT DECEMBER 31, 2001
Interest sensitive assets:
      Mortgage-backed securities                 $ 157,331           $ 158,543            $ 6,175           $ (7,605)
      Variable-rate residential loans              308,799             308,533              4,186             (4,829)
      Fixed-rate residential loans                 279,906             287,009             10,579            (13,841)
-----------------------------------------------------------------------------------------------------------------------



Interest-sensitive assets, when impacted by a minus 100 basis point rate change, result in a favorable $4.7 million change in net market values for 2002 compared to a favorable $20.9 million net market value change in 2001. These changes represent 0.92% of interest-sensitive assets in 2002 and 2.78% in 2001. A plus 100 basis point rate change results in an unfavorable $10.3 million or 2.02% change in 2002 compared to an unfavorable $26.3 million or 3.48% change in 2001.

Based on the Company's asset/liability mix at December 31, 2002, management estimates that an instantaneous 100 basis point increase in interest rates would increase net income over the next twelve months by 8.6%. An instantaneous 100 basis point decline in interest rates would decrease net income by 10.0%. These estimates assume that management takes no action to mitigate any negative effects from changing interest rates.

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

These assumptions are inherently uncertain and, as a result, the simulation analyses cannot precisely estimate the impact that higher or lower rate environments will have on net income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes, changes in cash flow patterns and market conditions, as well as changes in management's strategies. Management believes that Webster's interest-rate risk position at December 31, 2002, represents a reasonable level of risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
        -------------------------------------------

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders of
Webster Preferred Capital Corporation


We have audited the accompanying statements of condition of Webster Preferred Capital Corporation (a subsidiary of Webster Bank) as of December 31, 2002 and 2001 and the related statements of income, comprehensive income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Webster Preferred Capital Corporation as of December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.




---------------
KPMG LLP
Hartford, Connecticut
January 22, 2003

WEBSTER PREFERRED CAPITAL CORPORATION

                             STATEMENTS OF CONDITION


                                                                                                    December 31,
                                                                                        -------------------------------------
(Dollars in thousands, except per share data)                                              2002                    2001
-----------------------------------------------------------------------------------------------------------------------------
ASSETS

   Cash                                                                                 $  28,292                $  3,850
   Interest-bearing deposits                                                              110,500                 167,500
   Mortgage-backed securities available for sale, at fair value (Note 2)                  110,061                 158,543
   Residential mortgage loans, net (Note 3)                                               379,590                 588,747
   Accrued interest receivable                                                              1,192                   3,562
   Other real estate owned                                                                     79                      88
   Prepaid expenses and other assets                                                        1,523                   6,382
-----------------------------------------------------------------------------------------------------------------------------
     TOTAL ASSETS                                                                       $ 631,237                $928,672
=============================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY

   Accrued dividends payable                                                            $     180                $    181
   Accrued expenses and other liabilities                                                      65                      65
-----------------------------------------------------------------------------------------------------------------------------
     TOTAL LIABILITIES                                                                        245                     246
-----------------------------------------------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY
     Series B 8.625% cumulative redeemable preferred stock, liquidation preference $10 per share; par value $1.00 per
         share; 1,000,000 shares authorized, issued and outstanding (Note 4)                1,000                   1,000
     Common stock, par value $.01 per share:
         Authorized - 1,000 shares
         Issued and outstanding - 100 shares                                                    1                       1
     Paid-in capital                                                                      628,799                 928,799
     Distribution in excess of accumulated earnings                                        (3,037)                 (2,586)
     Accumulated other comprehensive income                                                 4,229                   1,212
-----------------------------------------------------------------------------------------------------------------------------
     TOTAL SHAREHOLDERS' EQUITY                                                           630,992                 928,426
-----------------------------------------------------------------------------------------------------------------------------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                         $ 631,237                $928,672
=============================================================================================================================


See accompanying notes to financial statements

WEBSTER PREFERRED CAPITAL CORPORATION

                              STATEMENTS OF INCOME


                                                                                For the Years Ended December 31,
                                                                           ------------------------------------------
(In thousands, except per share data)                                        2002             2001              2000
---------------------------------------------------------------------------------------------------------------------
Interest income:
Loans (Note 5)                                                             $ 31,161         $ 47,807         $ 56,383
Securities and interest-bearing deposits                                     11,094           10,264            8,929
---------------------------------------------------------------------------------------------------------------------
        Total interest income                                                42,255           58,071           65,312
Provision for loan losses (Note 3)                                               --               90              190
---------------------------------------------------------------------------------------------------------------------
Interest income after provision for loan losses                              42,255           57,981           65,122

Noninterest income:
Gain on sale of securities                                                       --               --               94

Noninterest expenses:
Advisory fee expense paid to parent (Note 6)                                    186              158              158
Dividends on Mandatorily redeemable preferred stock (Note 4)                     --              123            2,950
Other noninterest expense                                                       124              103              426
---------------------------------------------------------------------------------------------------------------------
        Total noninterest expense                                               310              384            3,534

Income before income taxes                                                   41,945           57,597           61,682
Income taxes (Note 7)                                                            --               --               --
---------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                   41,945           57,597           61,682
Preferred stock dividends                                                       863              863              863
---------------------------------------------------------------------------------------------------------------------
Net income available to common shareholder                                 $ 41,082         $ 56,734         $ 60,819
=====================================================================================================================
Net income per common share:
        Basic                                                              $410,816         $567,336         $608,189
        Diluted                                                            $410,816         $567,336         $608,189
---------------------------------------------------------------------------------------------------------------------



                       STATEMENTS OF COMPREHENSIVE INCOME


                                                                               For the Years Ended December 31,
---------------------------------------------------------------------------------------------------------------------
(In thousands)                                                              2002             2001             2000
---------------------------------------------------------------------------------------------------------------------
Net income                                                                $ 41,945         $ 57,597         $ 61,682

Other comprehensive income:
    Unrealized net holding gain on securities available for sale
    arising during the period                                                3,017              858            1,887

    Reclassification adjustment for gains realized
    during the period                                                           --               --              (94)

---------------------------------------------------------------------------------------------------------------------
Other comprehensive income                                                   3,017              858            1,793
---------------------------------------------------------------------------------------------------------------------

Comprehensive income                                                      $ 44,962         $ 58,455         $ 63,475
=====================================================================================================================



See accompanying notes to financial statements

WEBSTER PREFERRED CAPITAL CORPORATION

                       STATEMENTS OF SHAREHOLDERS' EQUITY



                                                                                         Distributions  Accumulated
                                                                                          in Excess of    Other
                                                  Preferred      Common      Paid-In      Accumulated  Comprehensive
(In thousands, except per share data)               Stock         Stock      Capital        Earnings      Income        Total
--------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1999                        $   1,000    $       1    $ 928,799     $  (2,134)    $  (1,439)    $ 926,227
Comprehensive income:
Net income for 2000                                      --           --           --        61,682            --        61,682
Net unrealized losses on available
      for sale securities, net of
      reclassification adjustments                       --           --           --            --         1,793         1,793
                                                                                                                      ---------
Total comprehensive income                                                                                               63,475
                                                                                                                      ---------

Dividends declared and paid:
      Common stock ($615,050 per share)                  --           --           --       (61,505)           --       (61,505)
      Preferred stock series B
      ($0.8625 per share)                                --           --           --          (863)           --          (863)
--------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000                        $   1,000    $       1    $ 928,799     $  (2,820)    $     354     $ 927,334
===============================================================================================================================

Comprehensive income:
Net income for 2001                                      --           --           --        57,597            --        57,597
Net unrealized gains on available
      for sale securities, net of
      reclassification adjustments                       --           --           --            --           858           858
                                                                                                                      ---------
Total comprehensive income                                                                                               58,455
                                                                                                                      ---------
Dividends declared and paid:
      Common stock ($565,000 per share)                  --           --           --       (56,500)           --       (56,500)
      Preferred stock series B
      ($0.8625 per share)                                --           --           --          (863)           --          (863)
--------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2001                        $   1,000    $       1    $ 928,799     $  (2,586)    $   1,212     $ 928,426
===============================================================================================================================

Comprehensive income:
Net income for 2002                                      --           --           --        41,945            --        41,945
Net unrealized gains on available
      for sale securities, net of
      reclassification adjustments                       --           --           --            --         3,017         3,017
                                                                                                                      ---------
Total comprehensive income                                                                                               44,962
                                                                                                                      ---------

Return of capital dividend on common stock               --           --     (300,000)           --            --      (300,000)
Dividends declared and paid:
      Common stock ($415,330 per share)                  --           --           --       (41,533)           --       (41,533)
      Preferred stock series B
      ($0.8625 per share)                                --           --           --          (863)           --          (863)
--------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2002                        $   1,000    $       1    $ 628,799     $  (3,037)    $   4,229     $ 630,992
================================================================================================================================

See accompanying notes to financial statements

WEBSTER PREFERRED CAPITAL CORPORATION

                            STATEMENTS OF CASH FLOWS



                                                                            For the Years Ended December 31,
                                                                     ----------------------------------------------
(Dollars in thousands)                                                  2002              2001             2000
-------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net income                                                           $  41,945         $  57,597         $  61,682
Adjustments to reconcile net income to net cash provided by
operating activities:
      Provision for loan losses                                             --                90               190
      Amortization of mortgage premiums                                    179               200               200
      Accretion of securities discount                                    (115)             (360)              (32)
      Amortization of net deferred loan costs                              838               853               655
      Gain on sale of securities                                            --                --               (94)
      Decrease in accrued interest receivable                            2,370             1,075               648
      Decrease in total liabilities                                         (1)             (618)             (118)
      Decrease (increase) in prepaid expenses and other assets           4,859            (6,380)              338
-------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                               50,075            52,457            63,469
-------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
Purchase of  mortgage-backed securities                                     --           (99,747)          (34,193)
Principal collected on mortgage-backed securities                       51,614            19,349             7,444
Decrease (increase) in interest-bearing deposits                        57,000           (70,000)          (97,500)
Proceeds from REO sales                                                    192               384                92
Proceeds from sales of mortgage-backed securities                           --                --            47,388
Purchase of loans                                                           --            (6,401)          (31,415)
Principal repayments of loans, net                                     207,957           188,175           107,412
-------------------------------------------------------------------------------------------------------------------
Net cash provided (used) by investing activities                       316,763            31,760              (772)
-------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
Dividends paid on common and preferred stock                           (42,396)          (57,363)          (62,368)
Return of capital dividend to common shareholder                      (300,000)               --                --
Redemption of Series A preferred stock                                      --           (40,000)               --
-------------------------------------------------------------------------------------------------------------------
Net cash used by financing activities                                 (342,396)          (97,363)          (62,368)
-------------------------------------------------------------------------------------------------------------------

Increase (decrease) in cash and cash equivalents                        24,442           (13,146)              329
Cash and cash equivalents at beginning of year                           3,850            16,996            16,667
-------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                             $  28,292         $   3,850         $  16,996
===================================================================================================================

SUPPLEMENTAL DISCLOSURES:
      Income taxes paid                                              $      --         $      --         $      --
      Interest paid                                                         --                --                --

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITY:
        Loans transferred to REO                                     $     183         $     193         $     362



See accompanying notes to financial statements

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES




A) BUSINESS

Webster Preferred Capital Corporation (the "Company") is a Connecticut corporation incorporated in March 1997 and a subsidiary of Webster Bank, which is a wholly-owned subsidiary of Webster Financial Corporation ("Webster"). The Company acquires, holds and manages real estate mortgage assets ("mortgage assets"). As of December 31, 2002, the mortgage assets owned by the Company consisted of whole loans secured by first mortgages or deeds of trusts on single family (one-to-four unit) residential real estate properties ("residential mortgage loans"), located primarily in Connecticut and mortgage-backed securities, secured by these same type of loans, located throughout the country.

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

Management believes that the allowance for loan losses is adequate. While management believes it uses the best available information to recognize probable losses on loans, future additions to the allowance may be necessary based upon actual results or changes in the above mentioned factors. In addition, various regulatory agencies, as an integral part of their examination process of Webster Bank, periodically may review the Company's allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance for loan losses based on judgments different from those of management.

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

G) NET INCOME PER COMMON SHARE

Basic net income per common share is calculated by dividing net income available to common shareholders by the weighted-average number of shares of common stock outstanding. Diluted net income per common share is calculated by dividing net income available to common shareholders by the weighted-average diluted common shares. The Company has no dilutive items. The weighted-average number of shares used in the computation of basic and diluted earnings per common share for the years ended December 31, 2002, 2001, and 2000 was 100.

H) STATEMENT OF CASH FLOWS

For purposes of the Statement of Cash Flows, the Company defines cash on hand and in banks to be cash and cash equivalents.

I) COMPREHENSIVE INCOME

The purpose for reporting comprehensive income is to report a measure of all changes in equity of an enterprise that result from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners. Comprehensive income includes net income and certain changes in equity from non-owner sources that are not recognized in the income statement (such as net unrealized gains and losses on securities available for sale). The Company has reported comprehensive income and its components for 2002, 2001, and 2000 in its Statements of Shareholders' Equity.

J) RECLASSIFICATION

Certain financial statement balances as previously reported have been reclassified to conform to the 2002 Financial Statement Presentation.

NOTE 2: MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE



The following table sets forth certain information regarding the mortgage-backed securities:



-----------------------------------------------------------------------------------------------------------------
                                             Amortized         Unrealized         Unrealized           Estimated
(In thousands)                                    Cost              Gains             Losses          Fair Value
-----------------------------------------------------------------------------------------------------------------
DECEMBER 31, 2002
    Available for sale portfolio              $105,832           $  4,229           $     --            $110,061
-----------------------------------------------------------------------------------------------------------------
DECEMBER 31, 2001
      Available for sale portfolio            $157,331           $  1,326           $   (114)           $158,543
-----------------------------------------------------------------------------------------------------------------



There was a sale to an unaffiliated third party of $47.4 million of mortgage-backed securities during the year ended December 31, 2000, resulting in a net gain of $94,000. There were no sales of mortgage-backed securities for the years ending December 31, 2002 and 2001.




NOTE 3: RESIDENTIAL MORTGAGE LOANS, NET




A summary of residential mortgage loans, net, by type and original maturity follows:

                                                             At December 31,
                                                        -----------------------
(In thousands)                                             2002          2001
-------------------------------------------------------------------------------
Fixed-rate loans:
       15 yr. loans                                     $  55,956     $  81,566
       20 yr. loans                                         3,132         4,693
       25 yr. loans                                         2,542         2,598
       30 yr. loans                                       138,008       191,049
-------------------------------------------------------------------------------

        Total fixed-rate loans                            199,638       279,906
-------------------------------------------------------------------------------
Variable-rate loans:
       15 yr. loans                                         1,605         3,015
       20 yr. loans                                         3,127         5,368
       25 yr. loans                                         2,680         4,581
       30 yr. loans                                       173,482       295,835
-------------------------------------------------------------------------------

        Total variable-rate loans                         180,894       308,799
-------------------------------------------------------------------------------
                                                        $ 380,532     $ 588,705
       Total residential mortgage loans

       Premiums and deferred fees on loans, net             1,164         2,181
       Less: allowance for loan losses                     (2,106)       (2,139)
-------------------------------------------------------------------------------

        Residential mortgage loans, net                 $ 379,590     $ 588,747
===============================================================================

As of December 31, 2002, approximately 52.5% of the Company's residential mortgage loans are fixed-rate loans and approximately 47.5% are adjustable-rate loans.

A detail of the change in the allowance for loan losses, for the periods indicated, follows:

                                               For the Year Ended December 31,
                                            ------------------------------------
(In thousands)                                2002          2001          2000
--------------------------------------------------------------------------------
Balance at beginning of year                $ 2,139       $ 2,059       $ 1,912
Provision charged to operations                  --            90           190
Charge-offs                                     (33)          (10)          (43)
Recoveries                                       --            --            --
--------------------------------------------------------------------------------
  Balance at end of year                    $ 2,106       $ 2,139       $ 2,059
================================================================================


NOTE 4: REDEEMABLE PREFERRED STOCK

In December 1997, the Company raised $50.0 million, less expenses, in a public offering of 40,000 shares of Series A 7.375% cumulative redeemable preferred stock, liquidation preference $1,000 per share, and 1.0 million shares of Series B 8.625% cumulative redeemable preferred stock, liquidation preference $10 per share.

The Company was required to redeem all outstanding Series A Preferred Shares on January 15, 2001 at a redemption price of $1,000 per share, plus accrued and unpaid dividends. This redemption took place on January 16, 2001, due to a legal holiday on January 15, 2001.

The Series B preferred stock is not redeemable prior to January 15, 2003, except upon the occurrence of a specified tax event. The redemption is at the option of the Company, which has no current plans to redeem the Series B preferred stock.

NOTE 5: SERVICING

The mortgage loans owned by the Company are serviced by Webster Bank pursuant to the terms of a servicing agreement. Webster Bank in its role as servicer under the terms of the servicing agreement is herein referred to as the "Servicer." The Servicer receives fees at an annual rate of (i) 8 basis points for fixed-rate loan servicing and collection, (ii) 8 basis points for variable-rate loan servicing and collection and (iii) 5 basis points for all other services to be provided, as needed, in each case based on the daily outstanding balances of all the Company's loans for which the Servicer is responsible. The services provided to the Company by Webster Bank are at the level of a sub-servicing agreement. As such, the Company estimates that the fees paid to Webster Bank for servicing approximates fees that would be paid if the Company operated as an unaffiliated entity. Servicing fees paid for the years 2002, 2001 and 2000 were $387,000, $556,000 and $652,000, respectively. Servicing fees are included in interest income on the Statement of Operations, as they are classified as a reduction in yield to the Company.

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

NOTE 6: ADVISORY SERVICES

Advisory services are being provided pursuant to an agreement with Webster Bank to provide the Company with the following types of services: administer the day-to-day operations, monitor the credit quality of the real estate mortgage assets, advise with respect to the acquisition, management, financing, and disposition of real estate mortgage assets and provide the necessary executive administration, human resource, accounting and control, technical support, record keeping, copying, telephone, mailing and distribution, investment and funds management services. Webster Bank received an annual fee of $186,000 with respect to the advisory services provided to the Company in 2002, an increase from $157,500 in 2001 and 2000. The Company estimates that the fees paid to Webster Bank for advisory services approximate fees that would be paid for such services if the Company were an unaffiliated entity.

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

NOTE 8: SUMMARY OF ESTIMATED FAIR VALUES OF FINANCIAL INSTRUMENTS

A summary of estimated fair values of financial instruments consist of the following:


                                                                            At December 31,
                                                         --------------------------------------------------------------
                                                                2002                               2001
-----------------------------------------------------------------------------------------------------------------------
                                                         Carrying        Estimated           Carrying        Estimated
(In thousands)                                            Amount         Fair Value           Amount         Fair Value
-----------------------------------------------------------------------------------------------------------------------
ASSETS:
   Cash                                                  $  28,292        $  28,292          $  3,850         $  3,850
   Interest-bearing deposits                               110,500          110,500           167,500          167,500
   Mortgage-backed securities                              110,061          110,061           158,543          158,543
   Residential mortgages                                   381,696          397,804           590,886          595,542
   Less: allowance for loan losses                          (2,106)          (2,106)           (2,139)          (2,139)
-----------------------------------------------------------------------------------------------------------------------


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

The carrying amounts for interest-bearing deposits other than time deposits approximate fair value since they mature in 90 days or less and do not present unanticipated credit concerns. The fair value of mortgage-backed securities (see
Note 2) is estimated based on prices or quotations received from third parties or pricing services

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

NOTE 9: SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)


2002
------------------------------------------------------------------------------------------------------------------------
(In thousands, except share data)              First Quarter      Second Quarter      Third Quarter     Fourth Quarter
------------------------------------------------------------------------------------------------------------------------
Net interest income                               $ 12,456           $ 11,076           $ 10,260           $  8,463
Noninterest expenses                                    71                 92                 80                 67
                                         -------------------------------------------------------------------------------
NET INCOME                                          12,385             10,984             10,180              8,396
Preferred dividends                                    216                215                216                216
                                         -------------------------------------------------------------------------------
Net income available to common
       shareholder                                $ 12,169           $ 10,769           $  9,964           $  8,180
                                         ===============================================================================
Net income per common share
       Basic                                      $121,693           $107,686           $ 99,644           $ 81,793
                                         ===============================================================================
       Diluted                                    $121,693           $107,686           $ 99,644           $ 81,793
                                         ===============================================================================



2001
------------------------------------------------------------------------------------------------------------------------
(In thousands, except share data)              First Quarter      Second Quarter      Third Quarter     Fourth Quarter
------------------------------------------------------------------------------------------------------------------------


Net interest income                               $ 15,011           $ 14,568           $ 14,520           $ 13,972
Provision for loan losses                               30                 30                 30                 --
Noninterest expenses                                   181                 81                 59                 63
                                         -------------------------------------------------------------------------------
NET INCOME                                          14,800             14,457             14,431             13,909
Preferred dividends                                    216                215                216                216
                                         -------------------------------------------------------------------------------
Net income available to common
       shareholder                                $ 14,584           $ 14,242           $ 14,215           $ 13,693
                                         ===============================================================================
Net income per common share
       Basic                                      $145,837           $142,420           $142,150           $136,929
                                         ===============================================================================
       Diluted                                    $145,837           $142,420           $142,150           $136,929
                                         ===============================================================================



A COPY OF WEBSTER PREFERRED CAPITAL CORPORATION'S 2002 ANNUAL REPORT WILL BE PROVIDED TO SHAREHOLDERS UPON REQUEST.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         ---------------------------------------------------------------
         FINANCIAL DISCLOSURE.
         --------------------


The Company has no changes in or disagreements with its outside accountants on accounting and financial disclosures.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          --------------------------------------------------

The Company's Board of Directors currently consists of three members. Directors are elected for a one-year term. The Company currently has three officers. The Company has no other employees.

The persons who are current directors and executive officers of the Company are as follows:

NAME                           AGE         POSITION AND OFFICES HELD
----                           ---         -------------------------

Ross M. Strickland              53         President and Director

Harriet Munrett Wolfe           49         Director

William J. Healy                58         Director

Gregory S. Madar                40         Senior Vice President, Treasurer and
                                           Assistant Secretary


John D. Benjamin                55         Senior Vice President and Secretary

The following is a summary of the experience of the officers and directors of the Company:

Ross M. Strickland is the President and a director of the Company. He is also the Executive Vice President - Mortgage Banking of Webster and Webster Bank, positions he has held since his employment began in 1991. Prior to joining Webster Bank, he was Executive Vice President of Residential Lending with the former Northeast Savings, F.A., Hartford, Connecticut, from 1988 to 1991. Prior to joining Northeast Savings, he was National Sales Manager, Credit Resources Group, for Shearson Lehman Brothers.

Harriet Munrett Wolfe is a director of the Company. She is also the Executive Vice President, General Counsel and Secretary of Webster and Webster Bank. Ms. Wolfe joined Webster and Webster Bank in March 1997 as Senior Vice President and Counsel, was appointed Secretary in June 1997 and General Counsel in September 1999. In January 2003, she was appointed Executive Vice President. Prior to joining Webster and Webster Bank, she was in private practice. From November 1990 to January 1996, she was Vice President and Senior Counsel of Shawmut Bank Connecticut, N.A., Hartford, Connecticut. Prior to joining Shawmut, she was Associate Legal Counsel and Assistant Secretary of the former Citytrust, Bridgeport, Connecticut.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
-------------------------------------------------------

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and officers and persons who own more than 10% of its Series B Preferred Stock to file with the SEC initial reports of ownership of the Company's equity securities and to file subsequent reports when there are changes in such ownership. Based on a review of reports submitted to the Company, the Company believes that during the fiscal year ended December 31, 2002, all Section 16(a) filing requirements applicable to the Company's officers, directors and more than 10% owners were complied with on a timely basis.

ITEM 11.  EXECUTIVE COMPENSATION
          ----------------------

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

THE ADVISOR
-----------

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

The Advisory Agreement had an initial term of two years, and has been renewed for additional one-year periods. It will continue to be renewed until notice of nonrenewal is delivered by either party to the other party. The Advisory Agreement may be terminated by the Company at any time upon 90 days' prior written notice. The Advisor is entitled to receive an advisory fee equal to $195,000 per year beginning January 1, 2003 with respect to the advisory services provided by it to the Company, as per the amended agreement adopted on December 19, 2002. The fee may be revised to reflect changes in the actual costs incurred by the Advisor in providing services.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------

The executive officers and directors of the Company do not own any shares of stock in the Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

The Company is organized as a subsidiary of Webster Bank, is controlled by and through advisory and servicing agreements, and is totally reliant on Webster Bank. The Company's Board of Directors consists entirely of Webster Bank employees and, through the advisory and servicing agreements, Webster Bank and its affiliates are involved in every aspect of the Company's existence. Webster Bank administers the day-to-day activities of the Company in its role as Advisor under the Advisory Agreement, and acts as Servicer of the Company's Mortgage Loans under the Servicing Agreement. In addition, all of the officers of the Company are also officers of Webster Bank. As the holder of all of the outstanding voting stock of the Company, Webster Bank generally will have the right to elect all of the directors of the Company. For a description of the fees Webster Bank is entitled to receive under the advisory and servicing agreements, see Notes 5 and 6 to the Company's Financial Statements included as part of Item 8.

DEPENDENCE UPON WEBSTER BANK AS ADVISOR AND SERVICER
----------------------------------------------------

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

ITEM 14.  CONTROLS AND PROCEDURES
          -----------------------

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

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

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
          ----------------------------------------------------------------

(a)(1)    The following financial statements are filed as a part of this Report:

          Statements of Condition at December 31, 2002 and 2001

          Statements of Income for years ended December 31, 2002, 2001 and 2000

          Statements of Shareholders' Equity for years ended December 31, 2002, 2001 and 2000

          Statements of Cash Flows for years ended December 31, 2002, 2001 and 2000

          Notes to Financial Statements

          Independent Auditors' Report

(a)(2) There are no financial statement schedules which are required to be filed as part of this form.

(a)(3) See below for all exhibits filed herewith or incorporated by reference and the Index to Exhibits.

EXHIBIT NUMBER                                  DESCRIPTION
--------------      -----------------------------------------------------------
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

     99.1 Written Statement pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Company's Principal Executive Officer.

     99.2 Written Statement pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Company's Principal Financial Officer.

(b)       No reports on Form 8-K were filed during the fourth quarter of 2002.

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


                                  WEBSTER PREFERRED CAPITAL CORPORATION
                                  -------------------------------------
                                               Registrant


                                  BY: /s/ Ross M. Strickland
                                      ------------------------------------------
                                      Ross M. Strickland, President and Director
                                                                  -


                                  Date: March 20, 2003


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 20, 2003.

By: /s/ Ross M. Strickland
    ------------------------------------------------
        Ross M. Strickland, President and Director
        (Principal Executive Officer)

By: /s/ Gregory S. Madar
    ------------------------------------------------
        Gregory S. Madar, Senior Vice President,
        Treasurer and Assistant Secretary
        (Principal Financial and Accounting Officer)

By: /s/ William J. Healy
    ------------------------------------------------
        William J. Healy, Director

By: /s/ Harriet M. Wolfe
    ------------------------------------------------
        Harriet Munrett Wolfe, Director

                                   CERTIFICATION

I, Ross M. Strickland, certify that:

         1. I have reviewed this annual report on Form 10-K of Webster Preferred Capital Corporation.

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operations of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 20, 2003

By: /s/ Ross M. Strickland
    -----------------------------------------
    President and Principal Executive Officer

                                  CERTIFICATION

I, Gregory S. Madar, certify that:

         1. I have reviewed this annual report on Form 10-K of Webster Preferred Capital Corporation.

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operations of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 20, 2003

By: /s/ Gregory M. Madar
    ----------------------------------------
    SVP, Treasurer & Assistant Secretary
    Principal Financial & Accounting Officer