Form 10-Q
period 2003-03-31
WEBSTER PREFERRED CAPITAL CORP
filed 2003-05-14
CIK 1047865

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter ended March 31, 2003

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
       For the transition period from             to

       Commission File Number:   0-23513

                      WEBSTER PREFERRED CAPITAL CORPORATION
                      -------------------------------------
             (Exact name of registrant as specified in its charter)

                CONNECTICUT                                06-1478208
                -----------                                ----------
       (State or other jurisdiction of                  (I. R. S. Employer
        incorporation or organization)                Identification Number)


   145 BANK STREET, WATERBURY, CONNECTICUT                    06702
   ---------------------------------------                  ----------
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
                                                  -----      -----

         Indicate by check mark whether the registrant is an accelerated filer
(as defined in Exchange Act Rule 12b-2).       Yes        No   X  .
                                                  -----      -----

         The number of shares outstanding of each of the registrant's classes of common stock, as of April 30, 2003 is: 100 shares

WEBSTER PREFERRED CAPITAL CORPORATION

                                      INDEX



                                                                                                               PAGE
                                                                                                               ----


PART I - FINANCIAL INFORMATION

ITEM 1.  Interim Financial Statements:

             Statements of Condition at March 31, 2003 (unaudited) and December 31, 2002.....................    3

             Statements of Income for the Three Months Ended
             March 31, 2003 and 2002 (unaudited).............................................................    4

             Consolidated Statements of Comprehensive Income for the Three Months Ended
             March 31, 2003 and 2002 (unaudited).............................................................    4

             Statements of Cash Flows for the Three Months Ended March 31, 2003 and 2002 (unaudited).........    5

             Notes to Interim Financial Statements...........................................................    6

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations...............    9

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk..........................................   13

ITEM 4.  Controls and Procedures.............................................................................   14

PART II - OTHER INFORMATION..................................................................................   14

SIGNATURE....................................................................................................   15

CERTIFICATIONS...............................................................................................   16

EXHIBITS.....................................................................................................   18


WEBSTER PREFERRED CAPITAL CORPORATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

                             STATEMENTS OF CONDITION


                                                                                  (UNAUDITED)
(Dollars in thousands, except per share data)                                    March 31, 2003   December 31, 2002
------------------------------------------------------------------------------------------------------------------------
ASSETS

Cash                                                                                $   1,768         $  28,292
Interest-bearing deposits                                                             117,500           110,500
Mortgage-backed securities available for sale, at fair value (Note 2)                 110,518           110,061
Residential mortgage loans, net (Note 3)                                              405,829           379,590
Accrued interest receivable                                                             1,166             1,192
Other real estate owned                                                                    --                79
Prepaid expenses and other assets                                                       1,594             1,523
------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                        $ 638,375         $ 631,237
========================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY

Accrued dividends payable                                                           $     180         $     180
Accrued expenses and other liabilities                                                     62                65
------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                         242               245
------------------------------------------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY

Series B 8.625% cumulative redeemable preferred stock,
     liquidation preference $10 per share; par value $1.00 per share;
     1,000,000 shares authorized, issued and outstanding                                1,000             1,000
Common stock, par value $.01 per share:
     Authorized - 1,000 shares
     Issued and outstanding - 100 shares                                                    1                 1
Paid-in capital                                                                       628,799           628,799
Retained earnings (distributions in excess of accumulated earnings)                     4,659            (3,037)
Accumulated other comprehensive income                                                  3,674             4,229
------------------------------------------------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                                                            638,133           630,992
========================================================================================================================
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                          $ 638,375         $ 631,237
========================================================================================================================



See accompanying notes to interim financial statements.

WEBSTER PREFERRED CAPITAL CORPORATION

                              STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                                 Three Months Ended March 31,
(Dollars in thousands, except per share data)                    2003                     2002
------------------------------------------------------------------------------------------------
Interest income:
Loans (Note 4)                                                $   6,375                $   9,044
Securities and interest bearing deposits                          1,826                    3,412
------------------------------------------------------------------------------------------------
        Total interest income                                     8,201                   12,456
Provision for loan losses (Note 3)                                   --                       --
------------------------------------------------------------------------------------------------
Interest income after provision for loan losses                   8,201                   12,456

Noninterest expense:
Advisory fee expense paid to parent                                  48                       47
Other                                                                32                       24
------------------------------------------------------------------------------------------------
        Total noninterest expense                                    80                       71
------------------------------------------------------------------------------------------------

NET INCOME                                                        8,121                   12,385
Preferred stock dividends                                           216                      216
------------------------------------------------------------------------------------------------

Net income available to common shareholder                    $   7,905                $  12,169
================================================================================================


Net income per common share:
               Basic                                          $  79,048                $ 121,693
               Diluted                                        $  79,048                $ 121,693
------------------------------------------------------------------------------------------------


                       STATEMENTS OF COMPREHENSIVE INCOME
                                  (UNAUDITED)

                                                                 Three Months Ended March 31,
(In thousands)                                                   2003                     2002
------------------------------------------------------------------------------------------------

Net income                                                    $   8,121                $  12,385

Other comprehensive loss:
   Unrealized net holding loss on securities
   available for sale arising during the period                    (555)                  (1,402)

------------------------------------------------------------------------------------------------
Comprehensive income                                          $   7,566                $  10,983
================================================================================================



See accompanying notes to interim financial statements.

WEBSTER PREFERRED CAPITAL CORPORATION

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                            Three Months Ended March 31,
(In thousands)                                                               2003                 2002
--------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net income                                                                 $  8,121             $ 12,385
Adjustments to reconcile net income to net cash provided by
    operating activities:
         Amortization of mortgage premiums                                       29                   50
         Amortization (accretion) of securities discount                         58                  (69)
         Amortization of net deferred loan costs                                123                  319
         Decrease in accrued interest receivable                                 26                  189
         Decrease in accrued liabilities                                         (3)                 (58)
         (Increase) decrease in prepaid expenses and other assets               (71)               4,888
--------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                     8,283               17,704
--------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
Purchase of securities                                                      (30,530)                  --
Purchase of loans                                                           (70,302)                  --
Principal repayments on mortgage-backed securities                           29,460                8,466
Proceeds from OREO sale                                                          79                   88
Increase in interest-bearing deposits                                        (7,000)             (91,000)
Principal repayments of loans, net                                           43,911               62,469
--------------------------------------------------------------------------------------------------------
Net cash used by investing activities                                       (34,382)             (19,977)
--------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
Dividends paid on common and preferred stock                                   (425)                (730)
--------------------------------------------------------------------------------------------------------
Decrease in cash and cash equivalents                                       (26,524)              (3,003)
Cash and cash equivalents at beginning of period                             28,292                3,850
--------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                 $  1,768             $    847
========================================================================================================

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITY:
       Transfer of residential mortgage loans to other real estate
          owned                                                            $     --             $    103

--------------------------------------------------------------------------------------------------------


See accompanying notes to interim financial statements

WEBSTER PREFERRED CAPITAL CORPORATION

NOTES TO INTERIM FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1: BASIS OF PRESENTATION

The accompanying interim financial statements represent the accounts of Webster Preferred Capital Corporation (the "Company" or "WPCC") and have been prepared in conformity with accounting principles generally accepted in the United States of America. The statements include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All adjustments were of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results which may be expected for the year as a whole. These interim financial statements should be read in conjunction with the financial statements and notes thereto included in WPCC's 2002 Annual Report on Form 10-K. The Company has no subsidiaries.

NOTE 2: MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE, AT FAIR VALUE

The following table sets forth certain information regarding the mortgage-backed securities:


--------------------------------------------------------------------------------
                                   Amortized   Gross   Unrealized    Estimated
(In thousands)                          Cost    Gains     Losses     Fair Value
--------------------------------------------------------------------------------
MARCH 31, 2003:
   Available for sale portfolio     $106,844   $3,674    $   --      $110,518
================================================================================

DECEMBER 31, 2002:
   Available for sale portfolio     $105,832   $4,229    $   --      $110,061
================================================================================

At March 31, 2003 and December 31, 2002, all mortgage-backed securities available for sale were issued by government or government-sponsored agencies.


There were no sales of mortgage-backed securities in the first quarter of 2003 or 2002.

WEBSTER PREFERRED CAPITAL CORPORATION

--------------------------------------------------------------------------------

NOTE 3:  RESIDENTIAL MORTGAGE LOANS, NET

A summary of the Company's residential mortgage loans, net, follows:


                                                        March 31,   December 31,
                                                          2003          2002
--------------------------------------------------------------------------------
                                                         Carrying     Carrying
(In thousands)                                            Amount       Amount
--------------------------------------------------------------------------------
Fixed-rate loans:
       15 yr. loans                                     $  70,333    $  55,956
       20 yr. loans                                         4,979        3,132
       25 yr. loans                                         3,666        2,542
       30 yr. loans                                       177,048      138,008
--------------------------------------------------------------------------------

        Total fixed-rate loans                            256,026      199,638
================================================================================
Variable-rate loans:
       15 yr. loans                                         1,411        1,605
       20 yr. loans                                         2,368        3,127
       25 yr. loans                                         2,648        2,680
       30 yr. loans                                       144,155      173,482
--------------------------------------------------------------------------------

        Total variable-rate loans                         150,582      180,894
--------------------------------------------------------------------------------
       Total residential mortgage loans                   406,608      380,532

       Premiums and deferred costs on loans, net            1,327        1,164
       Less: allowance for loan losses                     (2,106)      (2,106)
--------------------------------------------------------------------------------
       Residential mortgage loans, net                  $ 405,829    $ 379,590
================================================================================



As of March 31, 2003 approximately 63.0% of the Company's residential mortgage loans were fixed-rate loans and approximately 37.0% were adjustable-rate loans.

A detail of the change in the allowance for loan losses, for the periods indicated follows:

                                         Three Months Ended   Three Months Ended
(In thousands)                              March 31, 2003       March 31, 2002
--------------------------------------------------------------------------------
Balance at beginning of period                 $ 2,106             $ 2,139
Charge-offs                                         --                 (33)
--------------------------------------------------------------------------------
Balance at end of period                       $ 2,106             $ 2,106
================================================================================

WEBSTER PREFERRED CAPITAL CORPORATION

--------------------------------------------------------------------------------

NOTE 4:  SERVICING

The mortgage loans owned by the Company are serviced by Webster Bank pursuant to the terms of a servicing agreement. Webster Bank in its role as servicer under the terms of the servicing agreement is herein referred to as the "Servicer." The Servicer receives fees at an annual rate of (i) 8 basis points for fixed-rate loan servicing and collection, (ii) 8 basis points for variable-rate loan servicing and collection and (iii) 5 basis points for all other services to be provided, as needed, in each case based on the daily outstanding balances of all the Company's loans for which the Servicer is responsible. The Company estimates that the fees paid to Webster Bank for servicing approximate fees that would be paid if the Company operated as an unaffiliated entity. Servicing fees paid for the three months ended March 31, 2003 and 2002 were $94,000 and $111,000, respectively. Servicing fees are included in interest income on the Statements of Income, as they are classified as a reduction in yield to the Company.

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

WEBSTER PREFERRED CAPITAL CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

GENERAL
-------

The Company is a subsidiary of Webster Bank and has elected to be treated as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986 (the "Code"). The Company will generally not be subject to federal income tax for as long as it maintains its qualification as a REIT, requiring among other things, that it currently distribute to stockholders at least 90% of its "REIT taxable income" (not including capital gains and certain items of noncash income). The following discussion of the Company's financial condition and results of operations should be read in conjunction with the Company's financial statements and other financial data included elsewhere herein and in conjunction with the Company's 2002 Annual Report on Form 10-K.

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

CHANGES IN FINANCIAL CONDITION
------------------------------

Total assets were $638.4 million at March 31, 2003, an increase of $7.2 million from $631.2 million at December 31, 2002. The primary factor causing the increase in total assets was net income of $8.1 million. The change in the components of total assets was the result of purchasing $70.3 million of residential loans and $30.5 million of mortgage-backed securities, offset by principal payments of $43.9 million and $29.5 million, respectively. Shareholders' equity was $638.1 million at March 31, 2003 and $631.0 million at December 31, 2002.

Excess cash balances were invested in interest-bearing deposits, which increased $7.0 million over the first quarter. The increase in other assets from $1.5 million to $1.6 million was due to an increase in the balance of mortgage payments collected by Webster Bank, the Company's loan servicer, but remitted subsequent to quarter end.

ASSET QUALITY
-------------

The Company maintains asset quality by investing in residential real estate loans that have been conservatively underwritten and by aggressively managing nonperforming assets. At March 31, 2003, residential real estate loans comprised the entire loan portfolio. The Company also invests in government agency or government-sponsored agency issued mortgage-backed securities.

The following table details the Company's nonperforming assets:

                                                   March 31,   December 31,
(In thousands)                                       2003          2002
--------------------------------------------------------------------------------
Loans accounted for on a nonaccrual basis:
        Residential fixed-rate loans                 $402          $247
        Residential variable-rate loans               209           209
--------------------------------------------------------------------------------
           Total nonperforming loans                  611           456
Other real estate owned                                --            79
--------------------------------------------------------------------------------
           Total nonperforming assets                $611          $535
================================================================================

WEBSTER PREFERRED CAPITAL CORPORATION

--------------------------------------------------------------------------------

At both March 31, 2003 and December 31, 2002, the allowance for loan losses was approximately $2.1 million, or 345% and 462% of nonperforming loans, respectively. Management believes that the allowance for loan losses is adequate to cover expected losses in the portfolio.

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

Dividends on the Series B Preferred Stock are payable at the rate of 8.625% per annum (an amount equal to $.8625 per annum per share), in all cases if, when and as declared by the Board of Directors of the Company. Dividends on the preferred shares are cumulative and, if declared, payable on January 15, April 15, July 15 and October 15 in each year. The Company periodically makes dividend payments on its common stock in accordance with Company by-laws. Common stock dividends are paid to comply with REIT qualification rules. REIT qualification rules require that at least 90% of net taxable income for the year be distributed to shareholders.

ASSET/LIABILITY MANAGEMENT
--------------------------

The goal of the Company's asset/liability management policy is to manage interest rate risk so as to maximize net interest income over time in changing interest rate environments while maintaining acceptable levels of market risk. The Company prepares estimates of the level of prepayments and the effect of such prepayments on the level of future earnings due to reinvestment of funds at rates different than those that currently exist. The Company is unable to predict future fluctuations in interest rates. The market values of certain of the Company's financial assets are sensitive to fluctuations in market interest rates. The market values of fixed rate loans and mortgage-backed securities tend to decline in value as interest rates rise. If interest rates decrease, the market value of loans and mortgage-backed securities generally will tend to increase with the level of prepayments also normally increasing. The interest income earned on the Company's variable rate, interest sensitive instruments, which represent primarily variable rate mortgage loans, may change due to changes in quoted interest rate indices. The variable rate mortgage loans generally reprice based on a stated margin over U.S. Treasury Securities indices of varying maturities, the terms of which are established at the time the loan is closed. At March 31, 2003, 37.0% of the Company's residential mortgage loans were variable rate loans.

WEBSTER PREFERRED CAPITAL CORPORATION

--------------------------------------------------------------------------------

RESULTS OF OPERATIONS
---------------------

For the three months ended March 31, 2003 and 2002, the Company reported net income of $8.1 million and $12.4 million, respectively, or $79,048 and $121,693, respectively, per common share on a diluted basis.

Total interest income for the three months ended March 31, 2003 and 2002 amounted to $8.2 million and $12.5 million, respectively, net of servicing fees. The following table shows the major categories of average interest-earning assets, together with their respective interest income and the rates earned by the Company:


                                        Three Months Ended March 31, 2003            Three Months Ended March 31, 2002
                                     Average        Interest         Average     Average         Interest          Average
(In Thousands)                       Balance         Income           Yield      Balance          Income            Yield
---------------------------------------------------------------------------------------------------------------------------
Mortgage loans, net                 $437,082        $  6,375           5.83%     $568,100        $  9,044           6.37%
Mortgage-backed securities           110,542           1,615           5.84%      151,546           2,492           6.58%
Interest bearing deposits             74,106             211           1.14%      205,317             920           1.79%
---------------------------------------------------------------------------------------------------------------------------
     Total                          $621,730        $  8,201           5.28%     $924,963        $ 12,456           5.39%
===========================================================================================================================



The decline in interest income of $4.3 million, or 34.2%, from first quarter 2002 to first quarter 2003 was due to a decline in yield on earning assets. Due to the declining interest rate environment during 2002 and 2003, mortgage prepayments accelerated. These assets were replaced with ones earning a lower yield. In addition, a significant portion of the mortgage portfolio have adjustable rates and repriced down as rates declined. During 2002, a return of capital dividend of $300 million reduced the amount of interest earning assets. The lower rate environment also effected the yield earned on deposits, which declined by 65 basis points.

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


                                                  Three months ended March 31,
                                                           2003 V. 2002
--------------------------------------------------------------------------------
                                                    Increase (Decrease) due to
(In thousands)                                     Rate      Volume       Total
--------------------------------------------------------------------------------
Interest on interest-earning assets:
  Mortgage loans, net                           $  (717)    $(1,952)    $(2,669)
  Mortgage-backed securities                       (257)       (620)       (877)
  Interest-bearing deposits                        (257)       (452)       (709)
--------------------------------------------------------------------------------
Net change in fully taxable-equivalent
  net interest income                           $(1,231)    $(3,024)    $(4,255)
================================================================================

WEBSTER PREFERRED CAPITAL CORPORATION

--------------------------------------------------------------------------------

There was no provision for loan losses for the three months ended March 31, 2003 and 2002.

There were no sales of mortgage-backed securities for the three months ended March 31, 2003 and 2002.

Noninterest expense for the three months ended March 31, 2003 and 2002 amounted to $80,000 and $71,000, respectively, and included advisory fees.

RECENT FINANCIAL ACCOUNTING STANDARDS
-------------------------------------

In April 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS" or "Statement") No. 149, "Accounting for Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133." This Statement amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," to provide a clearer definition of a derivative, especially in regards to a contract involving an initial net investment. In addition, this Statement amends the meaning of underlying to be accounted for in accordance with FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This amendment should promote more consistency as to the reporting of contracts that fall under the scope of derivatives or hybrids. SFAS No. 149 is to be applied prospectively to all hedging activities and contracts revised or created after June 30, 2003.

WEBSTER PREFERRED CAPITAL CORPORATION

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------------------

The following table summarizes the estimated market value of the Company's interest-sensitive assets and interest-sensitive liabilities at March 31, 2003 and December 31, 2002 and the projected change to market values if interest rates instantaneously increase or decrease by 100 basis points.


                                                                                   Estimated Market Value Impact
                                                                                   -------------------------------
(In thousands)                            Amortized Cost       Market Value          -100 BP            +100 BP
------------------------------------------------------------------------------------------------------------------

AT MARCH 31, 2003
Interest Sensitive Assets:
      Mortgage-backed securities             $ 106,844           $ 110,518          $   2,430          $  (3,153)
      Variable-rate residential loans          150,582             153,731              1,984             (2,202)
      Fixed-rate residential loans             256,026             267,551              3,593             (7,457)
------------------------------------------------------------------------------------------------------------------
                                                                                    $   8,007          $ (12,812)
                                                                                    ==============================

AT DECEMBER 31, 2002
Interest Sensitive Assets:
      Mortgage-backed securities             $ 105,832           $ 110,061          $   1,942          $  (2,912)
      Variable-rate residential loans          180,894             186,182              1,629             (1,610)
      Fixed-rate residential loans             199,638             211,622              1,110             (5,741)
------------------------------------------------------------------------------------------------------------------
                                                                                    $   4,681          $ (10,263)
                                                                                    ==============================



Interest-sensitive assets, when impacted by an instantaneous 100 basis point rate decrease results in a projected increase in net market value of $8.0 million at March 31, 2003 compared to a projected increase in net market value of $4.7 million at December 31, 2002. These changes in net market value represent 1.51% of interest-sensitive assets at March 31, 2003 and 0.92% of interest-sensitive assets at December 31, 2002. Interest-sensitive assets, when impacted by an instantaneous 100 basis point rate increase results in a projected decrease in net market value of $12.8 million at March 31, 2003 compared to a projected decrease in net market value of $10.3 million at December 31, 2002. These changes in net market value represent 2.41% of interest-sensitive assets at March 31, 2003 and 2.02% of interest-sensitive assets at December 31, 2002. Changes in the projected net market value due to an instantaneous 100 basis point rate increase or decrease when comparing such amounts at March 31, 2003 and December 31, 2002 are a result of changes in outstanding balances of the assets and an overall decline in market interest rates.

Based on the Company's asset/liability mix at March 31, 2003, simulation analyses project that an instantaneous 100 basis point increase in interest rates would increase net income over the next twelve months by approximately 7.6%, compared to a projected increase of 8.6% at December 31, 2002. An instantaneous 100 basis point decrease in interest rates would decrease net income by approximately 9.4% at March 31, 2003, compared to a decrease of 10.0% at December 31, 2002.

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

These assumptions are inherently uncertain and, as a result, the simulation analyses cannot precisely estimate the impact that higher or lower rate environments will have on net interest income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes, changes in cash flow patterns and market conditions, as well as changes in management's strategies. Management believes that the Company's interest-rate risk position at March 31, 2003, represents a reasonable level of risk.

WEBSTER PREFERRED FINANCIAL CORPORATION

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

PART II - OTHER INFORMATION
---------------------------

ITEM 1. LEGAL PROCEEDINGS

There are no material pending legal proceedings, other than ordinary routine litigation incident to the registrant's business, to which the Company is a party or of which any of its property is subject.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Not Applicable.

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

ITEM 5. OTHER INFORMATION

Not Applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    Exhibit Number                        Description
    --------------                        -----------

         99.1            Additional Exhibit - Written Statement pursuant to
                         Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Company's Principal Executive Officer.

         99.2            Additional Exhibit - Written Statement pursuant to
                         Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Company's Principal Financial Officer.

(b) No reports on Form 8-K were filed during the quarter ended March 31, 2003.

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

                                Date: May 14, 2003

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

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operations of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 14, 2003

By:   /s/ Ross M. Strickland
     ---------------------------------------------------------
      Ross M. Strickland
      President and Principal Executive Officer

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

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operations of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 14, 2003

By:   /s/ Gregory S. Madar
     ---------------------------------------
      Gregory S. Madar
      SVP, Treasurer & Assistant Secretary
      Principal Financial & Accounting Officer