Form 10-Q
period 2003-06-30
WEBSTER PREFERRED CAPITAL CORP
filed 2003-08-13
CIK 1047865

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter ended June 30, 2003

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
Yes  X     No      .
     ----      ----

         Indicate by check mark whether the registrant is an accelerated filer
(as defined in Exchange Act Rule 12b-2). Yes      No  X  .
                                            ----    ----
             The number of shares outstanding of each of the registrant's classes of common stock, as of July 31, 2003 is: 100 shares.

WEBSTER PREFERRED CAPITAL CORPORATION

                                      INDEX

                                                                                                               PAGE
                                                                                                               ----
PART I - FINANCIAL INFORMATION

ITEM 1.  Interim Financial Statements (unaudited):

             Statements of Condition at June 30, 2003 and December 31, 2002..................................    3

             Statements of Income for the Three and Six Months Ended June 30, 2003 and 2002..................    4

             Consolidated Statements of Comprehensive Income for the Three and Six Months
             Ended June 30, 2003 and 2002....................................................................    4

             Statements of Cash Flows for the Six Months Ended June 30, 2003 and 2002........................    5

             Notes to the Interim Financial Statements.......................................................    6

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations...............    9

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk..........................................   13

ITEM 4.  Controls and Procedures.............................................................................   14

PART II - OTHER INFORMATION..................................................................................   14

SIGNATURE  ..................................................................................................   16

EXHIBITS   ..................................................................................................   17


WEBSTER PREFERRED CAPITAL CORPORATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

                       STATEMENTS OF CONDITION (UNAUDITED)



(Dollars in thousands, except share data)                                         June 30, 2003  December 31, 2002
--------------------------------------------------------------------------------------------------------------------
ASSETS

Cash                                                                                 $  15,448        $  28,292
Interest-bearing deposits                                                               71,500          110,500
Mortgage-backed securities available for sale, at fair value (Note 2)                   84,200          110,061
Residential mortgage loans, net (Note 3)                                               368,248          379,590
Accrued interest receivable                                                                538            1,192
Other real estate owned                                                                     96               79
Prepaid expenses and other assets                                                        1,557            1,523
--------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                         $ 541,587        $ 631,237
====================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY

Accrued dividends payable                                                            $     180        $     180
Accrued expenses and other liabilities                                                      53               65
--------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                          233              245
--------------------------------------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY

Series  B 8.625% cumulative redeemable preferred stock, liquidation preference
        $10 per share; par value $1.00 per share;
        1,000,000 shares authorized, issued and outstanding                              1,000            1,000
Common stock, par value $.01 per share:
        Authorized - 1,000 shares
        Issued and outstanding - 100 shares                                                  1                1
Paid-in capital                                                                        538,799          628,799
Retained earnings (distributions in excess of accumulated earnings)                     (1,086)          (3,037)
Accumulated other comprehensive income                                                   2,640            4,229
--------------------------------------------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                                                             541,354          630,992
--------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                           $ 541,587        $ 631,237
====================================================================================================================



See accompanying notes to interim financial statements.

WEBSTER PREFERRED CAPITAL CORPORATION

                              STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                     Three Months Ended June 30,   Six Months Ended June 30,
(Dollars in thousands, except per share data)            2003           2002           2003           2002
--------------------------------------------------------------------------------------------------------------------
Interest Income:
Loans (Note 4)                                        $  5,617       $  8,319       $ 11,992       $ 17,363
Securities and interest bearing deposits                 1,566          2,757          3,392          6,169
--------------------------------------------------------------------------------------------------------------------
        Total interest income                            7,183         11,076         15,384         23,532
Provision for loan losses (Note 3)                          --             --             --             --
--------------------------------------------------------------------------------------------------------------------
Interest income after provision for loan losses          7,183         11,076         15,384         23,532

Noninterest Expense:
Advisory fee expense paid to parent                         50             46             98             93
Other                                                       30             46             62             70
--------------------------------------------------------------------------------------------------------------------
        Total noninterest expense                           80             92            160            163
--------------------------------------------------------------------------------------------------------------------

NET INCOME                                               7,103         10,984         15,224         23,369
Preferred stock dividends                                  215            215            431            431
--------------------------------------------------------------------------------------------------------------------

Net income available to common shareholder            $  6,888       $ 10,769       $ 14,793       $ 22,938
====================================================================================================================

Net income per common share:
               Basic                                  $ 68,880       $107,690       $147,930       $229,380
               Diluted                                $ 68,880       $107,690       $147,930       $229,380
--------------------------------------------------------------------------------------------------------------------



                 STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

                                                    Three Months Ended June 30,      Six Months Ended June 30,
-------------------------------------------------------------------------------------------------------------------
(In thousands)                                          2003           2002            2003          2002
-------------------------------------------------------------------------------------------------------------------
Net Income                                            $  7,103       $ 10,984       $ 15,224       $ 23,369

Other comprehensive (loss) income:
    Unrealized net holding (loss) gain on securities
    available for sale arising during the period        (1,034)         3,472         (1,589)         2,070

------------------------------------------------------------------------------------------------------------------
Comprehensive income                                  $  6,069       $ 14,456       $ 13,635       $ 25,439
==================================================================================================================


See accompanying notes to interim financial statements.

WEBSTER PREFERRED CAPITAL CORPORATION

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                               Six Months Ended June 30,
(In thousands)                                                                   2003             2002
--------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net income                                                                    $  15,224        $  23,369
Adjustments to reconcile net income to net cash provided by
    operating activities:
         Amortization of mortgage premiums                                           58              100
         Amortization (accretion) of securities premiums/discount                   171             (117)
         Amortization of net deferred loan costs                                    243              465
         Decrease in accrued interest receivable                                    654            1,148
         Decrease in accrued liabilities                                            (12)              (6)
         (Increase) decrease in prepaid expenses and other assets                   (34)           5,457
--------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                        16,304           30,416
--------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
Purchase of mortgage-backed securities                                          (30,530)              --
Principal repayments on mortgage-backed securities                               54,631           15,832
Purchase of loans                                                               (70,302)              --
Principal repayments of loans                                                    81,247           99,833
Decrease in interest-bearing deposits                                            39,000           81,000
Proceeds from OREO sale                                                              79              191
--------------------------------------------------------------------------------------------------------------
Net cash provided by investing activities                                        74,125          196,856
--------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
Return of capital dividend                                                      (90,000)        (200,000)
Dividends paid on common and preferred stock                                    (13,273)         (12,945)
--------------------------------------------------------------------------------------------------------------
Net cash used by financing activities                                          (103,273)        (212,945)
--------------------------------------------------------------------------------------------------------------

(Decrease) increase in cash and cash equivalents                                (12,844)          14,327
Cash and cash equivalents at beginning of period                                 28,292            3,850
--------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                    $  15,448        $  18,177
==============================================================================================================

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITY:
       Transfer of residential mortgage loans to other real estate
           owned                                                              $      96        $     182

--------------------------------------------------------------------------------------------------------------


See accompanying notes to interim financial statements.

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

NOTE 2: MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE, AT FAIR VALUE

The following table sets forth certain information regarding the mortgage-backed securities:

----------------------------------------------------------------------------------------------------
                                        Amortized            Gross Unrealized          Estimated
(In thousands)                               Cost          Gains        Losses        Fair Value
----------------------------------------------------------------------------------------------------
June 30, 2003
      Available for Sale Portfolio       $ 81,560       $  2,640      $     --         $  84,200
====================================================================================================

December 31, 2002
      Available for Sale Portfolio       $105,832       $  4,229      $     --         $ 110,061
====================================================================================================



At June 30, 2003 and December 31, 2002, all mortgage-backed securities available for sale were issued by government or government-sponsored agencies. There were no sales of mortgage-backed securities during the three and six months ended June 30, 2003 and 2002.

WEBSTER PREFERRED CAPITAL CORPORATION

-------------------------------------------------------------------------------

NOTE 3: RESIDENTIAL MORTGAGE LOANS, NET

A summary of the Company's residential mortgage loans, net, follows:

-----------------------------------------------------------------------------------
(In thousands)                                     June 30, 2003  December 31, 2002
-----------------------------------------------------------------------------------
Fixed-rate loans:
       15 yr. loans                                  $  63,958        $  55,956
       20 yr. loans                                      4,375            3,132
       25 yr. loans                                      3,575            2,542
       30 yr. loans                                    165,777          138,008
-----------------------------------------------------------------------------------

        Total fixed-rate loans                         237,685          199,638
-----------------------------------------------------------------------------------
Variable-rate loans:
       15 yr. loans                                        928            1,605
       20 yr. loans                                      2,277            3,127
       25 yr. loans                                      2,353            2,680
       30 yr. loans                                    125,933          173,482
-----------------------------------------------------------------------------------

        Total variable-rate loans                      131,491          180,894
-----------------------------------------------------------------------------------

Total residential mortgage loans                       369,176          380,532

     Premiums and deferred costs on loans, net           1,178            1,164
     Less: allowance for loan losses                    (2,106)          (2,106)
-----------------------------------------------------------------------------------

Residential mortgage loans, net                      $ 368,248        $ 379,590
===================================================================================


As of June 30, 2003, 64.4% of the Company's residential mortgage loans are fixed-rate loans and 35.6% are adjustable-rate loans.

A detail of the change in the allowance for loan losses for the periods indicated follows:


                                                                  Six Months Ended   Six Months Ended
(In thousands)                                                      June 30, 2003     June 30, 2002
---------------------------------------------------------------------------------------------------------
Balance at beginning of period                                         $ 2,106           $ 2,139
Charge-offs                                                                 --               (33)
---------------------------------------------------------------------------------------------------------
Balance at end of period                                               $ 2,106           $ 2,106
=========================================================================================================


WEBSTER PREFERRED CAPITAL CORPORATION

-------------------------------------------------------------------------------

NOTE 4: SERVICING


The mortgage loans owned by the Company are serviced by Webster Bank pursuant to the terms of a servicing agreement. Webster Bank in its role as servicer under the terms of the servicing agreement is herein referred to as the "Servicer." The Servicer receives fees at an annual rate of (i) 8 basis points for fixed-rate loan servicing and collection, (ii) 8 basis points for variable-rate loan servicing and collection and (iii) 5 basis points for all other services to be provided, as needed, in each case based on the daily outstanding balances of all the Company's loans for which the Servicer is responsible. The Company estimates that the fees paid to Webster Bank for servicing approximate fees that would be paid if the Company operated as an unaffiliated entity. Servicing fees paid for the three and six months ended June 30, 2003 were $78,000 and $172,000, and for the three and six months ended June 30, 2002 were $101,000 and $212,000, respectively. Servicing fees are reflected as a charge against interest income on the Statements of Income, as they are classified as a reduction in yield to the Company.


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

FORWARD LOOKING STATEMENTS
--------------------------

This report contains forward-looking statements within the meaning of the Securities Exchange Act of 1934, as amended. Actual results, performance or developments may differ materially from those expressed or implied by such forward-looking statements as a result of market uncertainties and other factors. Some important factors that would cause actual results to differ from those in any forward-looking statements include changes in interest rates and the general economy in the Connecticut market area where a substantial portion of the real estate securing the Company's loans are located, legislative and regulatory changes, changes in tax laws and policies, and changes in accounting policies, principles or guidelines. Such developments could have an adverse impact on the Company's financial position and results of operations. An example of such a forward-looking statement is the "Quantitative and Qualitative Disclosures About Market Risk" section.

CHANGES IN FINANCIAL CONDITION
------------------------------

Total assets, consisting primarily of residential mortgage loans and mortgage-backed securities, were $541.6 million at June 30, 2003, a decrease of $89.6 million from $631.2 million at December 31, 2002. The primary factors causing the decline in total assets were decreases in net loans of $11.3 million, mortgage-backed securities of $25.9 million and interest-bearing deposits of $39.0 million. These funds were primarily used for a $90.0 million return of capital dividend to the Company's common shareholder and the $13.3 million payment of common and preferred stock dividends. As a result of the return of capital dividend, shareholders' equity declined to $541.4 million at June 30, 2003 from $631.0 million at December 31, 2002.

Reductions in loans and securities were due to a high volume of prepayments as well as scheduled payments. Prepayments accelerated during the later half of 2002 and the first half of 2003 due to the low interest rate environment. The decline in accrued interest receivable of $654,000 is due to the decline in earning assets, as previously mentioned.

ASSET QUALITY
-------------

The Company maintains asset quality by investing in residential real estate loans that have been conservatively underwritten and by aggressively managing nonperforming assets. At June 30, 2003, residential real estate loans comprised the entire loan portfolio. The Company also invests in government agency or government-sponsored agency issued mortgage-backed securities.

WEBSTER PREFERRED CAPITAL CORPORATION

--------------------------------------------------------------------------------

The following table details the Company's nonperforming assets at June 30, 2003 and December 31, 2002:

                                               June 30,    December 31,
(In thousands)                                   2003         2002
-------------------------------------------------------------------------------
Loans accounted for on a nonaccrual basis:
        Residential fixed-rate loans             $283       $247
        Residential variable-rate loans           313        209
-------------------------------------------------------------------------------
                 Total nonperforming loans        596        456
Other real estate owned                            96         79
-------------------------------------------------------------------------------
        Total nonperforming assets               $692       $535
===============================================================================

At both June 30, 2003 and December 31, 2002, the allowance for loan losses was approximately $2.1 million, or 353% and 462% of nonperforming loans, respectively. Management believes that the allowance for loan losses is adequate to cover probable losses inherent in the current portfolio.

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

Dividends on the Series B Preferred Stock are payable at the rate of 8.625% per annum (an amount equal to $.8625 per annum per share), in all cases if, when and as declared by the Board of Directors of the Company. Dividends on the preferred shares are cumulative and, if declared, payable on January 15, April 15, July 15 and October 15 in each year. The Company periodically makes dividend payments on its common stock in accordance with Company by-laws. Common stock dividends are paid to comply with REIT qualification rules. REIT qualification rules require that 90% of net taxable income for the year be distributed to shareholders. In June 2003, the Company declared and paid a return of capital dividend to the Company's common shareholder of $90.0 million. Accelerated prepayments during the second half of 2002 and the first quarter of 2003 resulted in increased cash levels for the Company. This dividend returns the cash to the Company's common shareholder.

ASSET/LIABILITY MANAGEMENT
--------------------------

The goal of the Company's asset/liability management policy is to manage interest rate risk so as to maximize net interest income over time in changing interest rate environments while maintaining acceptable levels of market risk. The Company prepares estimates of the level of prepayments and the effect of such prepayments on the level of future earnings due to reinvestment of funds at rates different than those that currently exist. The Company is unable to predict future fluctuations in interest rates. The market values of the Company's financial assets are sensitive to fluctuations in market interest rates. The market values of fixed-rate loans and mortgage-backed securities tend to decline in value as interest rates rise. If interest rates decrease, the market value of loans and mortgage-backed securities generally will tend to increase with the level of prepayments also normally increasing. The interest income earned on the Company's variable-rate interest-sensitive instruments, which are primarily variable-rate mortgage loans, may change due to changes in quoted interest rate indices. The variable-rate mortgage loans generally reprice based on a stated margin over U.S. Treasury Securities indices of varying maturities, the terms of which are established at the time that the loan is closed. At June 30, 2003, 35.6% of the Company's residential mortgage loans were variable-rate loans.

WEBSTER PREFERRED CAPITAL CORPORATION

--------------------------------------------------------------------------------

RESULTS OF OPERATIONS
---------------------

For the three and six months ended June 30, 2003, the Company reported net income of $7.1 million and $15.2 million, respectively, or $68,880 and $147,930, respectively, per common share on a diluted basis, compared to the three and six months ended June 30, 2002 which amounted to $11.0 million and $23.4 million, respectively, or $107,690 and $229,380, respectively, per common share on a diluted basis.

The following table shows the major categories of average interest-earning assets, together with their respective interest income and the rates earned by the Company:

                                          THREE MONTHS ENDED JUNE 30, 2003       THREE MONTHS ENDED JUNE 30, 2002
                                      Average        Interest        Average   Average        Interest         Average
(In thousands)                        Balance         Income          Yield    Balance         Income           Yield
------------------------------------------------------------------------------------------------------------------------
Mortgage loans                       $396,092          5,617          5.67%    $514,390          8,319          6.47%
Mortgage-backed securities (a)         89,146          1,213          5.44%     143,840          2,353          6.54%
Interest bearing deposits             121,374            353          1.16%      91,016            404          1.78%
------------------------------------------------------------------------------------------------------------------------
     Total                           $606,612          7,183          4.74%    $749,246         11,076          5.91%
========================================================================================================================



                                           SIX MONTHS ENDED JUNE 30, 2003           SIX MONTHS ENDED JUNE 30, 2002
                                      Average        Interest        Average   Average        Interest         Average
(In thousands)                        Balance         Income          Yield    Balance         Income           Yield
------------------------------------------------------------------------------------------------------------------------
Mortgage loans                       $416,475          11,992         5.76%    $541,098          17,363         6.42%
Mortgage-backed securities (a)         99,786           2,828         5.67%     147,673           4,845         6.56%
Interest bearing deposits              97,870             564         1.15%     147,850           1,324         1.79%
------------------------------------------------------------------------------------------------------------------------
     Total                           $614,131          15,384         5.01%    $836,621          23,532         5.63%
========================================================================================================================


(a) Unrealized gains are excluded from average balance

The decline in interest income for the current three and six months periods of $3.9 million and $8.1 million or 35.1% and 34.6%, respectively, was due to a reduction in earning assets due to the return of capital dividend as well as a decline in yield on earning assets. Due to the declining interest rate environment during 2002 and 2003, mortgage prepayments accelerated. Those assets that were reinvested, were with ones earning a lower yield. The Company also returned capital to its common stockholder in 2002 and 2003. In addition, this lower interest rate environment effected the yield earned on deposits, which declined for the three and six months by 62 and 64 basis points, respectively.

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


                                                  Three months ended June 30,           Six months ended June 30,
                                                          2003 V. 2002                        2003 V. 2002
----------------------------------------------------------------------------------------------------------------------
                                                   Increase (Decrease) due to          Increase (Decrease) due to
(In thousands)                                    Rate       Volume       Total       Rate      Volume       Total
----------------------------------------------------------------------------------------------------------------------
Interest on interest-earning assets:
  Mortgage loans, net                            $  (945)     (1,757)     (2,702)    $(1,658)     (3,713)     (5,371)
  Mortgage-backed securities                        (350)       (790)     (1,140)       (595)     (1,422)     (2,017)
  Interest-bearing deposits                         (578)        527         (51)       (390)       (370)       (760)
----------------------------------------------------------------------------------------------------------------------
Net change in fully taxable-equivalent
  net interest income                            $(1,873)     (2,020)     (3,893)    $(2,643)     (5,505)     (8,148)
======================================================================================================================


WEBSTER PREFERRED CAPITAL CORPORATION

--------------------------------------------------------------------------------

There were no provisions for loan losses for the three and six months ended June 30, 2003 and 2002.

There were no sales of mortgage-backed securities for the three and six months ended June 30, 2003 and 2002.

RECENT FINANCIAL ACCOUNTING STANDARDS
-------------------------------------

In April 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS" or "Statement") No. 149, "Accounting for Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133." This Statement amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," to provide a clearer definition of a derivative, especially in regards to a contract involving an initial net investment. In addition, this Statement amends the meaning of underlying to be accounted for in accordance with FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This amendment should promote more consistency as to the reporting of contracts that fall under the scope of derivatives or hybrids. SFAS No. 149 is to be applied prospectively to all hedging activities and contracts revised or created after June 30, 2003. This statement is not expected to have a material impact on the Company's financial statements.

SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 establishes standards for how an issuer clarifies, measures and discloses in its financial statements certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that an issuer classify financial instruments that are within its scope as liabilities, in most circumstances. Such financial instruments include
(i) financial instruments that are issued in the form of shares that are mandatorily redeemable; (ii) financial instruments that embody an obligation to repurchase the issuer's equity shares, or are indexed to such obligation, and that require the issuer to settle the obligation by transferring assets; (iii) financial instruments that embody an obligation that the issuer may settle by issuing a variable number of its equity shares if, at inception, the monetary value of the obligation is predominantly based on a fixed amount, variations in something other than the fair value of the issuer's equity shares or variations inversely related to changes in the fair value of the issuer's equity shares; and (iv) certain freestanding financial instruments. SFAS 150 is effective for contracts entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. Adoption of SFAS 50 on July 1, 2003 is not expected to have any impact on the Company's results of operations.

WEBSTER PREFERRED CAPITAL CORPORATION

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------------------

The following table summarizes the estimated market value of the Company's interest-sensitive assets at June 30, 2003 and December 31, 2002 and the projected change to market values if interest rates instantaneously increase or decrease by 100 basis points.

                                                                             Estimated Market Value Impact
                                                                        -----------------------------------------
(In thousands)                          Amortized Cost    Market Value         -100 BP        +100 BP
-----------------------------------------------------------------------------------------------------------------
AT JUNE 30, 2003
Interest sensitive assets:
      Mortgage-backed securities            $  81,560      $  84,200          $   2,330      $  (2,864)
      Variable-rate residential loans         131,491        133,843              1,226           (505)
      Fixed-rate residential loans            237,685        249,857              2,569         (5,015)
-----------------------------------------------------------------------------------------------------------------
                                                                              $   6,125      $  (8,384)
                                                                        =========================================

AT DECEMBER 31, 2002
Interest sensitive assets:
      Mortgage-backed securities            $ 105,832      $ 110,061          $   1,942      $  (2,912)
      Variable-rate residential loans         180,894        186,182              1,629         (1,610)
      Fixed-rate residential loans            199,638        211,622              1,110         (5,741)
-----------------------------------------------------------------------------------------------------------------
Total net assets                                                              $   4,681      $ (10,263)
                                                                        =========================================



Interest-sensitive assets, when impacted by an instantaneous 100 basis point rate decrease results in a projected increase in net market value of $6.1 million at June 30, 2003 compared to a projected increase in net market value of $4.7 million at December 31, 2002. These changes in net market value represent 1.31% of interest-sensitive assets at June 30, 2003 and 0.92% of interest-sensitive assets at December 31, 2002. Interest-sensitive assets, when impacted by an instantaneous 100 basis point rate increase results in a projected decrease in net market value of $8.4 million at June 30, 2003 compared to a projected decrease in net market value of $1.79% million at December 31, 2002. These changes in net market value represent 5.04% of interest-sensitive assets at June 30, 2003 and 2.02% of interest-sensitive assets at December 31, 2002. Changes in the projected net market value due to an instantaneous 100 basis point rate increase or decrease when comparing such amounts at June 30, 2003 and December 31, 2002 are a result of changes in outstanding balances of the assets, and an overall decline in market interest rates.

Based on the Company's asset/liability mix at June 30, 2003, simulation analyses project that an instantaneous 100 basis point increase in interest rates would increase net interest income over the next twelve months by approximately 7.6%, compared to a projected increase of 8.6% at December 31, 2002. An instantaneous 100 basis point decrease in interest rates would decrease net interest income by approximately 9.3% at June 30, 2003, compared to a decrease of 10.0% at December 31, 2002.

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

These assumptions are inherently uncertain and, as a result, the simulation analyses cannot precisely estimate the impact that higher or lower rate environments will have on net interest income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes, changes in cash flow patterns and market conditions, as well as changes in management's strategies. Management believes that the Company's interest rate risk position at June 30, 2003, represents a reasonable level of risk.

WEBSTER PREFERRED CAPITAL CORPORATION

ITEM 4.  CONTROLS AND PROCEDURES
--------------------------------------------------------------------------------

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
------------------------------------------------

The Company's management, including the Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) (the "Exchange Act") as of the end of the period covered by this report. Based upon that evaluation, the Company's management, including the Principal Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures were effective in alerting them in a timely manner to any material information relating to the Company required to be included in the Company's Exchange Act filings.

CHANGES IN INTERNAL CONTROLS
----------------------------

There were no significant changes made in the Company's internal controls over financial reporting that occurred during the Company's most recent fiscal quarter that has materially affected or is reasonably likely to materially affect, the Company's internal controls over financial reporting or in other factors that could significantly affect these internal controls subsequent to the date of the evaluation performed by the Company's Principal Executive Officer and Principal Financial Officer.

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

Not Applicable.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held an annual meeting of stockholders on April 16, 2003. Each of the Company's three directors, William J. Healy, Harriet Munrett Wolfe and Ross
M. Strickland, was elected at the meeting, and each such director received 100 votes cast for election (which votes constitute 100% of the issued and outstanding common stock).

ITEM 5. OTHER INFORMATION

Not Applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

    Exhibit Number                       Description
    --------------                       -----------

         31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Company's
                         Principal Executive Officer.

         31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Company's Principal Financial Officer.

         32.1           Additional Exhibit - Written Statement pursuant to
                        Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Company's Principal Executive Officer.

         32.2           Additional Exhibit - Written Statement pursuant to
                        Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Company's Principal Financial Officer.

(b) No reports on Form 8-K were filed during the quarter ended June 30, 2003.

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


                               WEBSTER PREFERRED CAPITAL CORPORATION
                               -------------------------------------
                                            Registrant


                             BY:      /s/ Gregory S. Madar
                                 --------------------------------------------
                                      Gregory S. Madar,
                                      Senior Vice President,
                                      Treasurer & Assistant Secretary
                                      Principal Financial and Accounting Officer

                               Date: August 13, 2003