Form 10-Q
period 2003-09-30
WEBSTER PREFERRED CAPITAL CORP
filed 2003-11-14
CIK 1047865

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter ended September 30, 2003

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
Yes  X     No      .
     -----    ------

         Indicate by check mark whether the registrant is an accelerated filer
(as defined in Exchange Act Rule 12b-2).  Yes        No X    .
                                             ------     -----

             The number of shares outstanding of each of the registrant's classes of common stock, as of October 31, 2003 is: 100 shares.

WEBSTER PREFERRED CAPITAL CORPORATION

                                      INDEX

                                                                                                               PAGE
                                                                                                               ----
PART I - FINANCIAL INFORMATION

ITEM 1.  Interim Financial Statements (unaudited):

             Statements of Condition at September 30, 2003 and December 31, 2002.............................    3

             Statements of Income for the Three and Nine Months Ended September 30, 2003 and 2002............    4

             Statements of Comprehensive Income for the Three and Nine Months
             Ended September 30, 2003 and 2002...............................................................    4

             Statements of Cash Flows for the Nine Months Ended September 30, 2003 and 2002..................    5

             Notes to the Interim Financial Statements.......................................................    6

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations...............    9

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk..........................................   13

ITEM 4.  Controls and Procedures.............................................................................   14

PART II - OTHER INFORMATION..................................................................................   14

SIGNATURE ...................................................................................................   16

EXHIBITS   .................................................................................................    17

WEBSTER PREFERRED CAPITAL CORPORATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

                             STATEMENTS OF CONDITION
                                   (UNAUDITED)


(Dollars in thousands, except share data)                                      September 30, 2003    December 31, 2002
----------------------------------------------------------------------------------------------------------------------
ASSETS

Cash                                                                                $   2,126               28,292
Short-term investments                                                                 81,000              110,500
Mortgage-backed securities available for sale, at fair value (Note 2)                  63,101              110,061
Residential mortgage loans, net (Note 3)                                              398,743              379,590
Accrued interest receivable                                                               405                1,192
Prepaid expenses and other assets                                                       1,348                1,602
----------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                        $ 546,723              631,237
======================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY

Accrued dividends payable                                                           $     180                  180
Accrued expenses and other liabilities                                                    208                   65
----------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                         388                  245
----------------------------------------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY

Series B 8.625% cumulative redeemable preferred stock, liquidation preference
       $10 per share; par value $1.00 per share;
       1,000,000 shares authorized, issued and outstanding                              1,000                1,000
Common stock, par value $.01 per share:
       Authorized - 1,000 shares
       Issued and outstanding - 100 shares                                                  1                    1
Paid-in capital                                                                       538,799              628,799
Retained earnings (distributions in excess of accumulated earnings)                     4,967               (3,037)
Accumulated other comprehensive income                                                  1,568                4,229
----------------------------------------------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                                                            546,335              630,992
----------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                          $ 546,723              631,237
======================================================================================================================

See accompanying notes to interim financial statements.

WEBSTER PREFERRED CAPITAL CORPORATION

                              STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                          Three Months Ended             Nine months Ended
                                                             September 30,                  September 30,
(Dollars in thousands, except per share data)            2003          2002             2003          2002
-------------------------------------------------------------------------------------------------------------------
Interest Income:
Loans (Note 4)                                        $  5,294          7,510          17,286        24,873
Securities and short-term investments                    1,049          2,750           4,441         8,919
-------------------------------------------------------------------------------------------------------------------
  Total interest income                                  6,343         10,260          21,727        33,792
Provision for loan losses (Note 3)                          --             --              --            --
-------------------------------------------------------------------------------------------------------------------
Interest income after provision for loan losses          6,343         10,260          21,727        33,792

Noninterest Expense:
  Advisory fee expense paid to parent                       48             47             146           140
  Other                                                     27             33              89           103
-------------------------------------------------------------------------------------------------------------------
  Total noninterest expense                                 75             80             235           243
-------------------------------------------------------------------------------------------------------------------
  NET INCOME                                             6,268         10,180          21,492        33,549
Preferred stock dividends                                  216            216             647           647
-------------------------------------------------------------------------------------------------------------------

Net income available to common shareholder            $  6,052          9,964          20,845        32,902
===================================================================================================================

Net income per common share:
    Basic                                             $ 60,520         99,644         208,450       329,023
    Diluted                                           $ 60,520         99,644         208,450       329,023


                       STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)


                                                        Three Months Ended             Nine months Ended
                                                           September 30,                   September 30,
-------------------------------------------------------------------------------------------------------------------
(In thousands)                                          2003           2002            2003          2002
-------------------------------------------------------------------------------------------------------------------
Net Income                                            $  6,268         10,180          21,492        33,549

Other comprehensive (loss) income:
   Unrealized net holding (loss) gain on securities
      available for sale arising during the period      (1,072)         1,196          (2,661)        3,266

-------------------------------------------------------------------------------------------------------------------
Comprehensive income                                  $  5,196         11,376          18,831        36,815
===================================================================================================================

See accompanying notes to interim financial statements.

WEBSTER PREFERRED CAPITAL CORPORATION

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                           Nine Months Ended September 30,
(In thousands)                                                                2003                 2002
------------------------------- -----------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net income                                                                 $   21,492               33,549
Adjustments to reconcile net income to net cash provided by operating activities:
         Amortization of mortgage loan premiums                                    87                  150
         Amortization (accretion) of securities premiums/discounts                316                 (152)
         Amortization of net deferred loan costs                                  352                  611
         Decrease in accrued interest receivable                                  787                1,355
         Increase (decrease) in accrued liabilities                               143                   (1)
         Decrease in prepaid expenses and other assets                            175                4,553
-------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                      23,352               40,065
-------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
Purchase of mortgage-backed securities                                        (30,530)                  --
Principal repayments on mortgage-backed securities                             74,513               27,093
Purchase of loans                                                            (145,517)                  --
Principal repayments of loans                                                 125,828              144,111
Decrease in short-term investments                                             29,500               19,000
Proceeds from OREO sale                                                           176                  191
-------------------------------------------------------------------------------------------------------------------
Net cash provided by investing activities                                      53,970              190,395
-------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
Return of capital dividend                                                    (90,000)            (200,000)
Dividends paid on common and preferred stock                                  (13,488)             (13,161)
-------------------------------------------------------------------------------------------------------------------
Net cash used by financing activities                                        (103,488)            (213,161)
-------------------------------------------------------------------------------------------------------------------

(Decrease) increase in cash and cash equivalents                              (26,166)              17,299
Cash and cash equivalents at beginning of period                               28,292                3,850
-------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                 $    2,126               21,149
===================================================================================================================

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITY:
       Transfer of residential mortgage loans to other real estate
           owned                                                           $       97                  182

-------------------------------------------------------------------------------------------------------------------

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

NOTE 2: MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE, AT FAIR VALUE

The following table sets forth certain information regarding the mortgage-backed securities:


----------------------------------------------------------------------------------------------------
                                     Amortized            Gross Unrealized          Estimated
(In thousands)                         Cost             Gains      Losses           Fair Value
----------------------------------------------------------------------------------------------------
SEPTEMBER 30, 2003
  Available for Sale Portfolio       $ 61,533           1,568         --              63,101
====================================================================================================

DECEMBER 31, 2002
  Available for Sale Portfolio       $ 105,832          4,229         --             110,061
====================================================================================================

At September 30, 2003 and December 31, 2002, all mortgage-backed securities available for sale were issued by government or government-sponsored agencies. There were no sales of mortgage-backed securities during the three and nine months ended September 30, 2003 and 2002.

WEBSTER PREFERRED CAPITAL CORPORATION

--------------------------------------------------------------------------------

NOTE 3: RESIDENTIAL MORTGAGE LOANS, NET

A summary of the Company's residential mortgage loans, net, follows:


-----------------------------------------------------------------------------------------------
(In thousands)                                 September 30, 2003      December 31, 2002
-----------------------------------------------------------------------------------------------
Fixed-rate loans:
   15 yr. loans                                     $  75,886                 55,956
   20 yr. loans                                         8,433                  3,132
   25 yr. loans                                         4,443                  2,542
   30 yr. loans                                       198,633                138,008
-----------------------------------------------------------------------------------------------

Total fixed-rate loans                                287,395                199,638
-----------------------------------------------------------------------------------------------
Variable-rate loans:
   15 yr. loans                                           786                  1,605
   20 yr. loans                                         2,067                  3,127
   25 yr. loans                                         2,048                  2,680
   30 yr. loans                                       107,236                173,482
-----------------------------------------------------------------------------------------------

Total variable-rate loans                             112,137                180,894
-----------------------------------------------------------------------------------------------

Total residential mortgage loans                      399,532                380,532

Premiums and deferred costs on loans, net               1,317                  1,164
Less: allowance for loan losses                        (2,106)                (2,106)
-----------------------------------------------------------------------------------------------

Residential mortgage loans, net                     $ 398,743                379,590
===============================================================================================


As of September 30, 2003, 71.9% of the Company's residential mortgage loans are fixed-rate loans and 28.1% are adjustable-rate loans.

A detail of the change in the allowance for loan losses for the periods indicated follows:


                                               Three Months Ended        Nine Months Ended
                                                  September 30,            September 30,
(In thousands)                                   2003       2002           2003      2002
---------------------------------------------------------------------------------------------------
Balance at beginning of period                 $ 2,106      2,106          2,106     2,139
Charge-offs                                         --         --             --       (33)
---------------------------------------------------------------------------------------------------
Balance at end of period                       $ 2,106      2,106          2,106     2,106
===================================================================================================

WEBSTER PREFERRED CAPITAL CORPORATION

--------------------------------------------------------------------------------

NOTE 4: SERVICING

The mortgage loans owned by the Company are serviced by Webster Bank pursuant to the terms of a servicing agreement. Webster Bank is the sole holder of the Company's common stock. Webster Bank in its role as servicer under the terms of the servicing agreement is herein referred to as the "Servicer." The Servicer receives fees at an annual rate of (i) 8 basis points for fixed-rate loan servicing and collection, (ii) 8 basis points for variable-rate loan servicing and collection and (iii) 5 basis points for all other services to be provided, as needed, in each case based on the daily outstanding balances of all the Company's loans for which the Servicer is responsible. The Company estimates that the fees paid to Webster Bank for servicing approximate fees that would be paid if the Company operated as an unaffiliated entity. Servicing fees paid for the three and nine months ended September 30, 2003 were $72,000 and $244,000, and for the three and nine months ended September 30, 2002 were $93,000 and $305,000, respectively. Servicing fees are reflected as a charge against interest income on the Statements of Income, as they are classified as a reduction in yield to the Company.

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

WEBSTER PREFERRED CAPITAL CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

GENERAL
-------

The Company is a subsidiary of Webster Bank and has elected to be treated as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"). The Company will generally not be subject to federal income tax for as long as it maintains its qualification as a REIT, requiring among other things, that it currently distribute to stockholders at least 90% of its "REIT taxable income" (not including capital gains and certain items of noncash income). The following discussion of the Company's financial condition and results of operations should be read in conjunction with the Company's financial statements and other financial data included elsewhere herein and in conjunction with the Company's 2002 Annual Report on Form 10-K.

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

CHANGES IN FINANCIAL CONDITION
------------------------------

Total assets, consisting primarily of residential mortgage loans and mortgage-backed securities, were $546.7 million at September 30, 2003, a decrease of $84.5 million from $631.2 million at December 31, 2002. The primary factors causing the decline in total assets were decreases in cash of $26.2 million, mortgage-backed securities of $47.0 million and interest-bearing deposits of $29.5 million. These funds were primarily used for a $90.0 million return of capital dividend paid to Webster Bank, the Company's sole common shareholder, and the $13.5 million payment of common and preferred stock dividends. The aforementioned asset decreases were partially offset by a net increase in residential loans of $19.2 million. The increase in loans is mainly due to the loans purchased from Webster Bank exceeding payoffs and principal paid. As a result of the return of capital dividend, shareholders' equity declined to $546.3 million at September 30, 2003 from $631.0 million at December 31, 2002.

Reductions in securities were due to a high volume of prepayments as well as scheduled payments. Prepayments accelerated during the later half of 2002 and the first half of 2003 due to the low interest rate environment. The decline in accrued interest receivable of $787,000 is due to the decline in earning assets, as previously mentioned.

ASSET QUALITY
-------------

The Company maintains asset quality by investing in residential real estate loans that have been conservatively underwritten and by aggressively managing nonperforming assets. At September 30, 2003, residential real estate loans comprised the entire loan portfolio. All such residential loans were purchased from Webster Bank. The Company also invests in government agency or government-sponsored agency issued mortgage-backed securities.

WEBSTER PREFERRED CAPITAL CORPORATION

--------------------------------------------------------------------------------

The following table details the Company's nonperforming assets at September 30, 2003 and December 31, 2002:

                                                September 30,       December 31,
(In thousands)                                      2003               2002
--------------------------------------------------------------------------------
Loans accounted for on a nonaccrual basis:
  Residential fixed-rate loans                      $ 125                247
  Residential variable-rate loans                     185                209
--------------------------------------------------------------------------------
    Total nonperforming loans                         310                456
Other real estate owned                                --                 79
--------------------------------------------------------------------------------
   Total nonperforming assets                       $ 310                535
================================================================================

At both September 30, 2003 and December 31, 2002, the allowance for loan losses was approximately $2.1 million, or 679% and 462% of nonperforming loans, respectively. Management believes that the allowance for loan losses is adequate to cover probable losses inherent in the current portfolio.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The primary sources of liquidity for the Company are principal and interest payments from the residential mortgage loans and mortgage-backed securities portfolios. The primary uses of liquidity are purchases of residential mortgage loans and mortgage-backed securities and the payment of dividends on the common and preferred stock.

While scheduled loan amortization, maturing securities, short-term investments and securities repayments are predictable sources of funds, loan and mortgage-backed security prepayments can vary greatly and are influenced by factors such as general interest rates, economic conditions and competition. One of the inherent risks of investing in loans and mortgage-backed securities is the ability of such instruments to incur prepayments of principal prior to maturity at prepayment rates different than those estimated at the time of purchase. These prepayments generally occur because of changes in market interest rates.

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

ASSET/LIABILITY MANAGEMENT
--------------------------

The goal of the Company's asset/liability management policy is to manage interest rate risk so as to maximize net interest income over time in changing interest rate environments while maintaining acceptable levels of market risk. The Company prepares estimates of the level of prepayments and the effect of such prepayments on the level of future earnings due to reinvestment of funds at rates different than those that currently exist. The Company is unable to predict future fluctuations in interest rates. The market values of the Company's financial assets are sensitive to fluctuations in market interest rates. The market values of fixed-rate loans and mortgage-backed securities tend to decline in value as

WEBSTER PREFERRED CAPITAL CORPORATION

--------------------------------------------------------------------------------

interest rates rise. If interest rates decrease, the market value of loans and mortgage-backed securities generally will tend to increase with the level of prepayments also normally increasing. The interest income earned on the Company's variable-rate interest-sensitive instruments, which are primarily variable-rate mortgage loans, may change due to changes in quoted interest rate indices. The variable-rate mortgage loans generally reprice based on a stated margin over U.S. Treasury Securities indices of varying maturities, the terms of which are established at the time that the loan is closed. At September 30, 2003, 28.1% of the Company's residential mortgage loans were variable-rate loans.

RESULTS OF OPERATIONS
---------------------

For the three and nine months ended September 30, 2003, the Company reported net income of $6.3 million and $21.5 million, respectively, or $60,520 and $208,450, respectively, per common share on a diluted basis, compared to the three and nine months ended September 30, 2002 which amounted to $10.2 million and $33.5 million, respectively, or $99,644 and $329,023, respectively, per common share on a diluted basis.

The following table shows the major categories of average interest-earning assets, together with their respective interest income and the rates earned by the Company:


                                          Three Months Ended                   Three Months Ended
                                          September 30, 2003                   September 30, 2002
                                    Average    Interest    Average       Average     Interest     Average
(In thousands)                      Balance     Income      Yield        Balance      Income       Yield
-------------------------------------------------------------------------------------------------------------
Mortgage loans                     $ 388,691      5,294     5.45%       $ 477,503       7,510      6.29%
Mortgage-backed securities (a)        68,305        851     4.98          134,938       2,200      6.52
Short-term investments                78,647        198     1.01          123,783         550      1.78
-------------------------------------------------------------------------------------------------------------
  Total                            $ 535,643      6,343     4.74%       $ 736,224      10,260      5.57%
=============================================================================================================


                                           Nine Months Ended                    Nine Months Ended
                                           September 30, 2003                   September 30, 2002
                                    Average    Interest    Average       Average     Interest     Average
(In thousands)                      Balance     Income      Yield        Balance      Income       Yield
-------------------------------------------------------------------------------------------------------------
Mortgage loans                     $ 407,112     17,286     5.66%       $ 519,666      24,873      6.38%
Mortgage-backed securities (a)        89,176      3,679     5.50          143,380       7,044      6.55
Short-term investments                91,392        762     1.11          139,740       1,875      1.79
-------------------------------------------------------------------------------------------------------------
  Total                            $ 587,680     21,727     4.93%       $ 802,786      33,792      5.61%
=============================================================================================================

(a) Unrealized net gains are excluded from average balance.

The decline in interest income for the current three and nine months periods of $3.9 million and $12.1 million or 38.2% and 35.7%, respectively, was due to a reduction in earning assets due to the return of capital dividend as well as a decline in the yield on earning assets. Due to the declining interest rate environment during 2002 and 2003, mortgage prepayments accelerated. Those assets were reinvested into ones earning a lower yield. The Company also returned capital to its common stockholder in 2002 and 2003. In addition, this lower interest rate environment effected the yield earned on short-term investments, which declined for the three and nine months by 77 and 68 basis points, respectively.

Net interest income also can be understood in terms of the impact of changing rates and changing volumes. The following table describes the extent to which changes in interest rates and changes in volume of interest-earning assets have impacted interest income during the periods indicated.

WEBSTER PREFERRED CAPITAL CORPORATION

--------------------------------------------------------------------------------

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


                                        Three Months Ended September 30,        Nine Months Ended September 30,
                                                  2003 V. 2002                            2003 V. 2002
-------------------------------------------------------------------------------------------------------------------
                                          Increase (Decrease) due to            Increase (Decrease) due to
(In thousands)                            Rate      Volume      Total           Rate      Volume      Total
-------------------------------------------------------------------------------------------------------------------
Interest on interest-earning assets:
  Mortgage loans, net                   $   (926)   (1,290)    (2,216)         (2,603)    (4,984)    (7,587)
  Mortgage-backed securities                (436)     (913)    (1,349)         (1,002)    (2,363)    (3,365)
  Short-term investments                    (192)     (160)      (352)           (582)      (531)    (1,113)
-------------------------------------------------------------------------------------------------------------------
Net change in fully taxable-equivalent
  net interest income                   $ (1,554)   (2,363)    (3,917)         (4,187)    (7,878)   (12,065)
===================================================================================================================

There were no provisions for loan losses for the three and nine months ended September 30, 2003 and 2002.

There were no sales of mortgage-backed securities for the three and nine months ended September 30, 2003 and 2002.

RECENT FINANCIAL ACCOUNTING STANDARDS
-------------------------------------

In April 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS" or "Statement") No. 149, "Accounting for Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133." This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This amendment should promote more consistency as to the reporting of contracts that fall under the scope of derivatives or hybrids. SFAS No. 149 is to be applied prospectively to all hedging activities and contracts revised or created after September 30, 2003. This statement is not expected to have a material impact on the Company's financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No.
150 establishes standards for how an issuer clarifies, measures and discloses in its financial statements certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify financial instruments that are within its scope as liabilities, in most circumstances. Such financial instruments include (i) financial instruments that are issued in the form of shares that are mandatorily redeemable; (ii) financial instruments that embody an obligation to repurchase the issuer's equity shares, or are indexed to such obligation, and that require the issuer to settle the obligation by transferring assets; (iii) financial instruments that embody an obligation that the issuer may settle by issuing a variable number of its equity shares if, at inception, the monetary value of the obligation is predominantly based on a fixed amount, variations in something other than the fair value of the issuer's equity shares or variations inversely related to changes in the fair value of the issuer's equity shares; and (iv) certain freestanding financial instruments. SFAS No. 150 was to be effective for contracts entered into or modified after May 31, 2003, and was to be otherwise effective at the beginning of the first interim period beginning after June 15, 2003. However, the effective date of the statement's provisions related to classification and measurement of certain manditorily redeemable non-controlling interests has been deferred indefinitely by the FASB, pending further Board action. Adoption of SFAS No. 150 will not have an impact on the Company's results of operations.

WEBSTER PREFERRED CAPITAL CORPORATION

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------------------

The following table summarizes the estimated market value of the Company's interest-sensitive assets at September 30, 2003 and December 31, 2002 and the projected change to market values if interest rates instantaneously increase or decrease by 100 basis points.


                                                                           Estimated Market Value Impact
                                                                      -----------------------------------------
(In thousands)                      Amortized Cost    Market Value         -100 BP             +100 BP
---------------------------------------------------------------------------------------------------------------
AT SEPTEMBER 30, 2003
Interest sensitive assets:
  Mortgage-backed securities          $  61,533           63,101              1,564               (2,064)
  Variable-rate residential loans       112,137          114,048              1,176               (1,304)
  Fixed-rate residential loans          287,395          298,405              7,798               (8,976)
---------------------------------------------------------------------------------------------------------------
                                                                           $ 10,538              (12,344)
                                                                      =========================================

AT DECEMBER 31, 2002
Interest sensitive assets:
  Mortgage-backed securities          $ 105,832          110,061              1,942               (2,912)
  Variable-rate residential loans       180,894          186,182              1,629               (1,610)
  Fixed-rate residential loans          199,638          211,622              1,110               (5,741)
---------------------------------------------------------------------------------------------------------------
Total net assets                                                           $  4,681              (10,263)
                                                                       ========================================

Interest-sensitive assets, when impacted by an instantaneous 100 basis point rate decrease results in a projected increase in net market value of $10.5 million at September 30, 2003 compared to a projected increase in net market value of $4.7 million at December 31, 2002. These changes in net market value represent 2.22% of interest-sensitive assets at September 30, 2003 and 0.92% of interest-sensitive assets at December 31, 2002. Interest-sensitive assets, when impacted by an instantaneous 100 basis point rate increase results in a projected decrease in net market value of $12.3 million at September 30, 2003 compared to a projected decrease in net market value of $10.3 million at December 31, 2002. These changes in net market value represent 2.60% of interest-sensitive assets at September 30, 2003 and 2.02% of interest-sensitive assets at December 31, 2002. Changes in the projected net market value due to an instantaneous 100 basis point rate increase or decrease when comparing such amounts at September 30, 2003 and December 31, 2002 are a result of changes in outstanding balances of the assets, and an overall decline in market interest rates.

Based on the Company's asset/liability mix at September 30, 2003, simulation analyses project that an instantaneous 100 basis point increase in interest rates would increase net income over the next twelve months by approximately 5.3%, compared to a projected increase of 8.6% at December 31, 2002. An instantaneous 100 basis point decrease in interest rates would decrease net income by approximately 7.4% at September 30, 2003, compared to a decrease of 10.0% at December 31, 2002.

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

These assumptions are inherently uncertain and, as a result, the simulation analyses cannot precisely estimate the impact that higher or lower rate environments will have on net interest income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes, changes in cash flow patterns and market conditions, as well as changes in management's strategies. Management believes that the Company's interest rate risk position at September 30, 2003, represents a reasonable level of risk.

WEBSTER PREFERRED CAPITAL CORPORATION

ITEM 4.  CONTROLS AND PROCEDURES
--------------------------------------------------------------------------------

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
------------------------------------------------

The Company's management, including the Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) (the "Exchange Act") as of the end of the period covered by this report. Based upon that evaluation, the Company's management, including the Principal Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures were effective in alerting them in a timely manner to any material information relating to the Company required to be included in the Company's Exchange Act filings.

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

Not Applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

    Exhibit Number                            Description
    --------------                            -----------

         31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Company's Principal Executive Officer.

         31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Company's Principal Financial Officer.

         32.1 Written Statement pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Company's Principal Executive Officer.

         32.2 Written Statement pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Company's Principal Financial Officer.

(b)      No reports on Form 8-K were filed during the quarter ended September
         30, 2003.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  WEBSTER PREFERRED CAPITAL CORPORATION
                                  ------------------------------------
                                              Registrant


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


                                  Date: November 13, 2003