Form 10-K
period 2003-12-31
WEBSTER PREFERRED CAPITAL CORP
filed 2004-03-12
CIK 1047865

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2003

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

Commission File Number: 0-23513

WEBSTER PREFERRED CAPITAL CORPORATION

(Exact name of registrant as specified in its charter)

Connecticut	06-1478208

(State or other jurisdiction of	(I. R. S. Employer
incorporation or organization)	Identification Number)

145 Bank Street, Waterbury, Connecticut	06702

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (203) 578-2286

Securities registered pursuant to Section 12(a) of the Act: Not Applicable

Securities registered pursuant to Section 12(g) of the Act:

Title of Class	Exchange where listed

Preferred Stock, $1 par value	NASDAQ

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ].

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12B-2). Yes [  ] No [X].

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. N/A

     The number of shares outstanding of each of the registrant’s classes of common stock, as of February 29, 2004 is: 100 shares

WEBSTER PREFERRED CAPITAL CORPORATION
2003 FORM 10-K ANNUAL REPORT

Forward Looking Statements

This Annual Report contains forward-looking statements within the meaning of the Securities Exchange Act of 1934, as amended. Actual results, performance or developments may differ materially from those expressed or implied by such forward-looking statements as a result of market uncertainties and other factors. Some important factors that could cause actual results to differ from those in any forward-looking statements include changes in interest rates and general economics in the Connecticut market area where a substantial portion of the real estate securing the Company’s loans is located, legislative and regulatory changes, changes in tax laws and policies, and changes in accounting policies, principals or guidelines. Such developments could have an adverse impact on the Company’s financial position and results of operations. An example of a forward-looking statement in this Annual Report is the “Quantitative and Qualitative Disclosures about Market Risk” section contained in Management’s Discussion and Analysis.

PART I

Item 1. Business

General

Webster Preferred Capital Corporation (the “Company” or “WPCC”) is a Connecticut corporation incorporated in March 1997. The Company acquires, holds and manages real estate mortgage assets (“mortgage assets”), including, but not limited to, residential mortgage loans, mortgage-backed securities and commercial mortgage loans. At December 31, 2003 and 2002, the mortgage assets owned by the Company were comprised of residential mortgage loans and mortgage-backed securities. Although the Company may acquire and hold a variety of mortgage assets, its present intention is to acquire only residential mortgage loans and mortgage-backed securities. The Company intends to hold such assets to generate net income for distribution to its shareholders based on the spread between the interest income earned on the mortgage assets and the cost of its capital and operations. The Company may invest up to 5% of the total value of its portfolio in assets other than residential mortgage loans and mortgage-backed securities eligible to be held by real estate investment trusts (“REITs”).

All of the Company’s common stock is owned by Webster Bank. Webster Bank has indicated to the Company that, for as long as any of the Company’s preferred shares are outstanding, Webster Bank intends to maintain direct ownership of 100% of the outstanding common stock of the Company. Pursuant to the Company’s Certificate of Incorporation, the Company cannot redeem, or make any other payments or distributions with respect to shares of its common stock to the extent such redemptions, payments or distributions would cause the Company’s total shareholders’ equity (as determined in accordance with accounting principles generally accepted in the United States of America) to be less than 250% of the aggregate liquidation value of the issued and outstanding preferred shares. The preferred shares are not exchangeable into capital stock or other securities of Webster Bank or Webster Financial Corporation (“Webster”), the parent company of Webster Bank, and do not constitute regulatory capital of either Webster Bank or Webster. The Company has no subsidiaries.

The Company operates a single segment – acquiring, holding and managing real estate mortgage assets.

The Company has elected to be treated as a REIT under the Internal Revenue Code, as amended (the “Code”). The Company generally will not be subject to federal and Connecticut state income tax to the extent that it distributes its earnings to its shareholders and maintains its qualification as a REIT.

Total assets of the Company were $538.5 million at December 31, 2003, a decrease of $92.7 million from $631.2 million at December 31, 2002, primarily due to return of capital dividends to the common stockholder of $90.0 million. As a result, shareholder’s equity was $538.2 million at December 31, 2003 as compared to $631.0 million at December 31, 2002.

Residential Mortgage Loans

The Company may, from time to time, acquire both conforming and nonconforming residential mortgage loans. Conventional, conforming residential mortgage loans comply with the requirements for inclusion in a loan guarantee program sponsored by either Freddie Mac or Fannie Mae. Nonconforming residential mortgage loans do not qualify for these programs in one or more aspects. The nonconforming residential mortgage loans that the Company purchases generally have original principal balances which exceed the limits for these programs. The Company’s nonconforming residential mortgage loans are expected to meet the requirements for sale to national private mortgage conduit programs or other investors in the secondary mortgage market.

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

A summary of the Company’s residential mortgage loans by original maturity for the last five years follows:

	At December 31,

(In thousands)	2003	2002	2001	2000	1999

Fixed-rate loans:
15 yr. loans	$71,217	55,956	81,566	102,348	113,950
20 yr. loans	8,261	3,132	4,693	5,107	5,322
25 yr. loans	4,414	2,542	2,598	2,899	2,758
30 yr. loans	190,888	138,008	191,049	223,438	227,977

Total fixed-rate loans	274,780	199,638	279,906	333,792	350,007

Variable-rate loans:
15 yr. loans	2,351	1,605	3,015	4,700	6,108
20 yr. loans	3,176	3,127	5,368	7,505	7,839
25 yr. loans	1,843	2,680	4,581	6,214	6,759
30 yr. loans	144,728	173,482	295,835	418,461	476,647

Total variable-rate loans	152,098	180,894	308,799	436,880	497,353

Total residential mortgage loans	426,878	380,532	588,705	770,672	847,360
Premiums and deferred costs on loans, net	1,479	1,164	2,181	3,235	3,762
Less: allowance for loan losses	(2,106)	(2,106)	(2,139)	(2,059)	(1,912)

Residential mortgage loans, net	$426,251	379,590	588,747	771,848	849,210

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

The Company intends to acquire only investment-grade mortgage-backed securities issued or guaranteed by Fannie Mae, Freddie Mac and Government National Mortgage Association (“GNMA”). The Company does not intend to acquire any interest-only, principal-only or high-risk mortgage-backed securities. Further, the Company does not intend to acquire any residual interests in real estate mortgage conduits or any interests, other than as a creditor, in any taxable mortgage pools.

OTHER REAL ESTATE ASSETS. Although the Company presently intends to invest only in residential mortgage loans and mortgage-backed securities, the Company may invest up to 5% of the total value of its portfolio in assets other than residential mortgage loans and mortgage-backed securities eligible to be held by REITs. In addition to commercial mortgage loans, such assets could include cash and cash equivalents. The Company does not intend to invest in securities or interests of persons primarily engaged in real estate activities. At December 31, 2003 and 2002, the Company did not hold any commercial mortgage loans.

Regulation

The Company is a wholly-owned subsidiary of Webster Bank. Webster Bank is subject to extensive regulation, supervision and examination by the Office of Thrift Supervision (the “OTS”) as its primary federal regulator. Webster Bank also is subject to regulation, supervision and examination by the Federal Deposit Insurance Corporation (the “FDIC”) and, as to certain matters, by the Board of Governors of the Federal Reserve System. These federal banking regulatory authorities have the right to examine the Company and its activities as a subsidiary of Webster Bank.

If Webster Bank were to become “undercapitalized” under “prompt corrective action” initiatives of the OTS, the OTS has the authority to require, among other things, that Webster Bank or the Company alter, reduce or terminate any activity that the OTS determines poses an excessive risk to Webster Bank. The Company does not believe that its activities currently pose, or in the future will pose, such a risk to Webster Bank; however, there can be no assurance in that regard. The regulators also could restrict transactions between Webster Bank and the Company, including the transfer of assets, or require Webster Bank to divest or liquidate the Company. Webster Bank could further be directed to take prompt corrective action if federal regulators determined that Webster Bank was in an unsafe or unsound condition or engaging in an unsafe or unsound practice. In light of Webster Bank’s control of the Company, as well as the Company’s dependence and reliance upon the skills and diligence of Webster Bank’s officers and employees, some or all of the foregoing actions and restrictions could have an adverse effect on the operations of the Company, including causing the Company to fail to qualify as a REIT.

Pursuant to OTS regulations and the Company’s Certificate of Incorporation, the Company maintains a separate corporate existence from Webster Bank. In the event Webster Bank should be placed into receivership or conservatorship by federal bank regulators, such federal bank regulators would control Webster Bank. There can be no assurance that these regulators would not cause Webster Bank, as sole holder of the common stock, to take action adverse to the interest of holders of the preferred shares of the Company.

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

To maintain REIT status, an entity must meet a number of organizational and operational requirements, including a requirement that it currently distribute to stockholders at least 90% of its “REIT taxable income” (not including capital gains and certain items of non-cash income). If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal and Connecticut state income tax at regular corporate rates. Notwithstanding qualification for taxation as a REIT, the Company may be subject to federal, state and/or local tax, on undistributed REIT taxable income and net income from prohibited transactions.

ADVERSE CONSEQUENCES OF FAILURE TO QUALIFY AS A REIT. The Company intends to operate so as to qualify as a REIT under the Code. Although the Company believes that it is owned, organized and operates in such a manner as to qualify as a REIT, no assurance can be given as to the Company’s ability to remain qualified as a REIT. Qualification as a REIT involves the application of highly technical and complex Code provisions for which there are only limited judicial or administrative interpretations. The determination of various factual matters and circumstances, not entirely within the Company’s control, may affect the Company’s ability to qualify as a REIT. Although the

Company is not aware of any proposal in Congress to amend the tax laws in a manner that would materially and adversely affect the Company’s ability to operate as a REIT, no assurance can be given that new legislation, regulations, administrative interpretations or court decisions will not significantly change the tax laws in the future with respect to qualification as a REIT or the federal income tax consequences of such qualification.

If, in any taxable year, the Company fails to qualify as a REIT, the Company would not be allowed a deduction for distributions to stockholders in computing its federal taxable income and would be subject to federal and Connecticut state income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate rates. As a result, the amount available for distribution to the Company’s stockholders would be reduced for the year or years involved. In addition, unless entitled to relief under certain statutory provisions, the Company would also be disqualified from treatment as a REIT for the four taxable years following the year during which qualification was lost. A failure of the Company to qualify as a REIT would not by itself give the Company the right to redeem the preferred shares, nor would it give the holders of the preferred shares the right to have their shares redeemed.

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

Employees

The Company has three officers. The executive officers are described further below in Item 10, “Directors and Officers”. The Company does not anticipate that it will require any additional employees because it has retained an advisor to administer the day-to-day activities of the Company pursuant to an Advisory Agreement.

Competition

The Company does not engage in the business of originating mortgage loans. While the Company does intend to acquire additional mortgage assets, we anticipate that these additional mortgage assets will be acquired from Webster Bank. Accordingly, the Company does not compete or expect to compete with mortgage conduit programs, investment banking firms, savings and loan associations, banks, thrift and loan associations, finance companies, mortgage bankers or insurance companies in acquiring our mortgage assets. Webster Bank, from which we expect to continue to purchase most or all of our mortgage assets in the future, will face competition from these organizations.

Item 2. Properties

Not Applicable.

Item 3. Legal Proceedings

There are no material pending legal proceedings, other than ordinary routine litigation incident to the registrant’s business, to which the Company is a party or of which any of its property is subject.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted during the fourth quarter of the fiscal year 2003 to security holders for a vote.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

All of the Company’s common stock is owned by Webster Bank, and consequently there is no market for such securities. The Company’s Series B 8.625% Cumulative Redeemable Preferred Stock (the “Series B Preferred Stock”) is traded on the NASDAQ Stock Market’s National Market Tier under the symbol “WBSTP”.

The Series B Preferred Stock was not redeemable (barring certain circumstances) prior to January 15, 2003. On and after January 15, 2003, the Series B Preferred shares could have been redeemed at the option of the Company, in whole or in part, at a redemption price of $10 per share, plus any accrued and unpaid dividends. At this time, management has no plans to redeem the Series B Preferred Stock.

Dividends declared and paid on the common stock in 2003 and 2002 totaled $26.8 million and $41.5 million, respectively. Dividends declared on the Series B Preferred Stock in 2003 and 2002 totaled $862,500 for each year.

The following table provides information concerning the market price of the Series B Preferred Stock. At December 31, 2003, the closing market price was $11.70.

	For Year ended December 31,

	2003	2002

Average	$10.74	10.45
High	12.29	11.25
Low	10.00	9.96

Dividends will be declared at the discretion of the Board of Directors after considering the Company’s distributable funds, financial requirements, tax considerations and other factors. The Company’s distributable funds will consist primarily of interest and principal payments on the Mortgage Assets held by it, and the Company anticipates that a significant portion of such assets will bear interest at adjustable rates. Accordingly, if there is a decline in interest rates, the Company may experience a decrease in income available to be distributed to its shareholders. However, the Company currently expects that both its cash available for distribution and its “REIT taxable income” will exceed the amount needed to pay dividends on the Preferred Shares, even in the event of a significant decline in interest rate levels, because (i) the Company’s Mortgage Assets are interest-bearing, (ii) the Series B Preferred Stock is not expected to exceed 15% of the Company’s capitalization, and (iii) the Company does not anticipate incurring any indebtedness.

Item 6. Selected Financial Data

The selected financial data set forth below is based upon and should be read in conjunction with the Company’s audited financial statements and notes thereto appearing elsewhere in this document.

Balance Sheet Data

	At December 31,

(In thousands)	2003	2002	2001	2000	1999

Total assets	$538,471	631,237	928,672	968,198	967,209
Available for sale securities	46,116	110,061	158,543	76,927	95,647
Residential mortgage loans, net	426,251	379,590	588,747	771,848	849,210
Interest-bearing deposits	52,000	110,500	167,500	97,500	—
Mandatorily redeemable preferred stock	—	—	—	40,000	40,000
Total shareholders’ equity	538,235	630,992	928,426	927,334	926,227

Income Statement Data

	For the Year Ended December 31,

(In thousands)	2003	2002	2001	2000	1999

Total interest income	$28,249	42,255	58,071	65,312	64,219
Provision for loan losses	—	—	90	190	480
Gain on sale of securities	268	—	—	94	—
Noninterest expenses	329	310	384	3,534	3,522

Net income	28,188	41,945	57,597	61,682	60,217
Preferred stock dividends	863	863	863	863	862

Net income available to common shareholder	$27,325	41,082	56,734	60,819	59,355

Significant Statistical Data

	For the Year Ended December 31,

	2003	2002	2001	2000	1999

Net income per common share
Basic and diluted	$273,254	410,816	567,336	608,189	593,550
Dividends declared per common share	274,366	412,272	570,141	615,050	602,910

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company has elected to be treated as a REIT under the Code and will generally not be subject to federal and Connecticut income tax for as long as it maintains its qualification as a REIT, requiring among other things, that it currently distribute to stockholders at least 90% of its “REIT taxable income” (not including capital gains and certain items of noncash income). The following discussion of the Company’s financial condition and results of operations should be read in conjunction with the Company’s financial statements and other financial data included elsewhere herein.

Summary

WPCC’s net income for 2003 declined to $28.2 million from $41.9 million in 2002 due to the following factors:

•	WPCC paid return of capital dividends of $90 million and $300 million in 2003 and 2002, respectively. This reduced average earning assets to $577.2 million in 2003 from $760.8 million during 2002.

•	The average return on assets declined to 4.89% from 5.55% due to the low interest rate environment during 2002 and 2003.

During 2003, WPCC purchased $195.1 million of loans from Webster Bank.

Critical Accounting Policies

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

Allowance for Loan Losses
Arriving at an appropriate level of allowance for loan losses involves a high degree of judgment. The Company’s allowance for loan losses provides for probable losses based upon evaluations of known and inherent risks in the loan portfolio. Management uses historical information to assess the adequacy of the allowance for loan losses as well as the prevailing business and economic environment; as it is affected by changing economic conditions and various other external factors, subsequent changes in these factors may impact the portfolio in ways currently unforeseen. The allowance is increased by provisions for loan losses and by recoveries of loans previously charged-off and reduced by loans charged-off.

Financial Condition

Total assets, consisting primarily of residential mortgage loans and mortgage-backed securities, were $538.5 million at December 31, 2003, a decrease of $92.7 million from $631.2 million at December 31, 2002. The primary factor causing the decline in total assets was the return on capital dividend of $90.0 million during 2003. Cash flow from mortgage loans and mortgage-backed securities, primarily due to accelerated prepayments throughout 2003 arising from the low interest rate environment, resulted in large cash inflows. With the increased cash flow, WPCC purchased $195.1 million in residential loans from Webster Bank and returned $90.0 million to its shareholder. The decline in accrued interest receivable of $841,000 is due to the decline in earning assets, as well as lower interest rates, primarily on interest-bearing deposits. As a result of the return of capital dividend, shareholders’ equity declined to $538.2 million at December 31, 2003 from $631.0 million at December 31, 2002.

Asset Quality

The Company maintains asset quality by acquiring residential real estate loans that have been conservatively underwritten and by aggressively managing nonperforming assets. During 2003, all loan purchases by the Company were from Webster Bank. As such, the Company’s asset quality is dependent upon Webster Bank’s ability to maintain conservative underwriting standards. At December 31, 2003, residential real estate loans comprised the entire loan portfolio. The Company also invests in government agency or government-sponsored agency issued mortgage-backed securities.

Nonperforming Assets and Delinquencies

The following table details the Company’s nonperforming assets for the last five years:

	At December 31,

(Dollars in thousands)	2003	2002	2001	2000	1999

Loans accounted for on a nonaccrual basis:
Residential fixed-rate loans	$185	247	120	231	319
Residential variable-rate loans	173	209	425	186	830

Total nonperforming loans	358	456	545	417	1,149
Other real estate owned	104	79	88	288	60

Total nonperforming assets	$462	535	633	705	1,209

Allowance for loan losses	$2,106	2,106	2,139	2,059	1,912
Allowance / nonperforming loans	588%	462	392	494	166
Allowance / total mortgage loans	0.49	0.55	0.36	0.27	0.22

The following table sets forth information as to the Company’s loans past due 30-89 days and still accruing:

	At December 31,

(In thousands)	2003	2002	2001	2000	1999

Past due 30-89 days:
Residential fixed-rate loans	$287	643	583	5,809	4,453
Residential variable-rate loans	491	1,176	1,749	12,513	8,430

Total	$778	1,819	2,332	18,322	12,883

Allowance for Loan Losses

An allowance for loan losses is established based upon a review of the loan portfolio, loss experience, specific problem loans, current and anticipated economic conditions and other pertinent factors which, in management’s judgment, deserve current recognition in estimating probable loan losses.

Management believes that the allowance for loan losses is adequate. While management believes it uses the best available information to recognize losses on loans, future additions to the allowance may be necessary based on actual results or changes in information used. In addition, various regulatory agencies, as an integral part of their examination process of Webster Bank, periodically may review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance for loan losses based on judgments different from those of management.

A detail of the change in the allowance for loan losses for the periods indicated follows:

	For the Year Ended December 31,

(In thousands)	2003	2002	2001	2000	1999

Balance at beginning of the year	$2,106	2,139	2,059	1,912	1,555
Provision charged to operations	—	—	90	190	480
Charge-offs	—	(33)	(10)	(43)	(123)
Recoveries	—	—	—	—	—

Balance at end of the year	$2,106	2,106	2,139	2,059	1,912

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

Dividends on the Series B Preferred Stock are payable at the rate of 8.625% per annum (an amount equal to $.8625 per annum per share), in all cases if, when and as declared by the Board of Directors of the Company. Dividends on the preferred shares are cumulative and, if declared, payable on January 15, April 15, July 15 and October 15 in each year. The Company periodically makes dividend payments on its common stock in accordance with Company by-laws. Common stock dividends are paid to comply with REIT qualification rules. REIT qualification rules require that 90% of net taxable income for the year be distributed to shareholders. In June 2003, the Company declared and paid a return of capital dividend to Webster Bank, the Company’s sole common shareholder, of $90.0 million. Accelerated prepayments during 2002 and throughout 2003 resulted in increased cash levels for the company. This dividend returns the cash to the Company’s common shareholder.

In the unlikely event that principal and interest payments on its mortgage assets are insufficient to meet its operating needs, WPCC has the ability to raise additional funds. WPCC’s mortgage-backed securities, which total $46.1 million would supply adequate collateral for borrowings through repurchase agreements. In addition, its residential mortgage loans are underwritten to meet secondary market requirements and could easily be sold or securitized as mortgage-backed securities and used as borrowing collateral.

Asset/Liability Management

The goal of the Company’s asset/liability management policy is to manage interest-rate risk so as to maximize net interest income over time in changing interest rate environments while maintaining acceptable levels of risk. The Company prepares estimates of the level of prepayments and the effect of such prepayments on the level of future earnings due to reinvestment of funds at rates different than those that currently exist. The Company is unable to predict future fluctuations in interest rates. The market values of the Company’s financial assets are sensitive to fluctuations in market interest rates. The market values of fixed-rate loans and mortgage-backed securities tend to decline in value as interest rates rise. If interest rates decrease, the market value of loans and mortgage-backed securities generally will tend to increase with the level of prepayments also normally increasing. The interest income earned on the Company’s variable-rate interest-sensitive instruments, which represent primarily variable-rate mortgage loans, may change due to changes in quoted interest-rate indices. The variable-rate mortgage loans generally reprice based on a stated margin over U.S. Treasury Securities indices of varying maturities, the terms of which are established at the time that the loan is closed. At December 31, 2003, 35.6% of the Company’s residential mortgage loans were variable-rate loans.

Results of Operations

Net income declined to $28.2 million for the 2003 year from $41.9 million the previous year and $57.6 million in 2001. This decline is due entirely to declines in interest income as WPCC has no interest-bearing liabilities and noninterest income and expense are minimal.

The decline in interest income of $14.0 million, or 33.1%, from 2002 to 2003 was due to a combination of a decline in yield on earning assets and a decline in outstanding earning assets. Due to the low interest rate environment during 2002 and 2003, mortgage asset prepayments accelerated. These assets were replaced with ones earning a lower yield. The decline in balances was due to accelerated prepayments and the $90.0 million return of capital dividend to the common shareholder. The declines in 2001 to 2002 resulted from the same factors; low interest rate environment and a return of capital dividend to shareholders ($300.0 million in 2002).

	For the Years Ended December 31,

	2003			2002			2001

	Average	Interest	Average	Average	Interest	Average	Average	Interest	Average
(Dollars in thousands)	Balance	Income	Yield	Balance	Income	Yield	Balance	Income	Yield

Mortgage loans, net	$412,976	22,989	5.57%	$495,598	31,161	6.29%	$704,930	47,807	6.78%
Mortgage-backed securities	79,825	4,338	5.43	136,517	8,863	6.49	102,794	6,742	6.56
Interest-bearing deposits	84,394	922	1.09	128,662	2,231	1.73	94,625	3,522	3.72

Total	$577,195	28,249	4.89%	$760,777	42,255	5.55%	$902,349	58,071	6.44%

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

	Years ended December 31,			Years ended December 31,
	2003 v. 2002			2002 v. 2001

	Increase (Decrease) due to			Increase (Decrease) due to
(In thousands)	Rate	Volume	Total	Rate	Volume	Total

Interest on interest-earning assets:
Loans, net	$(3,327)	(4,845)	(8,172)	$(3,258)	(13,388)	(16,646)
Mortgage-backed securities	(1,277)	(3,248)	(4,525)	(73)	2,194	2,121
Interest-bearing deposits	(678)	(631)	(1,309)	(2,286)	995	(1,291)

Net change in fully taxable-equivalent net interest income	$(5,282)	(8,724)	(14,006)	$(5,617)	(10,199)	(15,816)

There was no provision for loan losses for the years ended December 31, 2003, and 2002. The provision for loan losses for the year ended December 31, 2001 amounted to $90,000. The decline in the provision for loan losses is reflective of the decrease in the total residential mortgage loan portfolio from 2001 levels, due to accelerated prepayments in mortgage loans, as well as the continued low level of nonperforming loans and charge-offs.

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

Unlike most industrial companies, virtually all of the assets and liabilities of a real estate investment trust are monetary in nature. As a result, interest rates have a more significant impact on a real estate corporation’s performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the price of goods and services. In the current interest rate environment, the maturity structure of the Company’s assets is critical to the maintenance of acceptable performance levels.

Recent Financial Accounting Standards

In December 2003, the FASB issued FASB Interpretation No. (“FIN”) 46 (revised), “Consolidation of Variable Interest Entities", which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and, accordingly, should consolidate the variable interest entity (“VIE”). FIN 46R replaces FIN 46 that was issued in January 2003. A public company that is not a small business issuer (as defined in applicable SEC regulations) is required to apply FIN 46R to variable interests generally as of March 31, 2004 and to special-purpose entities as of December 31, 2003. For any VIEs that must be consolidated under FIN 46R and were created before January 1, 2004, the assets, liabilities and non-controlling interest of the VIE initially would be measured at their carrying amounts, and any difference between the net amount added to the balance sheet and any previously recognized interest would be recorded as a cumulative effect of an accounting change. FIN 46R was adopted as of December 31, 2003 and resulted in no impact on the Company’s financial statements.

In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS” or “Statement”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS No. 150 establishes standards for how an issuer clarifies, measures and discloses in its financial statements certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify financial instruments that are within its scope as liabilities, in most circumstances. Such financial instruments include (i) financial instruments that are issued in the form of shares that are mandatorily redeemable; (ii) financial instruments that embody an obligation to repurchase the issuer’s equity shares, or are indexed to such obligation, and that require the issuer to settle the obligation by transferring assets; (iii) financial instruments that embody an obligation that the issuer may settle by issuing a variable number of its equity shares if, at inception, the monetary value of the obligation is predominantly based on a fixed amount, variations in something other than the fair value of the issuer’s equity shares or variations inversely related to changes in the fair value of the issuer’s equity shares; and (iv) certain freestanding financial instruments. SFAS No. 150 was to be effective for contracts entered into or modified after May 31, 2003, and was to be otherwise effective at the beginning of the first interim period beginning after June 15, 2003. However, the effective date of the Statement’s provisions related to classification and measurement of certain manditorily redeemable non-controlling interests has been deferred indefinitely by the FASB, pending further Board action. Adoption of SFAS No. 150 on July 1, 2003 did not have an impact on the Company’s results of operations.

In April 2003, the FASB issued SFAS No. 149, “Accounting for Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133”. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. This amendment should promote more consistency as to the reporting of contracts that fall under the scope of derivatives or hybrids. SFAS No. 149 is to be applied prospectively to all hedging activities and contracts revised or created after September 30, 2003. This statement has no impact on the Company’s financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The following table summarizes the estimated market values of the Company’s interest-sensitive assets at December 31, 2003 and 2002, and the projected change to market values if interest rates instantaneously increase or decrease by 100 basis points. The Company had no interest-sensitive liabilities at December 31, 2003 and 2002.

			Estimated Market Value Impact

(In thousands)	Amortized Cost	Market Value	-100 BP	+100 BP

At December 31, 2003
Mortgage-backed securities	$45,128	46,116	1,138	(1,513)
Variable-rate residential loans	152,098	152,310	2,448	(2,545)
Fixed-rate residential loans	274,780	284,081	6,771	(10,852)

At December 31, 2002
Mortgage-backed securities	$105,832	110,061	1,942	(2,912)
Variable-rate residential loans	180,894	186,182	1,629	(1,610)
Fixed-rate residential loans	199,638	211,622	1,110	(5,741)

Interest-sensitive assets, when impacted by a minus 100 basis point rate change, results in a favorable $10.4 million change in market values for 2003 compared to a favorable $4.7 million market value change in 2002. These changes represent 2.15% of interest-sensitive assets in 2003 and 0.92% in 2002. A plus 100 basis point rate change results in an unfavorable $14.9 million, or 3.09%, change in 2003, compared to an unfavorable $10.3 million or 2.02%, change in 2002.

Based on the Company’s asset/liability mix at December 31, 2003, management estimates that an instantaneous 100 basis point increase in interest rates would increase net income over the next twelve months by 4.5%. An instantaneous 100 basis point decline in interest rates would decrease net income by 5.8%. These estimates assume that management takes no action to mitigate any negative effects from changing interest rates.

In particular, the Company’s interest rate sensitive assets are subject to prepayment risk. Prepayment risk is inherently difficult to estimate and is dependent upon a number of economic, financial and behavioral variables. The Company uses a sophisticated mortgage prepayment modeling system to estimate prepayments and the corresponding impact on market value and net interest income. The model uses information that includes the instrument type, coupon spread, loan age and other factors in its projections.

These assumptions are inherently uncertain and, as a result, the simulation analyses cannot precisely estimate the impact that higher or lower rate environments will have on net income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes, changes in cash flow patterns and market conditions, as well as changes in management’s strategies. Management believes that Webster’s interest-rate risk position at December 31, 2003, represents a reasonable level of risk.

Item 8. Financial Statements and Supplementary Data

Independent Auditors’ Report

The Board of Directors and Shareholders of
Webster Preferred Capital Corporation

We have audited the accompanying statements of condition of Webster Preferred Capital Corporation (a subsidiary of Webster Bank) as of December 31, 2003 and 2002, and the related statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Webster Preferred Capital Corporation as of December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP
Hartford, Connecticut
March 5, 2004

WEBSTER PREFERRED CAPITAL CORPORATION

STATEMENTS OF CONDITION

	At December 31,

(Dollars in thousands, except per share data)	2003	2002

Assets
Cash	$11,976	28,292
Interest-bearing deposits	52,000	110,500
Mortgage-backed securities available for sale, at fair value (Note 2)	46,116	110,061
Residential mortgage loans, net (Note 3)	426,251	379,590
Accrued interest receivable	351	1,192
Other real estate owned	104	79
Prepaid expenses and other assets	1,673	1,523

Total assets	$538,471	631,237

Liabilities and Shareholders’ Equity
Accrued dividends payable	$180	180
Accrued expenses and other liabilities	56	65

Total liabilities	236	245

Shareholders’ Equity
Series B 8.625% cumulative redeemable preferred stock, liquidation preference $10 per share; par value $1.00 per share; 1,000,000 shares authorized, issued and outstanding (Note 4)	1,000	1,000
Common stock, par value $.01 per share; 1,000 shares authorized, 100 shares issued and outstanding	1	1
Paid-in capital	538,799	628,799
Distribution in excess of accumulated earnings	(2,553)	(3,037)
Accumulated other comprehensive income	988	4,229

Total shareholders’ equity	538,235	630,992

Total liabilities and shareholders’ equity	$538,471	631,237

See accompanying notes to financial statements.

WEBSTER PREFERRED CAPITAL CORPORATION

STATEMENTS OF INCOME

	Years Ended December 31,

(In thousands, except per share data)	2003	2002	2001

Interest income:
Loans (Note 5)	$22,989	31,161	47,807
Securities and interest-bearing deposits	5,260	11,094	10,264

Total interest income	28,249	42,255	58,071

Provision for loan losses (Note 3)	—	—	90

Interest income after provision for loan losses	28,249	42,255	57,981

Noninterest income:
Gain on sale of securities	268	—	—

Noninterest expenses:
Advisory fee expense paid to parent (Note 6)	195	186	158
Dividends on mandatorily redeemable preferred stock (Note 4)	—	—	123
Other noninterest expense	134	124	103

Total noninterest expense	329	310	384

Net income (Note 7)	28,188	41,945	57,597
Preferred stock dividends	863	863	863

Net income available to common shareholder	$27,325	41,082	56,734

Net income per common share:
Basic and diluted	$273,254	410,816	567,336

STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,

(In thousands)	2003	2002	2001

Net income	$28,188	41,945	57,597

Other comprehensive (loss) income:
Unrealized net holding (loss) gain on securities available for sale arising during the year	(3,509)	3,017	858

Reclassification adjustment for gains realized during the year	268	—	—

Other comprehensive (loss) income	(3,241)	3,017	858

Comprehensive income	$24,947	44,962	58,455

See accompanying notes to financial statements.

WEBSTER PREFERRED CAPITAL CORPORATION

STATEMENTS OF SHAREHOLDERS’ EQUITY

				Distributions	Accumulated
				in Excess of	Other
	Preferred	Common	Paid-In	Accumulated	Comprehensive
(In thousands, except per share data)	Stock	Stock	Capital	Earnings	Income	Total

Balance, December 31, 2000	$1,000	1	928,799	(2,820)	354	927,334
Net income for 2001	—	—	—	57,597	—	57,597
Net unrealized gain on available for sale securities	—	—	—	—	858	858
Dividends declared and paid:
Common stock ($565,000 per share)	—	—	—	(56,500)	—	(56,500)
Preferred stock series B	—	—	—	(863)	—	(863)

Balance, December 31, 2001	1,000	1	928,799	(2,586)	1,212	928,426
Net income for 2002	—	—	—	41,945	—	41,945
Net unrealized gain on available for sale securities	—	—	—	—	3,017	3,017
Dividends declared and paid:
Return of capital dividend on common stock	—	—	(300,000)	—	—	(300,000)
Common stock ($415,330 per share)	—	—	—	(41,533)	—	(41,533)
Preferred stock series B	—	—	—	(863)	—	(863)

Balance, December 31, 2002	1,000	1	628,799	(3,037)	4,229	630,992
Net income for 2003	—	—	—	28,188	—	28,188
Net unrealized loss on available for sale securities	—	—	—	—	(3,241)	(3,241)
Dividends declared and paid:
Return of capital dividend on common stock	—	—	(90,000)	—	—	(90,000)
Common stock ($268,414 per share)	—	—	—	(26,841)	—	(26,841)
Preferred stock series B	—	—	—	(863)	—	(863)

Balance, December 31, 2003	$1,000	1	538,799	(2,553)	988	538,235

See accompanying notes to financial statements.

WEBSTER PREFERRED CAPITAL CORPORATION

STATEMENTS OF CASH FLOWS

	Years Ended December 31,

(In thousands)	2003	2002	2001

Operating Activities:
Net income	$28,188	41,945	57,597
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	—	—	90
Depreciation and amortization	925	902	693
Gain on sale of securities	(268)	—	—
Decrease in accrued interest receivable	841	2,370	1,075
Decrease in total liabilities	(9)	(1)	(618)
(Increase) decrease in prepaid expenses and other assets	(150)	4,859	(6,380)

Net cash provided by operating activities	29,527	50,075	52,457

Investing Activities:
Purchase of mortgage-backed securities	(30,530)	—	(99,747)
Principal collected on mortgage-backed securities	81,874	51,614	19,349
Proceeds from sales of mortgage-backed securities	9,248	—	—
Decrease (increase) in interest-bearing deposits	58,500	57,000	(70,000)
Purchase of loans	(195,140)	—	(6,401)
Principal repayments of loans, net	147,734	207,957	188,175
Proceeds from REO sales	175	192	384

Net cash provided by investing activities	71,861	316,763	31,760

Financing Activities:
Dividends paid on common and preferred stock	(27,704)	(42,396)	(57,363)
Return of capital dividend to common shareholder	(90,000)	(300,000)	—
Redemption of Series A preferred stock	—	—	(40,000)

Net cash used by financing activities	(117,704)	(342,396)	(97,363)

(Decrease) increase in cash and cash equivalents	(16,316)	24,442	(13,146)
Cash and cash equivalents at beginning of year	28,292	3,850	16,996

Cash and cash equivalents at end of year	$11,976	28,292	3,850

Supplemental Schedule of Non-Cash Investing Activity:
Loans transferred to REO	$200	183	193

See accompanying notes to financial statements

WEBSTER PREFERRED CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 1: Summary of Significant Accounting Policies

a) Business
Webster Preferred Capital Corporation (the “Company”) is a Connecticut corporation incorporated in March 1997 and a subsidiary of Webster Bank, which is a wholly-owned subsidiary of Webster Financial Corporation (“Webster”). The Company acquires, holds and manages real estate mortgage assets (“mortgage assets”). As of December 31, 2003, mortgage assets owned by the Company consisted of whole loans secured by first mortgages or deeds of trusts on single family (one-to-four unit) residential real estate properties (“residential mortgage loans”), located primarily in Connecticut and mortgage-backed securities, secured by these same type of loans, located throughout the country.

The Company has elected to be treated as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”), and will generally not be subject to federal income tax to the extent that it distributes its earnings to its stockholders and maintains its qualification as a REIT. All of the shares of the Company’s common stock, par value $0.01 per share, are owned by Webster Bank, which is a federally-chartered and federally-insured savings bank. Webster Bank has indicated to the Company that, for as long as any of the Company’s preferred shares are outstanding, Webster Bank intends to maintain direct ownership of 100% of the outstanding common stock of the Company.

b) Basis of Financial Statement Presentation
The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amount of assets and liabilities, and disclosure of contingent assets and liabilities, as of the date of the financial statements, and revenues and expenses for the periods presented. The actual results of the Company could differ from those estimates. An example of a material estimate that is susceptible to near-term changes is the allowance for loan losses.

c) Loans
Loans are stated at the principal amounts outstanding, net of deferred loan fees and/or costs and an allowance for loan losses. Interest on loans is credited to income as earned based on the rate applied to principal amounts outstanding. Interest which is more than 90 days past due is not accrued. Such interest ultimately collected, if any, is credited to income in the period received. Loan origination fees, net of certain direct origination costs, and premiums and discounts on loans purchased are recognized in interest income over the lives of the loans using a method approximating the interest method. Servicing fees paid to the Servicer are charged against loan interest income.

The Company’s residential mortgage loans are exempt from the disclosure provisions of the Statement of Financial Accounting Standard (“SFAS”) No. 114, “Accounting by Creditors for Impairment of a Loan,” as amended by SFAS No. 118, since the Company’s loans are comprised of large groups of smaller balance loans which are collectively evaluated for impairment.

d) Allowance for Loan Losses
An allowance for loan losses is established based upon a review of the loan portfolio, loss experience, specific problem loans, economic conditions and other pertinent factors which, in management’s judgment, deserve current recognition in estimating probable loan losses.

Management believes that the allowance for loan losses is adequate. While management believes it uses the best available information to recognize probable losses on loans, future additions to the allowance may be necessary based upon actual results or changes in the above mentioned factors. In addition, various regulatory agencies, as an integral part of their examination process of Webster Bank, periodically may review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance for loan losses based on judgments different from those of management.

e) Mortgage-Backed Securities
Mortgage-backed securities are U.S. government agency or government sponsored agency issued securities and are classified as available for sale. Available for sale securities are carried at fair value with unrealized gains and losses recorded as adjustments to shareholders’ equity. The adjustment to shareholders’ equity is not tax-effected, as the Company is generally not subject to federal and state income tax. Management intends to hold these securities for indefinite periods of time as part of its asset/liability strategy and may sell the securities in response to changes in interest rates, changes in prepayment risk or other factors. One of the risks inherent when investing in mortgage-backed securities is the ability of such instruments to incur prepayments of principal prior to maturity. Because of prepayments, the weighted-average yield of these securities may also change, which could affect earnings. Realized gains and losses on the sales of securities are recorded using the specific identification method. Unrealized losses on securities are charged to earnings when the decline in fair value is judged to be other than temporary.

f) Other Real Estate Owned
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

g) Net Income Per Common Share
Basic net income per common share is calculated by dividing net income available to common shareholders by the weighted-average number of shares of common stock outstanding. Diluted net income per common share is calculated by dividing net income available to common shareholders by the weighted-average diluted common shares. The Company has no dilutive items. The weighted-average number of shares used in the computation of basic and diluted earnings per common share for the years ended December 31, 2003, 2002 and 2001 was 100.

h) Comprehensive Income
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

i) Statement of Cash Flows
For purposes of the Statement of Cash Flows, the Company defines cash on hand and in banks to be cash and cash equivalents.

j) Reclassification
Certain 2002 financial statement balances as previously reported have been reclassified to conform to the 2003 financial statement presentation.

Note 2: Mortgage-Backed Securities Available for Sale
The following table sets forth certain information regarding the mortgage-backed securities:

	Amortized	Unrealized	Unrealized	Estimated
(In thousands)	Cost	Gains	Losses	Fair Value

December 31, 2003
Available for sale portfolio	$45,128	988	—	46,116

December 31, 2002
Available for sale portfolio	$105,832	4,229	—	110,061

During 2003, one fixed mortgage-backed security was sold for $9.2 million producing a net gain of $268,000. There were no sales of mortgage-backed securities for the year ending December 31, 2002 or 2001.

Note 3: Residential Mortgage Loans, Net

A summary of residential mortgage loans, net, by type and original maturity follows:

	At December 31,

(In thousands)	2003	2002

Fixed-rate loans:
15 yr. loans	$71,217	55,956
20 yr. loans	8,261	3,132
25 yr. loans	4,414	2,542
30 yr. loans	190,888	138,008

Total fixed-rate loans	274,780	199,638

Variable-rate loans:
15 yr. loans	2,351	1,605
20 yr. loans	3,176	3,127
25 yr. loans	1,843	2,680
30 yr. loans	144,728	173,482

Total variable-rate loans	152,098	180,894

Total residential mortgage loans	426,878	380,532
Premiums and deferred fees on loans, net	1,479	1,164
Less: allowance for loan losses	(2,106)	(2,106)

Residential mortgage loans, net	$426,251	379,590

A detail of the change in the allowance for loan losses, for the periods indicated, follows:

	Years Ended December 31,

(In thousands)	2003	2002	2001

Balance at beginning of year	$2,106	2,139	2,059
Provision charged to operations	—	—	90
Charge-offs	—	(33)	(10)

Balance at end of year	$2,106	2,106	2,139

No loans were considered impaired at either December 31, 2003 or 2002. Nonaccrual loans totaled $358,000 and $456,000 at December 31, 2003 and 2002, respectively.

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

The Series B preferred stock was not redeemable prior to January 15, 2003, except upon the occurrence of a specified tax event. The redemption is at the option of the Company, which has no current plans to redeem the Series B preferred stock.

Note 5: Servicing

The mortgage loans owned by the Company are serviced by Webster Bank pursuant to the terms of a servicing agreement. Webster Bank in its role as servicer under the terms of the servicing agreement is herein referred to as the “Servicer.” The Servicer receives fees at an annual rate of (i) 8 basis points for fixed-rate loan servicing and collection, (ii) 8 basis points for variable-rate loan servicing and collection and (iii) 5 basis points for all other services to be provided, as needed, in each case based on the daily outstanding balances of all the Company’s loans for which the Servicer is responsible. The services provided to the Company by Webster Bank are at the level of a sub-servicing agreement. As such, the Company estimates that the fees paid to Webster Bank for servicing approximates fees that would be paid if the Company operated as an unaffiliated entity. Servicing fees paid for the years 2003, 2002 and 2001 were $326,000, $387,000 and $556,000 respectively. Servicing fees are included in interest income on the Statement of Income, as they are classified as a reduction in yield to the Company.

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

Note 6: Advisory Services

Advisory services are being provided pursuant to an agreement with Webster Bank to provide the Company with the following types of services: administer the day-to-day operations, monitor the credit quality of the real estate mortgage assets, advise with respect to the acquisition, management, financing, and disposition of real estate mortgage assets and provide the necessary executive administration, human resource, accounting and control, technical support, record keeping, copying, telephone, mailing and distribution, investment and funds management services. Webster Bank received an annual fee of $195,000, with respect to the advisory services provided to the Company in 2003, an increase from $186,000 in 2002 and $157,500 in 2001. The Company estimates that the fees paid to Webster Bank for advisory services approximate fees that would be paid for such services if the Company were an unaffiliated entity.

Operating expenses outside the scope of the advisory agreement are paid directly by the Company. Such expenses include but are not limited to the following: fees for third party consultants, attorneys, and external auditors and any other expenses incurred that are not directly related to the advisory agreement.

Note 7: Income Taxes

The Company has elected to be treated as a REIT under Sections 856 through 860 of the Code, and believes that its organization and method of operation meet the requirements for qualification as a REIT. As a REIT, the Company generally will not be subject to federal income tax on net income and capital gains that it distributes to the holders of its common and preferred stock. Therefore, no provision for federal income taxes has been included in the accompanying financial statements.

To maintain REIT status, an entity must meet a number of organizational and operational requirements, including a requirement that it currently distributes to stockholders at least 90% of its “REIT taxable income” (not including capital gains and certain items of non-cash income). If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income tax at regular corporate rates.

Note 8: Summary of Estimated Fair Values of Financial Instruments

A summary of estimated fair values of financial instruments consist of the following:

	At December 31,

(In thousands)	2003		2002

	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

Assets:
Cash	$11,976	11,976	28,292	28,292
Interest-bearing deposits	52,000	52,000	110,500	110,500
Mortgage-backed securities	46,116	46,116	110,061	110,061
Residential mortgages	428,357	436,391	381,696	397,804
Less: allowance for loan losses	(2,106)	(2,106)	(2,106)	(2,106)

Residential mortgages, net	426,251	434,285	379,590	395,698

The Company uses Webster’s Asset/Liability simulation model to estimate the fair value of its residential mortgage loans. Fair value is estimated by discounting the average expected cash flows over multiple interest rate paths. An arbitrage-free trinomial lattice term structure model generates the interest rate paths. The month-end LIBOR/Swap yield curve and swap option volatilities are used as the input for deriving forward rates for future months. Cash flows for all instruments are created for each rate path using product specific behavioral models and account specific system data. Discount rates are matched with the time period of the expected cash flow. The Asset/Liability simulation software is enhanced with a mortgage prepayment model and a Collateralized Mortgage Obligation database provided by two leading financial software companies. Instruments with explicit options (i.e., caps, floors, puts and calls) and implicit options (i.e., prepayment and early withdrawal ability) require such a rate and cash flow modeling approach to more accurately quantify value. A spread is added to the discount rates to reflect credit and option risks embedded in each instrument. Spreads and prices are calibrated to observable market instruments when available or to estimates based on industry standards.

The carrying amounts for interest-bearing deposits other than time deposits approximate fair value since they mature in 90 days or less and do not present unanticipated credit concerns. The fair value of mortgage-backed securities (see Note 2) is estimated based on prices or quotations received from third parties or pricing services

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings or any part of a particular financial instrument. Fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These factors are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Note 9: Selected Quarterly Financial Data (unaudited)

2003

(In thousands, except share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Net interest income	$8,201	7,183	6,343	6,522
Noninterest income	—	—	—	268
Noninterest expenses	80	80	75	94

Net income	8,121	7,103	6,268	6,696
Preferred dividends	216	215	216	216

Net income available to common shareholder	$7,905	6,888	6,052	6,480

Net income per common share
Basic and diluted	$79,048	68,880	60,520	64,806

2002

(In thousands, except share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Net interest income	$12,456	11,076	10,260	8,463
Noninterest expenses	71	92	80	67

Net income	12,385	10,984	10,180	8,396
Preferred dividends	216	215	216	216

Net income available to common shareholder	$12,169	10,769	9,964	8,180

Net income per common share
Basic and diluted	$121,693	107,686	99,644	81,793

A copy of Webster Preferred Capital Corporation’s 2003 Annual Report will be provided to shareholders upon request.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

The Company has no changes in or disagreements with its outside accountants on accounting and financial disclosures.

Item 9A. Disclosure Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2003. Based upon that evaluation, the President and Treasurer concluded that the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commissions rules and forms.

There were no changes made in the Company’s internal controls over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

The Company’s Board of Directors currently consists of three members. Directors are elected for a one-year term. The Company currently has three officers. The Company has no other employees.

The persons who are current directors and executive officers of the Company are as follows:

Name	Age	Position and Offices Held

Ross M. Strickland	54	President and Director

Harriet Munrett Wolfe	50	Director

William J. Healy	59	Director

Gregory S. Madar	41	Senior Vice President, Treasurer and Assistant Secretary

John D. Benjamin	56	Senior Vice President and Secretary

The following is a summary of the experience of the officers and directors of the Company:

Ross M. Strickland has been the President and a director of the Company since 1997. He is also the Executive Vice President of Consumer Finance for Webster Bank, a position he has held since his employment began in 1991. Prior to joining Webster Bank, he was Executive Vice President of Residential Lending with the former Northeast Savings, F.A., Hartford, Connecticut, from 1988 to 1991. Prior to joining Northeast Savings, he was National Sales Manager, Credit Resources Group, for Shearson Lehman Brothers.

Harriet Munrett Wolfe has been a director of the Company since 1997. She is also the Executive Vice President, General Counsel and Secretary of Webster and Webster Bank. Ms. Wolfe joined Webster and Webster Bank in March 1997 as Senior Vice President and Counsel, was appointed Secretary in June 1997 and General Counsel in September 1999. In January 2003, she was appointed Executive Vice President. Prior to joining Webster and Webster Bank, she was in private practice. From November 1990 to January 1996, she was Vice President and Senior Counsel of Shawmut Bank Connecticut, N.A., Hartford, Connecticut.

William J. Healy has been a director of the Company since 2001. He is also the Executive Vice President and Chief Financial Officer of Webster and Webster Bank, positions he has held since April 2001. Prior to joining Webster, Mr. Healy was Executive Vice President and Chief Financial Officer of Summit Bancorp, a bank holding company in Princeton, NJ. From 1994 to 1998, Mr. Healy was Executive Vice President and Controller for Summit.

Gregory S. Madar has been the Senior Vice President, Treasurer and Assistant Secretary of the Company since 2001 and an executive officer of the Company since March 2004. He served as the Secretary of the Company from March 1997 to March 1999 and Assistant Secretary since 1999. He is also Senior Vice President and Controller of Webster Bank. Mr. Madar, a Certified Public Accountant, joined Webster Bank in 1995 as Vice President and Tax Manager and was elected Senior Vice President and Assistant Controller in January 2000. In February 2003, he was promoted to Senior Vice President and Controller. Prior to joining Webster Bank, he was Controller of Millane Nurseries, Inc. from 1993 to 1995. Prior to joining Millane Nurseries, he was a tax manager with KPMG LLP (“KPMG”) in Hartford. He was associated with KPMG from 1987 to 1993.

John D. Benjamin has served as Secretary of the Company since March 1999 and an executive officer since March 2004. He is also Assistant Secretary and Senior Compliance Officer of Webster and Senior Vice President, Assistant Secretary and Senior Compliance Officer of Webster Bank, positions he has held since 1996.

Mr. Benjamin joined Webster Bank’s predecessor, First Federal Savings and Loan Association of Waterbury, in 1970. He has served in various management positions and was elected Vice President in 1984 and Senior Vice President in 1991.

Code of Ethics

The Company has a code of ethics that applies to all employees, as well as each member of the Company’s Board of Directors. The code of ethics is available at Webster Bank’s website at www.websteronline.com.

Audit Committee Matters

The entire Board of Directors serves as the audit committee of the Company. The Company, as an indirect subsidiary of Webster Financial Corporation (NYSE: WBS), is relying on the exemption provided in Section 10A-3(c)(2) of the Securities Exchange Act of 1934.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors and executive officers and persons who own more than 10% of its Series B Preferred Stock to file with the SEC initial reports of ownership of the Company’s equity securities and to file subsequent reports when there are changes in such ownership. Based on a review of reports submitted to the Company, the Company believes that during the fiscal year ended December 31, 2003, all Section 16(a) filing requirements applicable to the Company’s officers, directors and more than 10% owners were complied with on a timely basis.

Item 11. Executive Compensation

The Company currently has three officers, none of whom receive separate compensation as employees of the Company. The Company has retained an advisor to perform certain functions pursuant to an Advisory Service Agreement described below under “The Advisor.” Each officer of the Company currently is also an officer of Webster Bank. The Company maintains corporate and accounting records that are separate from those of Webster Bank and any of Webster Bank’s affiliates.

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

The Advisor

The Company has entered into an Advisory Service Agreement (the “Advisory Agreement”) with Webster Bank to administer the day-to-day operations of the Company. Webster Bank in its role as advisor under the terms of the Advisory Agreement is herein referred to as the “Advisor.” The Advisor is responsible for (i) monitoring the credit quality of the mortgage assets held by the Company, (ii) advising the Company with respect to the acquisition, management, financing and disposition of the Company’s mortgage assets, and (iii) maintaining custody of the documents related to the Company’s mortgage assets. The Advisor may at any time subcontract all or a portion of its obligations under the Advisory Agreement to one or more of its affiliates involved in the business of managing mortgage assets. If no affiliate of the Advisor is engaged in the business of managing mortgage assets, the Advisor may, with the approval of a majority of the Board of Directors, subcontract all or a portion of its obligations under the Advisory Agreement to unrelated third parties. The Advisor may assign its rights or obligations under the Advisory Agreement to any affiliate of the Company. The Advisor will not, in connection with the subcontracting of any of its obligations under the Advisory Agreement, be discharged or relieved in any respect from its obligations under the Advisory Agreement.

The Advisory Agreement had an initial term of two years, and has been renewed for additional one-year periods. It will continue to be renewed until notice of nonrenewal is delivered by either party to the other party. The Advisory Agreement may be terminated by the Company at any time upon 90 days’ prior written notice. The Advisor is entitled to receive an advisory fee equal to $195,000 per year beginning January 1, 2003 with respect to the advisory services provided by it to the Company, as per the amended agreement adopted on December 19, 2002. The fee may be revised to reflect changes in the actual costs incurred by the Advisor in providing services.

The Advisory Agreement provides that the liability of the Advisor to the Company for any loss due to the Advisor’s performing or failing to perform the services under the Advisory Agreement shall be limited to those losses sustained by the Company which are a direct result of the Advisor’s negligence or willful misconduct. It also provides that under no circumstances shall the Advisor be liable for any consequential or special damages and that in no event shall the Advisor’s total combined liability to the Company for all claims arising under or in connection with the Advisory Agreement be more than the total amount of all fees payable by the Company to the Advisor under the Advisory Agreement during the year immediately proceeding the year in which the first claim giving rise to such liability arises. The Advisory Agreement also provides that to the extent that third parties make claims against the Advisor arising out of the services provided thereunder, the Company will indemnify the Advisor against all loss arising therefrom.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of March 5, 2004, the number and percentage of the outstanding shares of either our Common Stock or Series B Preferred Stock beneficially owned by (i) all persons known by the Company to own more than five percent of such shares, (ii) each director of the Company, and (iii) each executive officer of the Company, and (iv) all executive officers and directors of the Company as group.

Name and Address of Beneficial
Owner	Amount of Beneficial Ownership	Percent of Class of Outstanding Shares

Webster Bank 145 Bank Street Waterbury, CT 06702	100	Common – 100%

Ross M. Strickland President and Director	-0-	-0-

Harriet Munrett Wolfe Director	-0-	-0-

William J. Healy Director	-0-	-0-

Gregory S. Madar Senior Vice President, Treasurer and Assistant Secretary	300	Series B Preferred Stock*

John D. Benjamin Senior Vice President and Secretary	-0-	-0-

All officers and directors as a group	300	Series B Preferred Stock *

*Less than one percent.

Item 13. Certain Relationships and Related Transactions

The Company is organized as a subsidiary of Webster Bank, is controlled by and through advisory and servicing agreements and is totally reliant on Webster Bank. The Company’s Board of Directors consists entirely of Webster Bank employees and, through the advisory and servicing agreements, Webster Bank and its affiliates are involved in every aspect of the Company’s existence. Webster Bank administers the day-to-day activities of the Company in its role as Advisor under the Advisory Agreement and acts as Servicer of the Company’s Mortgage Loans under the Servicing Agreement. In addition, all of the officers of the Company are also officers of Webster Bank. As the holder of all of the outstanding voting stock of the Company, Webster Bank generally will have the right to elect all of the directors of the Company. For a description of the fees Webster Bank is entitled to receive under the advisory and servicing agreements, see Notes 5 and 6 to the Company’s Financial Statements included as part of Item 8.

Dependence upon Webster Bank as Advisor and Servicer

The Company is dependent on the diligence and skill of the officers and employees of Webster Bank as its Advisor for the selection, structuring and monitoring of the Company’s mortgage assets. In addition, the Company is dependent upon the expertise of Webster Bank as its Servicer for the servicing of the mortgage loans. The personnel deemed most essential to the Company’s operations are Webster Bank’s loan servicing and administration personnel, and the staff of its finance department. The loan servicing and administration personnel advise the Company in the selection of mortgage assets, and provide loan-servicing oversight. The finance department assists in the administrative operations of the Company. The Advisor may subcontract all or a portion of its obligations under the Advisory Agreement to one or more affiliates, and under certain conditions to non-affiliates, involved in the business of managing mortgage assets. The Advisor may assign its rights or obligations under the Advisory Agreement, and the Servicer may assign its rights and obligations under the Servicing Agreement, to any affiliate of the Company involved in the business of managing real estate mortgage assets. Under the Advisory Agreement, the Advisor may subcontract its obligations to unrelated third parties with the approval of the Board of Directors of the Company. In the event the Advisor or the Servicer subcontracts or assigns its rights or obligations in such a manner, the Company will be dependent upon the subcontractor or affiliate to provide services. Although Webster Bank has indicated to the Company that it has no plans in this regard, if Webster Bank were to subcontract all of its loan servicing to an outside third party, it also would do so with respect to mortgage assets under the Servicing Agreement. Under such circumstances, there may be additional risks as to the costs of such services and the ability to identify a subcontractor suitable to the Company. The Servicer does not believe it would subcontract those duties unless it could not perform such duties efficiently and economically itself.

Item 14. Principal Accountant Fees and Services

Audit and Non-Audit Fees

The following table presents fees for professional audit services rendered by KPMG LLP for the audit of the Company’s annual financial statements for the years ended December 31, 2003 and December 31, 2002 and fees billed for other services rendered by KPMG LLP during those periods.

	Fiscal 2003	Fiscal 2002

Audit Fees (1)	$25,000	$22,000
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

Total	$25,000	$22,000

(1)	Audit Fees consist of fees billed for professional services rendered for the audit of the Company’s consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by KPMG LLP in connection with statutory and regulatory filings or engagements.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1)	The following financial statements are filed as a part of this Report:

Statements of Condition at December 31, 2003 and 2002

Statements of Income for years ended December 31, 2003, 2002 and 2001

Statements of Comprehensive Income for years ended December 31, 2003, 2002 and 2001

Statements of Shareholders’ Equity for years ended December 31, 2003, 2002 and 2001

Statements of Cash Flows for years ended December 31, 2003, 2002 and 2001

Notes to Financial Statements

Independent Auditors’ Report

(a)(2)	There are no financial statement schedules which are required to be filed as part of this form.

(a)(3)	See below for all exhibits filed herewith or incorporated by reference and the Index to Exhibits.

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Webster Preferred Capital Corporation (the “Company”) (incorporated herein by reference from Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

3.3	Certificate of Amendment for the Series B 8.625% Cumulative Redeemable Preferred Stock of the Company (incorporated herein by reference from Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

3.4	Amended and Restated By-Laws of the Company (incorporated herein by reference from Exhibit 3.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

4.2	Specimen of certificate representing the Series B 8.625% Cumulative Redeemable Preferred Stock of the Company (incorporated herein by reference from Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

10.1	Mortgage Assignment Agreement, made as of March 17, 1997, by and between Webster Bank and the Company (incorporated herein by reference from Exhibit 10.1 to the Company’s Registration Statement on Form S-11 (File No. 333-38685) filed with the Securities and Exchange Commission (the “SEC”) on October 24, 1997).

10.2	Master Service Agreement, dated March 17, 1997, between Webster Bank and the Company (incorporated herein by reference from Exhibit 10.2 to the Company’s Registration Statement on Form S-11 (File No. 333-38685) filed with the SEC on October 24, 1997).

10.3	Advisory Service Agreement, made as of October 20, 1997, by and between Webster Bank and the Company (incorporated herein by reference from Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

31.1	Certificate of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Written Statement pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Principal Executive Officer.

32.2	Written Statement pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Principal Financial Officer.

(b)	No reports on Form 8-K were filed during the fourth quarter of 2003.

(c)	See (a) (3) for a list of all exhibits filed herewith or incorporated by reference and the Index to Exhibits.

(d)	There are no financial statements and financial statement schedules which were excluded from this Report which are required to be included herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEBSTER PREFERRED CAPITAL CORPORATION
Registrant

BY:	/s/ Ross M. Strickland

Ross M. Strickland, President and Director

Date: March 11, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 11, 2004.

By:	/s/ Ross M. Strickland

Ross M. Strickland, President and Director
(Principal Executive Officer)

By:	/s/ Gregory S. Madar

Gregory S. Madar, Senior Vice President,
Treasurer and Assistant Secretary
(Principal Financial and Accounting Officer)

By:	/s/ William J. Healy

William J. Healy, Director

By:	/s/ Harriet M. Wolfe

Harriet Munrett Wolfe, Director