Form 10-Q
period 2004-03-31
WEBSTER PREFERRED CAPITAL CORP
filed 2004-05-07
CIK 1047865

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter ended March 31, 2004

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

Commission File Number: 0-23513

WEBSTER PREFERRED CAPITAL CORPORATION

(Exact name of registrant as specified in its charter)

Connecticut	06-1478208

(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification Number)

145 Bank Street, Waterbury, Connecticut	06702

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (203) 578-2286

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒.

     The number of shares outstanding of each of the registrant’s classes of common stock, as of April 30, 2004 is: 100 shares.

WEBSTER PREFERRED CAPITAL CORPORATION

WEBSTER PREFERRED CAPITAL CORPORATION

Item 1. Interim Financial Statements

STATEMENTS OF CONDITION
(unaudited)

(Dollars in thousands, except share data)	March 31, 2004	December 31, 2003
Assets
Cash	$1,106	11,976
Short-term investments	89,500	52,000
Mortgage-backed securities available for sale, at fair value (Note 2)	42,993	46,116
Residential mortgage loans, net (Note 3)	408,790	426,251
Accrued interest receivable	235	351
Other real estate owned	40	104
Prepaid expenses and other assets	1,242	1,673

Total assets	$543,906	538,471

Liabilities and Shareholders’ Equity
Accrued dividends payable	$180	180
Accrued expenses and other liabilities	66	56

Total liabilities	246	236

Shareholders’ Equity
Series B 8.625% cumulative redeemable preferred stock, liquidation preference $10 per share; par value $1.00 per share;
1,000,000 shares authorized, issued and outstanding	1,000	1,000
Common stock, par value $.01 per share:
Authorized – 1,000 shares
Issued and outstanding - 100 shares	1	1
Paid-in capital	538,799	538,799
Retained earnings (distributions in excess of accumulated earnings)	2,708	(2,553)
Accumulated other comprehensive income	1,152	988

Total shareholders’ equity	543,660	538,235

Total liabilities and shareholders’ equity	$543,906	538,471

See accompanying notes to interim financial statements.

WEBSTER PREFERRED CAPITAL CORPORATION

STATEMENTS OF INCOME
(unaudited)

	Three Months Ended
	March 31,
(Dollars in thousands, except per share data)	2004	2003
Interest Income:
Loans (Note 4)	$5,656	6,375
Securities and short-term investments	746	1,826

Total interest income	6,402	8,201
Provision for loan losses (Note 3)	—	—

Interest income after provision for loan losses	6,402	8,201
Noninterest Expense:
Advisory fee expense paid to parent	49	48
Other	71	32

Total noninterest expense	120	80

Net income	6,282	8,121
Preferred stock dividends	216	216

Net income available to common shareholder	$6,066	7,905

Net income per common share:
Basic and diluted	$60,660	79,048

STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended
	March 31,
(In thousands)	2004	2003
Net Income	$6,282	8,121
Other comprehensive income (loss):
Unrealized net holding gain (loss) on securities available for sale arising during the period	164	(555)

Comprehensive income	$6,446	7,566

See accompanying notes to interim financial statements.

WEBSTER PREFERRED CAPITAL CORPORATION

STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
(In thousands)	2004	2003
Cash flow from operating activities:
Net income	$6,282	8,121
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization and accretion	112	210
Decrease in accrued interest receivable	116	26
Increase (decrease) in accrued liabilities	10	(3)
Decrease (increase) in prepaid expenses and other assets	431	(71)

Net cash provided by operating activities	6,951	8,283

Cash flow used by investing activities:
Purchase of mortgage-backed securities	—	(30,530)
Principal repayments on mortgage-backed securities	3,258	29,460
Purchase of loans	—	(70,302)
Principal repayments of loans, net	17,442	43,911
Increase in short-term investments	(37,500)	(7,000)
Proceeds from OREO sale	—	79

Net cash used by investing activities	(16,800)	(34,382)

Cash flow used by financing activities:
Dividends paid on common and preferred stock	(1,021)	(425)

Decrease in cash and cash equivalents	(10,870)	(26,524)
Cash and cash equivalents at beginning of period	11,976	28,292

Cash and cash equivalents at end of period	$1,106	1,768

See accompanying notes to interim financial statements.

WEBSTER PREFERRED CAPITAL CORPORATION

NOTES TO INTERIM FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

The accompanying interim financial statements represent the accounts of Webster Preferred Capital Corporation (the “Company” or “WPCC”) and have been prepared in conformity with accounting principles generally accepted in the United States of America. The statements include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All adjustments were of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results which may be expected for the year as a whole. These interim financial statements should be read in conjunction with the financial statements and notes thereto included in WPCC’s 2003 Annual Report on Form 10-K.

NOTE 2: MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE

The following table sets forth certain information regarding the mortgage-backed securities:

	Amortized	Unrealized	Unrealized	Estimated
(In thousands)	Cost	Gains	Losses	Fair Value
March 31, 2004
Available for Sale Portfolio	$41,841	1,152	—	42,993

December 31, 2003
Available for Sale Portfolio	$45,128	988	—	46,116

At March 31, 2004 and December 31, 2003, all mortgage-backed securities available for sale were issued by government or government-sponsored agencies. There were no sales of mortgage-backed securities during the three months ended March 31, 2004 and 2003.

WEBSTER PREFERRED CAPITAL CORPORATION

NOTES TO INTERIM FINANCIAL STATEMENTS (continued)

NOTE 3: RESIDENTIAL MORTGAGE LOANS, NET

A summary of the Company’s residential mortgage loans, net, follows:

(In thousands)	March 31, 2004	December 31,2003
Fixed-rate loans:
15 yr. loans	$67,112	71,217
20 yr. loans	8,190	8,261
25 yr. loans	4,012	4,414
30 yr. loans	186,777	190,888

Total fixed-rate loans	266,091	274,780

Variable-rate loans:
15 yr. loans	2,267	2,351
20 yr. loans	2,560	3,176
25 yr. loans	1,712	1,843
30 yr. loans	136,796	144,728

Total variable-rate loans	143,335	152,098

Total residential mortgage loans	409,426	426,878
Premiums and deferred costs on loans, net	1,396	1,479
Less: allowance for loan losses	(2,032)	(2,106)

Residential mortgage loans, net	$408,790	426,251

As of March 31, 2004, 65% of the Company’s residential mortgage loans are fixed-rate loans and 35% are adjustable-rate loans.

A detail of the change in the allowance for loan losses for the periods indicated follows:

	Three Months Ended
	March 31,
(In thousands)	2004	2003
Balance at beginning of period	$2,106	2,106
Charge-offs	(74)	—

Balance at end of period	$2,032	2,106

WEBSTER PREFERRED CAPITAL CORPORATION

NOTES TO INTERIM FINANCIAL STATEMENTS (continued)

NOTE 4: SERVICING

The mortgage loans owned by the Company are serviced by Webster Bank pursuant to the terms of a servicing agreement. Webster Bank is the sole holder of the Company’s common stock. Webster Bank in its role as servicer under the terms of the servicing agreement is herein referred to as the “Servicer.” The Servicer receives fees at an annual rate of (i) 8 basis points for fixed-rate loan servicing and collection, (ii) 8 basis points for variable-rate loan servicing and collection and (iii) 5 basis points for all other services to be provided, as needed, in each case based on the daily outstanding balances of all the Company’s loans for which the Servicer is responsible. The Company estimates that the fees paid to Webster Bank for servicing approximate fees that would be paid if the Company operated as an unaffiliated entity. Servicing fees paid for the three months ended March 31, 2004 and 2003 were $84,000 and $94,000 respectively. Servicing fees are reflected as a charge against interest income on the Statements of Income, as they are classified as a reduction in yield to the Company.

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

WEBSTER PREFERRED CAPITAL CORPORATION

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The Company is a subsidiary of Webster Bank and has elected to be treated as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”). The Company will generally not be subject to federal income tax for as long as it maintains its qualification as a REIT, requiring among other things, that it currently distribute to stockholders at least 90% of its “REIT taxable income” (not including capital gains and certain items of noncash income). The following discussion of the Company’s financial condition and results of operations should be read in conjunction with the Company’s financial statements and other financial data included elsewhere herein and in conjunction with the Company’s 2003 Annual Report on Form 10-K.

Forward Looking Statements

This report contains forward-looking statements within the meaning of the Securities Exchange Act of 1934, as amended. Actual results, performance or developments may differ materially from those expressed or implied by such forward-looking statements as a result of market uncertainties and other factors. Some important factors that would cause actual results to differ from those in any forward-looking statements include changes in interest rates and the general economy in the Connecticut market area where a substantial portion of the real estate securing the Company’s loans are located, legislative and regulatory changes, changes in tax laws and policies, and changes in accounting policies, principles or guidelines. Such developments could have an adverse impact on the Company’s financial position and results of operations. An example of such a forward-looking statement is the “Quantitative and Qualitative Disclosures About Market Risk” section in Management’s Discussion and Analysis.

Summary

WPCC’s net income declined to $6.3 million for the three months ended March 31, 2004 from $8.1 million during the same period a year earlier due to the following factors:

•	Average outstanding earning assets declined by $85.2 million as a result of a $90 million return of capital dividend during the second quarter of 2003.

•	The yield on earning assets declined to 4.77% from 5.28% due to the low interest rate environment in 2003 and 2004. The downward repricing of adjustable rate mortgages combined with the low replacement yield on new mortgage assets combined to decrease the return on assets.

Changes in Financial Condition

Total assets, consisting primarily of residential mortgage loans and mortgage-backed securities, were $543.9 million at March 31, 2004, an increase of $5.4 million from $538.5 million at December 31, 2003. Short-term investments increased $37.5 million as a result of decreases in cash of $10.9 million, mortgage-backed securities of $3.1 million and residential mortgage loans of $17.5 million. Repayments of mortgage-related assets were reinvested in short-term investments, with no purchases of mortgage-related assets during the first quarter of 2004. Shareholders’ equity increased to $543.7 million at March 31, 2004 from $538.2 million at December 31, 2003, due primarily to the net income earned in the quarter.

Asset Quality

The Company maintains asset quality by investing in residential real estate loans that have been conservatively underwritten and by aggressively managing nonperforming assets. At March 31, 2004, residential real estate loans comprised the entire loan portfolio. All such residential loans were purchased from Webster Bank. The Company also invests in government agency or government-sponsored agency issued mortgage-backed securities.

WEBSTER PREFERRED CAPITAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS (continued)

The following table details the Company’s nonperforming assets at March 31, 2004 and December 31, 2003:

	March 31,	December 31,
(In thousands)	2004	2003
Loans accounted for on a nonaccrual basis:
Residential fixed-rate loans	$125	185
Residential variable-rate loans	221	173

Total nonperforming loans	346	358
Other real estate owned	40	104

Total nonperforming assets	$386	462

At March 31, 2004 and December 31, 2003, the allowance for loan losses was approximately $2.0 million and $2.1 million, respectively, or 587% and 588% of nonperforming loans, respectively. Management believes that the allowance for loan losses is adequate to cover probable losses inherent in the current portfolio.

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

In the unlikely event that principal and interest payments on its mortgage assets are insufficient to meet its operating needs, WPCC has the ability to raise additional funds. WPCC’s mortgage-backed securities, which total $43.0 million would supply adequate collateral for borrowings through repurchase agreements. In addition, its residential mortgage loans are underwritten to meet secondary market requirements and could easily be sold or securitized as mortgage-backed securities and used as borrowing collateral.

Asset/Liability Management

The goal of the Company’s asset/liability management policy is to manage interest rate risk so as to maximize net interest income over time in changing interest rate environments while maintaining acceptable levels of market risk. The Company prepares estimates of the level of prepayments and the effect of such prepayments on the level of future earnings due to reinvestment of funds at rates different than those that currently exist. The Company is unable to predict future fluctuations in interest rates. The market values of the Company’s financial assets are sensitive to fluctuations in market interest rates. The market values of fixed-rate loans and mortgage-backed securities tend to decline in value as

WEBSTER PREFERRED CAPITAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS (continued)

interest rates rise. If interest rates decrease, the market value of loans and mortgage-backed securities generally will tend to increase with the level of prepayments also normally increasing. The interest income earned on the Company’s variable-rate interest-sensitive instruments, which are primarily variable-rate mortgage loans, may change due to changes in quoted interest rate indices. The variable-rate mortgage loans generally reprice based on a stated margin over U.S. Treasury Securities indices of varying maturities, the terms of which are established at the time that the loan is closed. At March 31, 2004, 35% of the Company’s residential mortgage loans were variable-rate loans.

Results of Operations

For the three months ended March 31, 2004 and 2003, the Company reported net income of $6.3 million and $8.1 million, respectively, or $60,660 and $79,048, respectively, per common share on a diluted basis.

The following table shows the major categories of average interest-earning assets, together with their respective interest income and the rates earned by the Company:

	Three Months Ended			Three Months Ended
	March 31, 2004			March 31, 2003
	Average	Interest	Average	Average	Interest	Average
(In thousands)	Balance	Income	Yield	Balance	Income	Yield
Mortgage loans	$423,648	5,656	5.34%	$437,082	6,375	5.83%
Mortgage-backed securities (a)	42,862	569	5.31	110,542	1,615	5.84
Short-term investments	70,005	177	1.01	74,106	211	1.14

Total	$536,515	6,402	4.77%	$621,730	8,201	5.28%

(a) Unrealized net gains are excluded from average balance

The decline in interest income for the current three month period of $1.8 million, or 21.9%, as compared to a year earlier was due to a reduction in earning assets due to repayment of mortgage assets as well as a decline in the yield on earning assets. Due to the low interest rate environment during 2003 and 2004, mortgage prepayments accelerated. Those repayments were reinvested into assets earning a lower yield. The Company also returned capital to its common stockholder in the second quarter of 2003. In addition, this lower interest rate environment affected the yield earned on short-term and adjustable rate investments.

Interest income also can be understood in terms of the impact of changing rates and changing volumes. The following table describes the extent to which changes in interest rates and changes in volume of interest-earning assets have impacted interest income during the periods indicated.

WEBSTER PREFERRED CAPITAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS (continued)

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

	Three Months Ended March 31,
	2004 v. 2003
	Increase (Decrease) due to
(In thousands)	Rate	Volume	Total
Interest on interest-earning assets:
Mortgage loans	$(526)	(193)	(719)
Mortgage-backed securities	(135)	(911)	(1,046)
Short-term investments	(23)	(11)	(34)

Net change in fully taxable-equivalent net interest income	$(684)	(1,115)	(1,799)

There were no provisions for loan losses for the three months ended March 31, 2004 and 2003.

There were no sales of mortgage-backed securities for the three months ended March 31, 2004 and 2003.

WEBSTER PREFERRED CAPITAL CORPORATION

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following table summarizes the estimated market value of the Company’s interest-sensitive assets at March 31, 2004 and December 31, 2003 and the projected change to market values if interest rates instantaneously increase or decrease by 100 basis points.

			Estimated Market Value Impact
(In thousands)	Amortized Cost	Market Value	-100 BP	+100 BP
At March 31, 2004
Interest sensitive assets:
Mortgage-backed securities	$41,841	42,993	816	(1,083)
Variable-rate residential loans	143,335	145,297	2,208	(2,318)
Fixed-rate residential loans	266,091	275,695	4,189	(8,696)

Total			$7,213	(12,097)

At December 31, 2003
Interest sensitive assets:
Mortgage-backed securities	$45,128	46,116	1,138	(1,513)
Variable-rate residential loans	152,098	152,310	2,448	(2,545)
Fixed-rate residential loans	274,780	284,081	6,771	(10,852)

Total			$10,357	(14,910)

Interest-sensitive assets, when impacted by an instantaneous 100 basis point rate decrease results in a projected increase in net market value of $7.2 million at March 31, 2004 compared to a projected increase in net market value of $10.4 at December 31, 2003. These changes in net market value represent 1.6% of interest-sensitive assets at March 31, 2004 and 2.1% of interest-sensitive assets at December 31, 2003. Interest-sensitive assets, when impacted by an instantaneous 100 basis point rate increase results in a projected decrease in net market value of $12.1 million at March 31, 2004 compared to a projected decrease in net market value of $14.9 million at December 31, 2003. These changes in net market value represent 2.6% of interest-sensitive assets at March 31, 2004 and 3.1% of interest-sensitive assets at December 31, 2003. Changes in the projected net market value due to an instantaneous 100 basis point rate increase or decrease when comparing such amounts at March 31, 2004 and December 31, 2003 are a result of changes in outstanding balances of the assets, and an overall decline in market interest rates.

Based on the asset/liability mix at March 31, 2004, simulation analyses project that a 200 basis point increase in interest rates over a 12 month period would increase net income over that period by approximately 6.6% over a 12 month period. A 100 basis point decrease in interest rates would decrease net income by approximately 3.5% at March 31, 2004.

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

These assumptions are inherently uncertain and, as a result, the simulation analyses cannot precisely estimate the impact that higher or lower rate environments will have on net interest income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes, changes in cash flow patterns and market conditions, as well as changes in management’s strategies. Management believes that the Company’s interest rate risk position at March 31, 2004, represents a reasonable level of risk.

WEBSTER PREFERRED CAPITAL CORPORATION

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) (the “Exchange Act”) as of the end of the period covered by this report. Based upon that evaluation, the Company’s management, including the Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective in alerting them in a timely manner to any material information relating to the Company required to be included in the Company’s Exchange Act filings.

Changes in Internal Controls

There were no changes made in the Company’s internal controls over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

There are no material pending legal proceedings, other than ordinary routine litigation incident to the registrant’s business, to which the Company is a party or of which any of its property is subject.

Item 2. Changes in Securities and Use of Proceeds and Issuer Purchases of Equity Securities

Not Applicable.

Item 3. Default Upon Senior Securities

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

The Company held an annual meeting of stockholders on March 10, 2004. Two of the Company’s continuing directors, William J. Healy and Harriet Munrett Wolfe, and a new director, William T. Bromage, were elected at the meeting and each such director received 100 votes for election (which votes constitute 100% of the issued and outstanding common stock). In addition the following items were approved, each receiving 100 votes:

•	William T. Bromage was elected President of Company, and

•	Appointment of KPMG LLP as independent auditor for the fiscal year ending December 31, 2004.

Item 5. Other Information

Not Applicable

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit Number	Description
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Principal Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Principal Financial Officer.

32.1	Written Statement pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Principal Executive Officer.

32.2	Written Statement pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Principal Financial Officer.

(b) No reports on Form 8-K were filed during the quarter ended March 31, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEBSTER PREFERRED CAPITAL CORPORATION
Registrant

BY:	/s/ Gregory S. Madar

Gregory S. Madar, Senior Vice President, Treasurer & Assistant Secretary Principal Financial and Accounting Officer

Date: May 7, 2004