Form 10-Q
period 2004-06-30
WEBSTER PREFERRED CAPITAL CORP
filed 2004-08-06
CIK 1047865

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter ended June 30, 2004

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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
Yes [  ]  No [X].

          The number of shares outstanding of each of the registrant’s classes of common stock, as of July 31, 2004 is: 100 shares.

WEBSTER PREFERRED CAPITAL CORPORATION

WEBSTER PREFERRED CAPITAL CORPORATION

Item 1. Interim Financial Statements

STATEMENTS OF CONDITION

(unaudited)

(Dollars in thousands, except share data)	June 30, 2004	December 31, 2003
Assets
Cash	$1,193	11,976
Short-term investments	47,000	52,000
Mortgage-backed securities available for sale, at fair value (Note 2)	26,396	46,116
Residential mortgage loans, net (Note 3)	472,363	426,251
Accrued interest receivable	369	351
Other real estate owned	—	104
Prepaid expenses and other assets	2,093	1,673

Total assets	$549,414	538,471

Liabilities and Shareholders’ Equity
Accrued dividends payable	$180	180
Accrued expenses and other liabilities	97	56

Total liabilities	277	236

Shareholders’ Equity
Series B 8.625% cumulative redeemable preferred stock, liquidation preference $10 per share; par value $1.00 per share; 1,000,000 shares authorized, issued and outstanding	1,000	1,000
Common stock, par value $.01 per share:
Authorized – 1,000 shares
Issued and outstanding - 100 shares	1	1
Paid-in capital	538,799	538,799
Retained earnings (distributions in excess of accumulated earnings)	9,387	(2,553)
Accumulated other comprehensive (loss) income	(50)	988

Total shareholders’ equity	549,137	538,235

Total liabilities and shareholders’ equity	$549,414	538,471

See accompanying notes to interim financial statements.

WEBSTER PREFERRED CAPITAL CORPORATION

STATEMENTS OF INCOME

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share data)	2004	2003	2004	2003
Interest income:
Loans (Note 4)	$6,122	5,617	$11,778	11,992
Securities and short-term investments	565	1,566	1,311	3,392

Total interest income	6,687	7,183	13,089	15,384
Provision for loan losses (Note 3)	—	—	—	—

Interest income after provision for loan losses	6,687	7,183	13,089	15,384

Noninterest income:
Gain on sale of securities	352	—	352	—

Noninterest expense:
Advisory fee to parent	49	50	98	98
Other	95	30	166	62

Total noninterest expense	144	80	264	160

Net income	6,895	7,103	13,177	15,224
Preferred stock dividends	215	215	431	431

Net income available to common shareholder	$6,680	6,888	$12,746	14,793

Net income per common share:
Basic and diluted	$66,800	68,880	$127,460	147,930

STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2004	2003	2004	2003
Net income	$6,895	7,103	$13,177	15,224
Other comprehensive loss:
Unrealized net holding loss on securities available for sale arising during the period	(849)	(1,034)	(686)	(1,589)
Reclassification adjustment for gains included in net income	(352)	—	(352)	—

Other comprehensive loss	(1,201)	(1,034)	(1,038)	(1,589)

Comprehensive income	$5,694	6,069	$12,139	13,635

See accompanying notes to interim financial statements.

WEBSTER PREFERRED CAPITAL CORPORATION

STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
(In thousands)	2004	2003
Cash flow from operating activities:
Net income	$13,177	15,224
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of securities	(352)	—
Net amortization and accretion	278	472
(Increase) decrease in accrued interest receivable	(18)	654
Increase (decrease) in accrued liabilities	41	(12)
Increase in prepaid expenses and other assets	(420)	(34)

Net cash provided by operating activities	12,706	16,304

Cash flow used by investing activities:
Purchase of mortgage-backed securities	—	(30,530)
Principal repayments on mortgage-backed securities	7,582	54,631
Purchase of loans	(95,121)	(70,302)
Principal repayments of loans	48,813	81,247
Decrease in short-term investments	5,000	39,000
Proceeds from sale of mortgaged-backed securities	11,379	—
Proceeds from OREO sale	95	79

Net cash (used) provided by investing activities	(22,252)	74,125

Cash flow used by financing activities:
Dividends paid on common and preferred stock	(1,237)	(13,273)
Return of capital dividend	—	(90,000)

Net cash used by financing activities	(1,237)	(103,273)

Decrease in cash and cash equivalents	(10,783)	(12,844)
Cash and cash equivalents at beginning of period	11,976	28,292

Cash and cash equivalents at end of period	$1,193	15,448

Supplemental schedule of noncash transactions:
Transfer of residential mortgage loans to other real estate owned	$60	96

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

NOTE 2: MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE

The following table sets forth certain information regarding the mortgage-backed securities:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(In thousands)	Cost	Gains	Losses	Fair Value
June 30, 2004
Available for Sale Portfolio	$26,446	—	50	26,396

December 31, 2003
Available for Sale Portfolio	$45,128	988	—	46,116

At June 30, 2004 and December 31, 2003, all mortgage-backed securities available for sale were issued by government or government-sponsored agencies. WPCC sold mortgage-backed securities with a market value of $11.4 million during the six months ended June 30, 2004, which resulted in a net gain of $352,000. There were no sales during the six months ended June 30, 2003.

WEBSTER PREFERRED CAPITAL CORPORATION

NOTES TO INTERIM FINANCIAL STATEMENTS (continued)

NOTE 3: RESIDENTIAL MORTGAGE LOANS, NET

A summary of the Company’s residential mortgage loans, net, follows:

(In thousands)	June 30, 2004	December 31, 2003
Fixed-rate loans:
15 yr. loans	$64,301	71,217
20 yr. loans	8,167	8,261
25 yr. loans	4,369	4,414
30 yr. loans	266,703	190,888

Total fixed-rate loans	343,540	274,780

Variable-rate loans:
15 yr. loans	1,880	2,351
20 yr. loans	2,324	3,176
25 yr. loans	1,590	1,843
30 yr. loans	123,579	144,728

Total variable-rate loans	129,373	152,098

Total residential mortgage loans	472,913	426,878
Premiums and deferred costs on loans, net	1,472	1,479
Less: allowance for loan losses	(2,022)	(2,106)

Residential mortgage loans, net	$472,363	426,251

As of June 30, 2004, 73% of the Company’s residential mortgage loans are fixed-rate loans and 27% are adjustable-rate loans.

A detail of the change in the allowance for loan losses follows:

	Six Months Ended
	June 30,
(In thousands)	2004	2003
Balance at beginning of period	$2,106	2,106
Charge-offs	84	—

Balance at end of period	$2,022	2,106

WEBSTER PREFERRED CAPITAL CORPORATION

NOTES TO INTERIM FINANCIAL STATEMENTS (continued)

NOTE 4: SERVICING

The mortgage loans owned by the Company are serviced by Webster Bank, National Association (“Webster Bank, N.A.”) pursuant to the terms of a servicing agreement. Webster Bank, N.A. is the sole holder of the Company’s common stock. Webster Bank, N.A. in its role as servicer under the terms of the servicing agreement is herein referred to as the “Servicer”. The Servicer receives fees at an annual rate of (i) 8 basis points for fixed-rate loan servicing and collection, (ii) 8 basis points for variable-rate loan servicing and collection and (iii) 5 basis points for all other services to be provided, as needed, in each case based on the daily outstanding balances of all the Company’s loans for which the Servicer is responsible. The Company estimates that the fees paid to Webster Bank, N.A. for servicing approximate fees that would be paid if the Company operated as an unaffiliated entity. Servicing fees paid for the three and six months ended June 30, 2004 were $88,000 and $172,000 and for the three and six months ended June 30, 2003 were $78,000 and $172,000, respectively. Servicing fees are reflected as a charge against interest income on the Statements of Income, as they are classified as a reduction in yield to the Company.

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

WEBSTER PREFERRED CAPITAL CORPORATION

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The Company is a subsidiary of Webster Bank, N.A. and has elected to be treated as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”). The Company will generally not be subject to federal income tax for as long as it maintains its qualification as a REIT, requiring among other things, that it currently distribute to stockholders at least 90% of its “REIT taxable income” (not including capital gains and certain items of noncash income). The following discussion of the Company’s financial condition and results of operations should be read in conjunction with the Company’s financial statements and other financial data included elsewhere herein and in conjunction with the Company’s 2003 Annual Report on Form 10-K.

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

Summary

WPCC’s net income declined to $6.9 million for the three months ended June 30, 2004 from $7.1 million during the same period a year earlier and also declined to $13.2 million for the six months ended June 30, 2004 from $15.2 million during the same period a year earlier due to the following factors:

.	Average outstanding earning assets declined by $65.0 million for the six month period and $44.8 million for the three month period as a result of a $90 million return of capital dividend during the second quarter of 2003.

.	The yield on earning assets declined for the six months ended June 30, 2004 to 4.77% from 5.01% due to the low interest rate environment in 2003 and 2004. The downward repricing of adjustable rate mortgages combined with the low replacement yield on new mortgage assets combined to decrease the return on assets.

Changes in Financial Condition

Total assets, consisting primarily of residential mortgage loans were $549.4 million at June 30, 2004, an increase of $10.9 million from $538.5 million at December 31, 2003. Residential mortgage loans increased $46.1 million as a result of purchases of $95.1 million in residential loans from Webster Bank, N.A. during the second quarter of 2004. These purchases were funded by cash flow on mortgage related assets, sale of securities, and decrease in short-term investments. Shareholders’ equity increased to $549.1 million at June 30, 2004 from $538.2 million at December 31, 2003, due primarily to the net income earned during for the first six months of 2004.

Asset Quality

The Company maintains asset quality by investing in residential real estate loans that have been conservatively underwritten and by aggressively managing nonperforming assets. At June 30, 2004, residential real estate loans comprised the entire loan portfolio. All such residential loans were purchased from Webster Bank, N.A. The Company also invests in government agency or government-sponsored agency issued mortgage-backed securities and short-term jumbo CD’s.

WEBSTER PREFERRED CAPITAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS (continued)

The following table details the Company’s nonperforming assets:

	June 30,	December 31,
(In thousands)	2004	2003
Loans accounted for on a nonaccrual basis:
Residential fixed-rate loans	$90	185
Residential variable-rate loans	182	173

Total nonperforming loans	272	358
Other real estate owned	—	104

Total nonperforming assets	$272	462

At June 30, 2004 and December 31, 2003, the allowance for loan losses was approximately $2.0 million and $2.1 million, respectively, or 743% and 588% of nonperforming loans, respectively. Management believes that the allowance for loan losses is adequate to cover probable losses inherent in the current portfolio.

Liquidity and Capital Resources

The primary sources of liquidity for the Company are principal and interest payments from the residential mortgage loans and mortgage-backed securities portfolios. The primary uses of liquidity are purchases of residential mortgage loans and mortgage-backed securities and the payment of dividends on the common and preferred stock.

While scheduled loan amortization, maturing securities, short-term investments and securities repayments are predictable sources of funds, loan and mortgage-backed security prepayments can vary greatly and are influenced by factors such as general interest rates, economic conditions and competition. One of the inherent risks of investing in loans and mortgage-backed securities is the ability of such instruments to incur prepayments of principal prior to maturity at prepayment rates different than those estimated at the time of purchase. The principal factor affecting these prepayments is changes in market interest rates.

In the unlikely event that principal and interest payments on its mortgage assets are insufficient to meet its operating needs, WPCC has the ability to raise additional funds. WPCC’s mortgage-backed securities, which total $26.4 million, would supply adequate collateral for borrowings through repurchase agreements. In addition, its residential mortgage loans are underwritten to meet secondary market requirements and could easily be sold or securitized as mortgage-backed securities and used as borrowing collateral.

Asset/Liability Management

The goal of the Company’s asset/liability management policy is to manage interest rate risk so as to maximize net interest income over time in changing interest rate environments while maintaining acceptable levels of market risk. The Company prepares estimates of the level of prepayments and the effect of such prepayments on the level of future earnings due to reinvestment of funds at rates different than those that currently exist. The Company is unable to predict future fluctuations in interest rates. The market values of the Company’s financial assets are sensitive to fluctuations in market interest rates. The market values of fixed-rate loans and mortgage-backed securities tend to decline in value as

WEBSTER PREFERRED CAPITAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS (continued)

interest rates rise. If interest rates decrease, the market value of loans and mortgage-backed securities generally will tend to increase with the level of prepayments also normally increasing. The interest income earned on the Company’s variable-rate interest-sensitive instruments, which are primarily variable-rate mortgage loans, may change due to changes in quoted interest rate indices. The variable-rate mortgage loans generally reprice based on a stated margin over U.S. Treasury Securities indices of varying maturities, the terms of which are established at the time that the loan is closed. At June 30, 2004, 27% of the Company’s residential mortgage loans were variable-rate loans.

Results of Operations

For the three and six months ended June 30, 2004, the Company reported net income of $6.9 million and $13.2 million, respectively, or $66,800 and $127,460 respectively, per common share on a diluted basis, compared to the three and six months ended June 30, 2003 which amounted to $7.1 million and $15.2 million, respectively, or $68,880 and $147,930, respectively, per common share on a diluted basis.

The following table shows the major categories of average interest-earning assets, together with their respective interest income and the rates earned by the Company:

	Three Months Ended			Three Months Ended
	June 30, 2004			June 30, 2003
	Average	Interest	Average	Average	Interest	Average
(In thousands)	Balance	Income	Yield	Balance	Income	Yield
Mortgage loans	$463,468	6,122	5.28%	$396,092	5,617	5.67%
Mortgage-backed securities (a)	32,881	399	4.85	89,146	1,213	5.44
Short-term investments	65,451	166	1.01	121,374	353	1.16

Total	$561,800	6,687	4.76%	$606,612	7,183	4.74%

	Six Months Ended			Six Months Ended
	June 30, 2004			June 30, 2003
	Average	Interest	Average	Average	Interest	Average
(In thousands)	Balance	Income	Yield	Balance	Income	Yield
Mortgage loans	$443,558	11,778	5.31%	$416,475	11,992	5.76%
Mortgage-backed securities (a)	37,871	968	5.11	99,786	2,828	5.67
Short-term investments	67,728	343	1.01	97,870	564	1.15

Total	$549,157	13,089	4.77%	$614,131	15,384	5.01%

(a)	Unrealized net gains are excluded from average balance

The decline in interest income for the current three and six month periods of $496,000 and $2.3 million, or 6.9% and 14.9%, as compared to a year earlier was due to a reduction in earning assets due to repayment of mortgage assets as well as a decline in the yield on earning assets. Due to the low interest rate environment during 2003 and 2004, mortgage prepayments accelerated. Those repayments were reinvested into assets earning a lower yield. The Company also returned capital to its common stockholder in the second quarter of 2003. In addition, this lower interest rate environment affected the yield earned on short-term and adjustable rate investments.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2004 v. 2003			2004 v. 2003
	Increase (Decrease) due to			Increase (Decrease) due to
(In thousands)	Rate	Volume	Total	Rate	Volume	Total
Interest on interest-earning assets:
Mortgage loans	$(398)	903	505	$(966)	752	(214)
Mortgage-backed securities	(120)	(694)	(814)	(254)	(1,606)	(1,860)
Short-term investments	(41)	(146)	(187)	(63)	(158)	(221)

Net change in fully taxable-equivalent net interest income	$(559)	63	(496)	$(1,283)	(1,012)	(2,295)

There were no provisions for loan losses for the three and six months ended June 30, 2004 and 2003.

There were sales of mortgage-backed securities with a market value of $11.4 million for the three months ended June 30, 2004 resulting in a net gain of $352,000. There were no sales of mortgage-backed securities for the three and six months ended June 30, 2003.

WEBSTER PREFERRED CAPITAL CORPORATION

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following table summarizes the estimated market value of the Company’s interest-sensitive assets at June 30, 2004 and December 31, 2003 and the projected change to market values if interest rates instantaneously increase or decrease by 100 basis points.

			Estimated Market Value Impact
(In thousands)	Amortized Cost	Market Value	-100 BP	+100 BP
At June 30, 2004
Interest sensitive assets:
Mortgage-backed securities	$26,446	26,396	685	(883)
Variable-rate residential loans	129,373	128,377	2,102	(2,276)
Fixed-rate residential loans	343,540	344,637	12,161	(15,436)

Total			$14,948	(18,595)

At December 31, 2003
Interest sensitive assets:
Mortgage-backed securities	$45,128	46,116	1,138	(1,513)
Variable-rate residential loans	152,098	152,310	2,448	(2,545)
Fixed-rate residential loans	274,780	284,081	6,771	(10,852)

Total			$10,357	(14,910)

Interest-sensitive assets, when impacted by an instantaneous 100 basis point rate decrease results in a projected increase in net market value of $14.9 million at June 30, 2004 compared to a projected increase of $10.4 million at December 31, 2003. These changes in net market value represent 3.0% of interest-sensitive assets at June 30, 2004 and 2.1% at December 31, 2003. Interest-sensitive assets, when impacted by an instantaneous 100 basis point rate increase results in a projected decrease in net market value of $18.6 million at June 30, 2004 compared to a projected decrease of $14.9 million at December 31, 2003. These changes in net market value represent 3.7% of interest-sensitive assets at June 30, 2004 and 3.1% at December 31, 2003. Changes in the projected net market value due to the instantaneous rate changes when comparing such amounts at June 30, 2004 and December 31, 2003 are a result of changes in outstanding balances of the assets, and do not represent a significant change since year end.

Based on the asset/liability mix at June 30, 2004, simulation analyses project that a gradual 200 basis point increase in interest rates over a 12 month period would increase net income over that period by approximately 3.4%. A gradual 100 basis point decrease in interest rates is projected to decrease net income by approximately 1.9%.

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

These assumptions are inherently uncertain and, as a result, the simulation analyses cannot precisely estimate the impact that higher or lower rate environments will have on net interest income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes, changes in cash flow patterns and market conditions, as well as changes in management’s strategies. Management believes that the Company’s interest rate risk position at June 30, 2004, represents a reasonable level of risk.

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

PART II — OTHER INFORMATION

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

(b) No reports on Form 8-K were filed during the quarter ended June 30, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEBSTER PREFERRED CAPITAL CORPORATION

Registrant

BY:	/s/ Gregory S. Madar

Gregory S. Madar, Senior Vice President, Treasurer & Assistant Secretary Principal Financial and Accounting Officer

Date: August 6, 2004