Form 10-Q
period 2004-09-30
WEBSTER PREFERRED CAPITAL CORP
filed 2004-11-08
CIK 1047865

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter ended September 30, 2004

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

                      Commission File Number: 0-23513

WEBSTER PREFERRED CAPITAL CORPORATION

(Exact name of registrant as specified in its charter)

Connecticut	06-1478208

(State or other jurisdiction of	(I. R. S. Employer
incorporation or organization)	Identification Number)

145 Bank Street, Waterbury, Connecticut	06702

(Address of principal executive offices)	(Zip Code)

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

     The number of shares outstanding of each of the registrant’s classes of common stock, as of October 31, 2004 is: 100 shares.

     WEBSTER PREFERRED CAPITAL CORPORATION

WEBSTER PREFERRED CAPITAL CORPORATION

Item 1. Interim Financial Statements

STATEMENTS OF CONDITION
(unaudited)

(Dollars in thousands, except share data)	September 30, 2004	December 31, 2003
Assets
Cash	$5,430	11,976
Short-term investments	65,000	52,000
Mortgage-backed securities available for sale, at fair value (Note 2)	21,492	46,116
Residential mortgage loans, net (Note 3)	445,299	426,251
Accrued interest receivable	228	351
Prepaid expenses and other assets	1,579	1,777

Total assets	$539,028	538,471

Liabilities and Shareholders’ Equity
Accrued dividends payable	$180	180
Accrued expenses and other liabilities	62	56

Total liabilities	242	236

Shareholders’ Equity
Series B 8.625% cumulative redeemable preferred stock, liquidation preference $10 per share; par value $1.00 per share; 1,000,000 shares authorized, issued and outstanding	1,000	1,000
Common stock, par value $.01 per share:
Authorized - 1,000 shares
Issued and outstanding - 100 shares	1	1
Paid-in capital	538,799	538,799
Distributions in excess of accumulated earnings	(1,064)	(2,553)
Accumulated other comprehensive income	50	988

Total shareholders’ equity	538,786	538,235

Total liabilities and shareholders’ equity	$539,028	538,471

See accompanying notes to interim financial statements.

WEBSTER PREFERRED CAPITAL CORPORATION

STATEMENTS OF INCOME
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share data)	2004	2003	2004	2003
Interest income:
Loans (Note 4)	$6,167	5,294	17,945	17,286
Securities and short-term investments	499	1,049	1,810	4,441

Total interest income	6,666	6,343	19,755	21,727
Provision for loan losses (Note 3)	—	—	—	—

Interest income after provision for loan losses	6,666	6,343	19,755	21,727

Noninterest income:
Gain on sale of securities (Note 2)	184	—	536	—

Noninterest expense:
Advisory fee to parent	48	48	146	146
Other	10	27	176	89

Total noninterest expense	58	75	322	235

Net income	6,792	6,268	19,969	21,492
Preferred stock dividends	216	216	647	647

Net income available to common shareholder	$6,576	6,052	19,322	20,845

Net income per common share:
Basic and diluted	$65,760	60,520	193,220	208,450

STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2004	2003	2004	2003
Net income	$6,792	6,268	19,969	21,492
Other comprehensive income (loss):
Unrealized net holding gain (loss) on securities available for sale arising during the period	284	(1,072)	(402)	(2,661)
Reclassification adjustment for gains included in net income	(184)	—	(536)	—

Other comprehensive income (loss)	100	(1,072)	(938)	(2,661)

Comprehensive income	$6,892	5,196	19,031	18,831

See accompanying notes to interim financial statements.

WEBSTER PREFERRED CAPITAL CORPORATION

STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
(In thousands)	2004	2003
Cash flow from operating activities:
Net income	$19,969	21,492
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of securities	(536)	—
Net amortization and accretion	405	755
Decrease in accrued interest receivable	123	787
Increase in accrued liabilities	6	143
Decrease in prepaid expenses and other assets	94	175

Net cash provided by operating activities	20,061	23,352

Cash flow (used) provided by investing activities:
Purchase of mortgage-backed securities	—	(30,530)
Principal repayments on mortgage-backed securities	8,532	74,513
Purchase of loans	(95,121)	(145,517)
Principal repayments of loans	75,767	125,828
(Increase) decrease in short-term investments	(13,000)	29,500
Proceeds from sale of mortgaged-backed securities	15,600	—
Proceeds from OREO sale	95	176

Net cash (used) provided by investing activities	(8,127)	53,970

Cash flow used by financing activities:
Dividends paid on common and preferred stock	(18,480)	(13,488)
Return of capital dividend	—	(90,000)

Net cash used by financing activities	(18,480)	(103,488)

Decrease in cash and cash equivalents	(6,546)	(26,166)
Cash and cash equivalents at beginning of period	11,976	28,292

Cash and cash equivalents at end of period	$5,430	2,126

Supplemental schedule of noncash transactions:
Transfer of residential mortgage loans to other real estate owned	$60	97

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

NOTE 2: MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE

The following table sets forth certain information regarding the mortgage-backed securities:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(In thousands)	Cost	Gains	Losses	Fair Value
September 30, 2004
Available for Sale Portfolio	$21,442	50	—	21,492

December 31, 2003
Available for Sale Portfolio	$45,128	988	—	46,116

At September 30, 2004 and December 31, 2003, all mortgage-backed securities available for sale were issued by government or government-sponsored agencies. WPCC sold mortgage-backed securities with a market value of $15.6 million during the nine months ended September 30, 2004, which resulted in a net gain of $536,000. There were no sales during the nine months ended September 30, 2003.

WEBSTER PREFERRED CAPITAL CORPORATION

NOTES TO INTERIM FINANCIAL STATEMENTS (continued)

NOTE 3: RESIDENTIAL MORTGAGE LOANS, NET

A summary of the Company’s residential mortgage loans, net, follows:

(In thousands)	September 30, 2004	December 31, 2003
Fixed-rate loans:
15 yr. loans	$60,463	71,217
20 yr. loans	7,466	8,261
25 yr. loans	4,063	4,414
30 yr. loans	257,898	190,888

Total fixed-rate loans	329,890	274,780

Variable-rate loans:
15 yr. loans	1,379	2,351
20 yr. loans	2,298	3,176
25 yr. loans	1,409	1,843
30 yr. loans	110,983	144,728

Total variable-rate loans	116,069	152,098

Total residential mortgage loans	445,959	426,878
Premiums and deferred costs on loans, net	1,362	1,479
Less: allowance for loan losses	(2,022)	(2,106)

Residential mortgage loans, net	$445,299	426,251

As of September 30, 2004, 74% of the Company’s residential mortgage loans are fixed-rate loans and 26% are adjustable-rate loans.

A detail of the change in the allowance for loan losses follows:

	Nine Months Ended
	September 30,
(In thousands)	2004	2003
Balance at beginning of period	$2,106	2,106
Charge-offs	84	—

Balance at end of period	$2,022	2,106

WEBSTER PREFERRED CAPITAL CORPORATION

NOTES TO INTERIM FINANCIAL STATEMENTS (continued)

NOTE 4: SERVICING

The mortgage loans owned by the Company are serviced by Webster Bank, National Association (“Webster Bank”) pursuant to the terms of a servicing agreement. Webster Bank is the sole holder of the Company’s common stock. Webster Bank in its role as servicer under the terms of the servicing agreement is herein referred to as the “Servicer”. The Servicer receives fees at an annual rate of (i) 8 basis points for fixed-rate loan servicing and collection, (ii) 8 basis points for variable-rate loan servicing and collection and (iii) 5 basis points for all other services to be provided, as needed, in each case based on the daily outstanding balances of all the Company’s loans for which the Servicer is responsible. The Company estimates that the fees paid to Webster Bank for servicing approximate fees that would be paid if the Company operated as an unaffiliated entity. Servicing fees paid for the three and nine months ended September 30, 2004 were $91,000 and $263,000 and for the three and nine months ended September 30, 2003 were $72,000 and $244,000, respectively. Servicing fees are reflected as a charge against interest income on the Statements of Income, as they are classified as a reduction in yield to the Company.

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

Summary

WPCC’s net income increased to $6.8 million for the three months ended September 30, 2004 from $6.3 million during the same period a year earlier but declined to $20.0 million for the nine months ended September 30, 2004 from $21.5 million during the same period a year earlier due to the following factors:

•	For the first nine months of 2004, average earning assets declined $38.0 million from the same period a year earlier due to the increased level of prepayment activity and slower reinvestment of cash flow. However, average earning assets increased by $15.1 million for the third quarter of 2004 compared to the year ago quarter due to the reinvestment of accumulated cash flow through purchase of $95.1 million in mortgage loans from Webster Bank during the second quarter of 2004.

•	The yield on earning assets declined for the nine months ended September 30, 2004 to 4.79% from 4.93% due to the low interest rate environment in 2003 and 2004. The downward repricing of adjustable rate mortgages combined with the low replacement yield on new mortgage assets combined to decrease the return on assets. The overall yield for the third quarter increased due to a higher percentage of mortgage loans in the current third quarter than a year ago.

Changes in Financial Condition

Total assets, consisting primarily of residential mortgage loans were $539.0 million at September 30, 2004, an increase of $557,000 from $538.5 million at December 31, 2003. Residential mortgage loans increased $19.0 million as a result of purchases of $95.1 million in residential loans from Webster Bank during the second quarter of 2004 partially offset by paydowns of existing loans. These purchases were funded by cash flow on mortgage related assets and the sale of securities. Mortgage-backed securities decreased $24.6 million due to the sale of $15.6 million of securities during 2004, as well as monthly principal repayments. Shareholders’ equity increased to $538.8 million at September 30, 2004 from $538.2 million at December 31, 2003, due primarily to the net income earned during for the first nine months of 2004.

Asset Quality

The Company maintains asset quality by investing in residential real estate loans that have been conservatively underwritten and by aggressively managing nonperforming assets. At September 30, 2004, residential real estate loans comprised the entire loan portfolio. All such residential loans were purchased from Webster Bank. The Company also invests in government agency or government-sponsored agency issued mortgage-backed securities and short-term jumbo CD’s.

WEBSTER PREFERRED CAPITAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS (continued)

The following table details the Company’s nonperforming assets:

	September 30,	December 31,
(In thousands)	2004	2003
Loans accounted for on a nonaccrual basis:
Residential fixed-rate loans	$582	185
Residential variable-rate loans	—	173

Total nonperforming loans	582	358
Other real estate owned	—	104

Total nonperforming assets	$582	462

At September 30, 2004 and December 31, 2003, the allowance for loan losses was approximately $2.0 million and $2.1 million, respectively, or 347% and 588% of nonperforming loans, respectively. The balance at September 30, 2004 represents one loan, which was paid off on October 1, 2004. Management believes that the allowance for loan losses is adequate to cover probable losses inherent in the current portfolio.

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

In the unlikely event that principal and interest payments on its mortgage assets are insufficient to meet its operating needs, WPCC has the ability to raise additional funds. WPCC’s mortgage-backed securities, which total $21.5 million, would supply adequate collateral for borrowings through repurchase agreements. In addition, its residential mortgage loans are underwritten to meet secondary market requirements and could easily be sold or securitized as mortgage-backed securities and used as borrowing collateral.

Asset/Liability Management

The goal of the Company’s asset/liability management policy is to manage interest rate risk so as to maximize net interest income over time in changing interest rate environments while maintaining acceptable levels of market risk. The Company prepares estimates of the level of prepayments and the effect of such prepayments on the level of future earnings due to reinvestment of funds at rates different than those that currently exist. The Company is unable to predict future fluctuations in interest rates. The market values of the Company’s financial assets are sensitive to fluctuations in market interest rates. The market values of fixed-rate loans and mortgage-backed securities tend to decline in value as

WEBSTER PREFERRED CAPITAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS (continued)

interest rates rise. If interest rates decrease, the market value of loans and mortgage-backed securities generally will tend to increase with the level of prepayments also normally increasing. The interest income earned on the Company’s variable-rate interest-sensitive instruments, which are primarily variable-rate mortgage loans, may change due to changes in quoted interest rate indices. The variable-rate mortgage loans generally reprice based on a stated margin over U.S. Treasury Securities indices of varying maturities, the terms of which are established at the time that the loan is closed. At September 30, 2004, 26% of the Company’s residential mortgage loans were variable-rate loans.

Results of Operations

For the three and nine months ended September 30, 2004, the Company reported net income of $6.8 million and $20.0 million, compared to the three and nine months ended September 30, 2003 which amounted to $6.3 million and $21.5 million, respectively.

The following table shows the major categories of average interest-earning assets, together with their respective interest income and the rates earned by the Company:

	Three Months Ended			Three Months Ended
	September 30, 2004			September 30, 2003
	Average	Interest	Average	Average	Interest	Average
(In thousands)	Balance	Income	Yield	Balance	Income	Yield
Mortgage loans	$465,071	6,167	5.30%	$388,691	5,294	5.45%
Mortgage-backed securities (a)	23,605	281	4.76	68,305	851	4.98
Short-term investments	62,043	218	1.41	78,647	198	1.01

Total	$550,719	6,666	4.84%	$535,643	6,343	4.74%

	Nine Months Ended			Nine Months Ended
	September 30, 2004			September 30, 2003
	Average	Interest	Average	Average	Interest	Average
(In thousands)	Balance	Income	Yield	Balance	Income	Yield
Mortgage loans	$450,768	17,945	5.31%	$407,112	17,286	5.66%
Mortgage-backed securities (a)	33,081	1,249	5.03	89,176	3,679	5.50
Short-term investments	65,819	561	1.14	91,392	762	1.11

Total	$549,668	19,755	4.79%	$587,680	21,727	4.93%

(a) Unrealized net gains are excluded from average balance

The decline in interest income for the current nine month period of $2.0 million, or 9.1%, as compared to a year earlier was due to a reduction in earning assets due to repayment of mortgage assets as well as a decline in the yield on earning assets. Due to the low interest rate environment during 2003 and 2004, mortgage prepayments accelerated. Those repayments were reinvested into assets earning a lower yield. The Company also returned capital to its common stockholder in the second quarter of 2003.

For the third quarter of 2004, interest income increased $323,000, or 5.1%, as compared to the same period a year earlier. The increase is due chiefly to a larger volume of earning assets, especially the higher yielding mortgage loans. WPCC purchased $95.1 million of mortgage loans from Webster Bank during the second quarter of 2004.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2004 v. 2003			2004 v. 2003
	Increase (Decrease) due to			Increase (Decrease) due to
(In thousands)	Rate	Volume	Total	Rate	Volume	Total
Interest on interest-earning assets:
Mortgage loans	$(148)	1,021	873	$(663)	1,322	659
Mortgage-backed securities	(36)	(534)	(570)	(291)	(2,139)	(2,430)
Short-term investments	68	(48)	20	7	(208)	(201)

Net change in fully taxable-equivalent net interest income	$(116)	439	323	$(947)	(1,025)	(1,972)

There were no provisions for loan losses for the three and nine months ended September 30, 2004 and 2003.

There were sales of mortgage-backed securities with a market value of $15.6 million for the nine months ended September 30, 2004 resulting in a net gain of $536,000. There were no sales of mortgage-backed securities for the nine months ended September 30, 2003.

WEBSTER PREFERRED CAPITAL CORPORATION

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following table summarizes the estimated market value of the Company’s interest-sensitive assets at September 30, 2004 and December 31, 2003 and the projected change to market values if interest rates instantaneously increase or decrease by 100 basis points.

			Estimated Market Value Impact
(In thousands)	Amortized Cost	Market Value	-100 BP	+100 BP
At September 30, 2004
Interest sensitive assets:
Mortgage-backed securities	$21,442	21,492	484	(661)
Variable-rate residential loans	116,069	116,090	1,621	(1,759)
Fixed-rate residential loans	329,890	335,464	8,523	(13,826)

Total			$10,628	(16,246)

At December 31, 2003
Interest sensitive assets:
Mortgage-backed securities	$45,128	46,116	1,138	(1,513)
Variable-rate residential loans	152,098	152,310	2,448	(2,545)
Fixed-rate residential loans	274,780	284,081	6,771	(10,852)

Total			$10,357	(14,910)

Interest-sensitive assets, when impacted by an instantaneous 100 basis point rate decrease results in a projected increase in net market value of $10.6 million at September 30, 2004 compared to a projected increase of $10.4 million at December 31, 2003. These changes in net market value represent 2.2% of interest-sensitive assets at September 30, 2004 and 2.1% at December 31, 2003. Interest-sensitive assets, when impacted by an instantaneous 100 basis point rate increase results in a projected decrease in net market value of $16.2 million at September 30, 2004 compared to a projected decrease of $14.9 million at December 31, 2003. These changes in net market value represent 3.4% of interest-sensitive assets at September 30, 2004 and 3.1% at December 31, 2003. Changes in the projected net market value due to the instantaneous rate changes when comparing such amounts at September 30, 2004 and December 31, 2003 are a result of changes in outstanding balances of the assets, and do not represent a significant change since year end.

Based on the asset/liability mix at September 30, 2004, simulation analyses project that a gradual 200 basis point increase in interest rates over a 12 month period would increase net income over that period by approximately 3.6%. A gradual 100 basis point decrease in interest rates is projected to decrease net income by approximately 2.4%.

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

These assumptions are inherently uncertain and, as a result, the simulation analyses cannot precisely estimate the impact that higher or lower rate environments will have on net interest income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes, changes in cash flow patterns and market conditions, as well as changes in management’s strategies. Management believes that the Company’s interest rate risk position at September 30, 2004, represents a reasonable level of risk.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

Date: November 5, 2004