Form 10-K
period 2004-12-31
WEBSTER PREFERRED CAPITAL CORP
filed 2005-03-11
CIK 1047865

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal year ended December 31, 2004

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
Yes ☑ No ☐.

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12B-2).
Yes ☐ No ☑.

          State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2004. N/A

          The number of shares outstanding of each of the registrant’s classes of common stock, as of February 28, 2005 is: 100 shares

WEBSTER PREFERRED CAPITAL CORPORATION

2004 FORM 10-K ANNUAL REPORT

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

PART I

Item 1. Business

General

Webster Preferred Capital Corporation (the “Company” or “WPCC”) is a Connecticut corporation incorporated in March 1997. The Company acquires, holds and manages real estate mortgage assets (“mortgage assets”), including, but not limited to, residential mortgage loans, mortgage-backed securities and commercial mortgage loans. At December 31, 2004 and 2003, the mortgage assets owned by the Company were comprised of residential mortgage loans and mortgage-backed securities. Although the Company may acquire and hold a variety of mortgage assets, its present intention is to acquire only residential mortgage loans and mortgage-backed securities. The Company intends to hold such assets to generate net income for distribution to its shareholders based on the spread between the interest income earned on the mortgage assets and the cost of its capital and operations. The Company may invest up to 5% of the total value of its portfolio in assets other than residential mortgage loans and mortgage-backed securities eligible to be held by real estate investment trusts (“REITs”).

All of the Company’s common stock is owned by Webster Bank, National Association (“Webster Bank”). Webster Bank has indicated to the Company that, for as long as any of the Company’s preferred shares are outstanding, Webster Bank intends to maintain direct ownership of 100% of the outstanding common stock of the Company. Pursuant to the Company’s Certificate of Incorporation, the Company cannot redeem, or make any other payments or distributions with respect to shares of its common stock to the extent such redemptions, payments or distributions would cause the Company’s total shareholders’ equity (as determined in accordance with accounting principles generally accepted in the United States of America) to be less than 250% of the aggregate liquidation value of the issued and outstanding preferred shares. The preferred shares are not exchangeable into capital stock or other securities of Webster Bank or Webster Financial Corporation (“Webster”), the parent company of Webster Bank, and do not constitute regulatory capital of either Webster Bank or Webster. The Company has no subsidiaries.

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

Total assets of the Company were $537.3 million at December 31, 2004, a decrease of $1.2 million from $538.5 million at December 31, 2003, primarily due to $26.7 million of dividend payments to common and preferred shareholders, which exceeded net income of $26.6 million and a $1.0 million decline in the value of mortgage-backed securities. As a result, reductions occurred in cash of $1.7 million, interest-bearing deposits of $23.0 million and mortgage-backed securities of $25.4 million, were partly offset by an increase in residential mortgage loans of $49.6 million. Shareholder’s equity was $537.2 million at December 31, 2004 as compared to $538.2 million a year earlier.

Residential Mortgage Loans

The Company may, from time to time, acquire both conforming and nonconforming residential mortgage loans. Conventional, conforming residential mortgage loans comply with the requirements for inclusion in a loan guarantee program sponsored by either Freddie Mac or Fannie Mae. Nonconforming residential mortgage loans do not qualify for these programs in one or more aspects. The nonconforming residential mortgage loans that the Company purchases generally have original principal balances which exceed the limits for these programs. The Company’s nonconforming residential mortgage loans are expected to meet the requirements for sale to national private mortgage conduit programs or other investors in the secondary mortgage market. WPCC generally purchases its mortgage loans from Webster Bank and purchased $145.9 million and $195.1 million during 2004 and 2003, respectively.

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

Other real estate assets. Although the Company presently intends to invest only in residential mortgage loans and mortgage-backed securities, the Company may invest up to 5% of the total value of its portfolio in assets other than residential mortgage loans and mortgage-backed securities eligible to be held by REITs. In addition to commercial mortgage loans, such assets could include cash and cash equivalents. The Company does not intend to invest in securities or interests of persons primarily engaged in real estate activities. At December 31, 2004 and 2003, the Company did not hold any commercial mortgage loans.

Regulation

The Company is a wholly-owned subsidiary of Webster Bank. Webster Bank is subject to extensive regulation, supervision and examination by the Office of the Comptroller of the Currency (the “OCC”) as its primary federal regulator. Webster Bank also is subject to regulation, supervision and examination by the Federal Deposit Insurance Corporation (the “FDIC”) and Webster is subject to oversight by the Board of Governors of the Federal Reserve System. These federal banking regulatory authorities have the right to examine the Company and its activities as a subsidiary of Webster Bank.

If Webster Bank were to become “undercapitalized” under “prompt corrective action” initiatives, the OCC has the authority to require, among other things, that Webster Bank or the Company alter, reduce or terminate any activity that they determine poses an excessive risk to Webster Bank. The Company does not believe that its activities currently pose, or in the future will pose, such a risk to Webster Bank; however, there can be no assurance in that regard. The regulators also could restrict transactions between Webster Bank and the Company, including the transfer of assets, or require Webster Bank to divest or liquidate the Company. Webster Bank could further be directed to take prompt corrective action if federal regulators determined that Webster Bank was in an unsafe or unsound condition or engaging in an unsafe or unsound practice. In light of Webster Bank’s control of the Company, as well as the Company’s dependence and reliance upon the skills and diligence of Webster Bank’s officers and employees, some or all of the foregoing actions and restrictions could have an adverse effect on the operations of the Company, including causing the Company to fail to qualify as a REIT.

Pursuant to OCC regulations and the Company’s Certificate of Incorporation, the Company maintains a separate corporate existence from Webster Bank. In the event Webster Bank should be placed into receivership or conservatorship by federal bank regulators, such federal bank regulators would control Webster Bank. There can be no assurance that these regulators would not cause Webster Bank, as sole holder of the common stock of the Company, to take action adverse to the interest of holders of the preferred shares of the Company.

Taxation

The Company has elected to be treated as a REIT under Sections 856 through 860 of the Code. As a REIT, the Company generally will not be subject to federal and Connecticut income taxes on its net income and capital gains that it distributes to the holders of its common stock and preferred stock.

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

If, in any taxable year, the Company fails to qualify as a REIT, the Company would not be allowed a deduction for distributions to shareholders in computing its federal taxable income and would be subject to federal and Connecticut state income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate rates. As a result, the amount available for distribution to the Company’s stockholders would be reduced for the year or years involved. In addition, unless entitled to relief under certain statutory provisions, the Company would also be disqualified from treatment as a REIT for the four taxable years following the year during which qualification was lost. A failure of the Company to qualify as a REIT would not by itself give the Company the right to redeem the preferred shares, nor would it give the holders of the preferred shares the right to have their shares redeemed.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted during the fourth quarter of the fiscal year 2004 to security holders for a vote.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

All of the Company’s common stock is owned by Webster Bank, and consequently there is no market for such securities. The Company’s Series B 8.625% Cumulative Redeemable Preferred Stock (the “Series B Preferred Stock”) is traded on the NASDAQ Stock Market’s National Market Tier under the symbol “WBSTP”.

The Series B Preferred Stock is currently redeemable at the option of the Company, at a redemption price of $10 per share, plus any accrued and unpaid dividends. At this time, management has no plans to redeem the Series B Preferred Stock.

Dividends declared and paid at least annually on the common stock in 2004 and 2003 totaled $25.8 million and $26.8 million, respectively. Dividends declared on the Series B Preferred Stock in 2004 and 2003 totaled $862,500 for each year.

The following table provides information concerning the market price of the Series B Preferred Stock. At December 31, 2004, the closing market price was $11.15.

	For Year ended December 31,
	2004	2003

Average	$10.94	10.74
High	11.74	12.29
Low	10.23	10.00

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

Balance Sheet Data

	At December 31,
(In thousands)	2004	2003	2002	2001	2000

Total assets	$537,346	538,471	631,237	928,672	968,198
Available for sale securities	20,709	46,116	110,061	158,543	76,927
Residential mortgage loans, net	475,879	426,251	379,590	588,747	771,848
Interest-bearing deposits	29,000	52,000	110,500	167,500	97,500
Mandatorily redeemable preferred stock	—	—	—	—	40,000
Total shareholders’ equity	537,160	538,235	630,992	928,426	927,334

Income Statement Data

	For the Year Ended December 31,
(In thousands)	2004	2003	2002	2001	2000

Total interest income	$26,450	28,249	42,255	58,071	65,312
Provision for loan losses	—	—	—	90	190
Gain on sale of securities	536	268	—	—	94
Noninterest expenses	399	329	310	384	3,534

Net income	26,587	28,188	41,945	57,597	61,682
Preferred stock dividends	863	863	863	863	863

Net income available to common shareholder	$25,724	27,325	41,082	56,734	60,819

Significant Statistical Data

	For the Year Ended December 31,
	2004	2003	2002	2001	2000

Net income per common share
Basic and diluted	$257,244	273,254	410,816	567,336	608,189
Dividends declared per common share	257,253	274,366	412,272	570,141	615,050

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Summary

WPCC’s net income for 2004 declined to $26.6 million from $28.2 million in 2003 due to the following factors:

•	The average return on earning assets declined to 4.85% from 4.89% a year earlier due to the low interest rate environment during 2003 and 2004.
•	Average outstanding earning assets declined by $32.4 million during 2004 from a year earlier, to $544.8 million, due to the sale of $15.6 million of mortgage-backed securities and reduction in interest bearing deposits.

During 2004, WPCC purchased $145.9 million of residential loans from Webster Bank.

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

Financial Condition

Total assets, consisting primarily of residential mortgage loans and mortgage-backed securities, were $537.3 million at December 31, 2004, a decrease of $1.2 million from $538.5 million at December 31, 2003. Cash flow from mortgage loans and mortgage-backed securities, primarily due to accelerated prepayments throughout 2004 arising from the low interest rate environment, resulted in large cash inflows. With the increased cash flow, WPCC purchased $145.9 million in residential loans from Webster Bank.

A summary of the Company’s residential mortgage loans by original maturity for the last five years follows:

	At December 31,
(In thousands)	2004	2003	2002	2001	2000

Fixed-rate loans:
15 yr. loans	$63,747	71,217	55,956	81,566	102,348
20 yr. loans	8,083	8,261	3,132	4,693	5,107
25 yr. loans	4,037	4,414	2,542	2,598	2,899
30 yr. loans	273,028	190,888	138,008	191,049	223,438

Total fixed-rate loans	348,895	274,780	199,638	279,906	333,792

Variable-rate loans:
15 yr. loans	1,009	2,351	1,605	3,015	4,700
20 yr. loans	5,246	3,176	3,127	5,368	7,505
25 yr. loans	1,382	1,843	2,680	4,581	6,214
30 yr. loans	118,287	144,728	173,482	295,835	418,461

Total variable-rate loans	125,924	152,098	180,894	308,799	436,880

Total residential mortgage loans	474,819	426,878	380,532	588,705	770,672
Premiums and deferred costs on loans, net	3,082	1,479	1,164	2,181	3,235
Less: allowance for loan losses	(2,022)	(2,106)	(2,106)	(2,139)	(2,059)

Residential mortgage loans, net	$475,879	426,251	379,590	588,747	771,848

Asset Quality

The Company maintains asset quality by acquiring residential real estate loans that have been conservatively underwritten and by aggressively managing nonperforming assets. During 2003 and 2004, all loan purchases by the Company were from Webster Bank. As such, the Company’s asset quality is dependent upon Webster Bank’s ability to maintain conservative underwriting standards. At December 31, 2004, residential real estate loans comprised the entire loan portfolio. The Company also invests in government agency or government-sponsored agency issued mortgage-backed securities.

Nonperforming Assets and Delinquencies

The following table details the Company’s nonperforming assets for the last five years:

	At December 31,
(Dollars in thousands)	2004	2003	2002	2001	2000

Loans accounted for on a nonaccrual basis:
Residential fixed-rate loans	$—	185	247	120	231
Residential variable-rate loans	179	173	209	425	186

Total nonperforming loans	179	358	456	545	417
Other real estate owned	—	104	79	88	288

Total nonperforming assets	$179	462	535	633	705

Allowance for loan losses	$2,022	2,106	2,106	2,139	2,059
Allowance / nonperforming loans	1,130%	588	462	392	494
Allowance / total mortgage loans	0.43	0.49	0.55	0.36	0.27

The following table sets forth information as to the Company’s loans past due 30-89 days and still accruing:

	At December 31,
(In thousands)	2004	2003	2002	2001	2000

Past due 30-89 days:
Residential fixed-rate loans	$279	287	643	583	5,809
Residential variable-rate loans	266	491	1,176	1,749	12,513

Total	$545	778	1,819	2,332	18,322

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

A detail of the change in the allowance for loan losses for the periods indicated follows:

	For the Year Ended December 31,
(In thousands)	2004	2003	2002	2001	2000

Balance at beginning of the year	$2,106	2,106	2,139	2,059	1,912
Provision charged to operations	—	—	—	90	190
Charge-offs	(84)	—	(33)	(10)	(43)

Balance at end of the year	$2,022	2,106	2,106	2,139	2,059

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

Dividends on the Series B Preferred Stock are payable at the rate of 8.625% per annum (an amount equal to $.8625 per annum per share), in all cases if, when and as declared by the Board of Directors of the Company. Dividends on the preferred shares are cumulative and, if declared, payable on January 15, April 15, July 15 and October 15 in each year. The Company periodically makes dividend payments on its common stock in accordance with Company by-laws. Common stock dividends are paid to comply with REIT qualification rules. REIT qualification rules require that 90% of net taxable income for the year be distributed to shareholders. Accelerated prepayments beginning in 2002 and continuing throughout 2004 resulted in increased cash levels for the Company. In 2002 and 2003, WPCC declared return of capital dividends in order to return the cash to the Company’s common shareholder.

In the unlikely event that principal and interest payments on its mortgage assets are insufficient to meet its operating needs, WPCC has the ability to raise additional funds. WPCC’s mortgage-backed securities, which totaled $20.7 million at December 31, 2004, would supply adequate collateral for borrowings through repurchase agreements. In addition, its residential mortgage loans are underwritten to meet secondary market requirements and could easily be sold or securitized as mortgage-backed securities and used as borrowing collateral.

Asset/Liability Management

The goal of the Company’s asset/liability management policy is to manage interest-rate risk so as to maximize net interest income over time in changing interest rate environments while maintaining acceptable levels of risk. The Company prepares estimates of the level of prepayments and the effect of such prepayments on the level of future earnings due to reinvestment of funds at rates different than those that currently exist. The Company is unable to predict future fluctuations in interest rates. The market values of the Company’s financial assets are sensitive to fluctuations in market interest rates. The market values of fixed-rate loans and mortgage-backed securities tend to decline in value as interest rates rise. If interest rates decrease, the market value of loans and mortgage-backed securities generally will tend to increase with the level of prepayments also normally increasing. The interest income earned on the Company’s variable-rate, interest-sensitive instruments, which represent primarily variable-rate mortgage loans, may change due to changes in quoted interest-rate indices. The variable-rate mortgage loans generally reprice based on a stated margin over U.S. Treasury Securities indices of varying maturities, the terms of which are established at the time that the loan is closed. At December 31, 2004, 26.5% of the Company’s residential mortgage loans were variable-rate loans.

Results of Operations

Net income declined to $26.6 million for the 2004 year from $28.2 million the previous year and $41.9 million in 2002. This decline is due entirely to declines in interest income as WPCC has no interest-bearing liabilities and noninterest income and expense are minimal.

The decline in interest income of $1.8 million, or 6.4%, from 2003 to 2004 was due to a combination of a decline in yield on earning assets and a decline in outstanding earning assets. Due to the low interest rate environment during 2003 and 2004, mortgage asset prepayments accelerated. These assets were replaced with ones earning a lower yield. The decline in balances was due to these accelerated prepayments. The declines in 2002 to 2003 resulted from the same factors; low interest rate environment and a return of capital dividend to shareholders of $90.0 million in 2003.

	For the Years Ended December 31,
	2004			2003			2002
	Average	Interest	Average	Average	Interest	Average	Average	Interest	Average
(Dollars in thousands)	Balance	Income	Yield	Balance	Income	Yield	Balance	Income	Yield

Mortgage loans, net	$455,756	24,206	5.31%	$412,976	22,989	5.57%	$495,598	31,161	6.29%
Mortgage-backed securities(a)	29,927	1,491	4.98	79,825	4,338	5.43	136,517	8,863	6.49
Interest-bearing deposits	59,121	753	1.27	84,394	922	1.09	128,662	2,231	1.73

Total	$544,804	26,450	4.85%	$577,195	28,249	4.89%	$760,777	42,255	5.55%

(a)	Average balance does not include unrealized gain (loss) on available for sale securities.

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

	Years ended December 31,			Years ended December 31,
	2004 v. 2003			2003 v. 2002
	Increase (Decrease) due to			Increase (Decrease) due to
(In thousands)	Rate	Volume	Total	Rate	Volume	Total

Interest on interest-earning assets:
Loans, net	$(1,102)	2,319	1,217	$(3,327)	(4,845)	(8,172)
Mortgage-backed securities	(333)	(2,514)	(2,847)	(1,277)	(3,248)	(4,525)
Interest-bearing deposits	136	(305)	(169)	(678)	(631)	(1,309)

Net change in fully taxable-equivalent net interest income	$(1,299)	(500)	(1,799)	$(5,282)	(8,724)	(14,006)

There was no provision for loan losses for the years ended December 31, 2004, 2003 and 2002. The absence of a provision for loan losses is reflective of the continued low level of nonperforming loans and charge-offs, as well as the solid economic performance of the local area where the collateral for the majority of the loans reside.

Impact of Inflation and Changing Prices

The financial statements and related data presented herein have been prepared in accordance with U.S. generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation.

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

Recent Accounting Standards

In December 2004, FASB issued SFAS No. 123 (R), “Share Based Payment”, which requires compensation cost relating to share-based payment transactions be recognized in the financial statements, based upon the fair value of the instruments issued. SFAS No. 123 (R) covers a wide range of share-based compensation arrangements including share options, restricted stock plans, performance-based awards, share appreciation rights and employee purchase plans. This Statement is effective for public entities as of the first interim or annual period that begins after June 15, 2005. SFAS No. 123 (R) replaces SFAS No. 123, which established as preferable a fair value based method of accounting for share-based compensation with employees, but permitted the option of continuing to apply the guidance of APB No. 25, as long as the footnotes to the financial statements disclosed the effects of the preferable fair value method. The adoption of SFAS No. 123 (R) will have no impact on WPCC’s financial statements.

In March 2004, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 105, Application of Accounting Principles to Loan Commitments (“SAB 105”), which provides guidance about the measurement of loan commitments required to be accounted for as derivative instruments and recognized at fair value under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. SAB 105 also requires companies to disclose their accounting policy for those loan commitments including methods and assumptions used to estimate fair value and associated hedging strategies. SAB 105 is effective for all loan commitments accounted for as derivatives that are entered into after June 30, 2004.

In May 2004, the FASB issued FASB Staff Position (“FSP”) 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”). FSP 106-2, which supersedes FSP No. 106-1, provides guidance on the accounting for the effects of the Act for employers that sponsor post-retirement health care plans that provide prescription drug benefits. FSP 106-2 also requires employers to provide certain disclosures regarding the effect of the Federal subsidy provided by the Act. FSP 106-2 had an immaterial impact on WPCC’s financial statements.

In 2003, Emerging Issues Task Force (“EITF”) of the FASB issued EITF No. 03-01. The EITF reach a consensus about the criteria that should be used to determine when an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss and how that criteria should be applied to investments accounted for under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. EITF 03-01 also included accounting considerations subsequent to the recognition of an other-than-temporary impairments. Additionally, EITF 03-01 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, FASB delayed the accounting provisions of EITF 03-01; however the disclosure requirements remain effective for annual reports ending after June 15, 2004. WPCC will evaluate the impact of EITF 03-01 once final guidance is issued.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Because the majority of our assets are sensitive to changes in interest rates, our most significant form of market risk is interest rate risk. An effective asset/liability management process must balance the risks and rewards from both short and long-term interest rate risks in determining management strategy and action. The primary goal of managing this risk is to maximize net income (short-term risk) and net economic value (long-term risk) over time in changing interest rate environments.

The following table summarizes the estimated market values of the Company’s interest-sensitive assets at December 31, 2004 and 2003, and the projected change to market values if interest rates instantaneously increase or decrease by 100 basis points. The Company had no interest-sensitive liabilities at December 31, 2004 and 2003.

			Estimated Market Value Impact
(In thousands)	Amortized Cost	Market Value	-100 BP	+100 BP

At December 31, 2004
Mortgage-backed securities	$20,688	20,709	524	(664)
Variable-rate residential loans	125,924	125,100	1,635	(1,878)
Fixed-rate residential loans	348,895	354,998	6,929	(12,522)

At December 31, 2003
Mortgage-backed securities	$45,128	46,116	1,138	(1,513)
Variable-rate residential loans	152,098	152,310	2,448	(2,545)
Fixed-rate residential loans	274,780	284,081	6,771	(10,852)

Interest-sensitive assets, when impacted by a minus 100 basis point rate change, results in a favorable $9.1 million change in market values for 2004 compared to a favorable $10.4 million market value change in 2003. These changes represent 1.8% of interest-sensitive assets in 2004 and 2.1% in 2003. A plus 100 basis point rate change results in an unfavorable $15.1 million, or 3.0%, change in 2004, compared to an unfavorable $14.9 million or 3.1%, change in 2003.

Based on the Company’s asset/liability mix at December 31, 2004, management estimates that a gradual 200 basis point increase in interest rates would increase net income over the next twelve months by 3.0%. A gradual 100 basis point decline in interest rates is projected to decrease net income by 3.6%. These estimates assume that management takes no action to mitigate any negative effects from changing interest rates.

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

These assumptions are inherently uncertain and, as a result, the simulation analyses cannot precisely estimate the impact that higher or lower rate environments will have on net income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes, changes in cash flow patterns and market conditions, as well as changes in management’s strategies. Management believes that Webster’s interest-rate risk position at December 31, 2004, represents a reasonable level of risk.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Accounting Firm

The Board of Directors and Shareholders of
Webster Preferred Capital Corporation

We have audited the accompanying statements of condition of Webster Preferred Capital Corporation (a subsidiary of Webster Bank, N.A.) as of December 31, 2004 and 2003, and the related statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Webster Preferred Capital Corporation as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Hartford, Connecticut
March 10, 2005

WEBSTER PREFERRED CAPITAL CORPORATION

STATEMENTS OF CONDITION

	At December 31,
(Dollars in thousands, except per share data)	2004	2003

Assets

Cash	$10,325	11,976
Interest-bearing deposits	29,000	52,000
Mortgage-backed securities available for sale, at fair value (Note 2)	20,709	46,116
Residential mortgage loans, net (Note 3)	475,879	426,251
Accrued interest receivable	280	351
Other real estate owned	—	104
Prepaid expenses and other assets	1,153	1,673

Total assets	$537,346	538,471

Liabilities and Shareholders’ Equity

Accrued dividends payable	$180	180
Accrued expenses and other liabilities	6	56

Total liabilities	186	236

Shareholders’ Equity

Series B 8.625% cumulative redeemable preferred stock, liquidation preference $10 per share; par value $1.00 per share; 1,000,000 shares authorized, issued and outstanding (Note 4)	1,000	1,000
Common stock, par value $.01 per share; 1,000 shares authorized, 100 shares issued and outstanding	1	1
Paid-in capital	538,799	538,799
Distributions in excess of accumulated earnings	(2,661)	(2,553)
Accumulated other comprehensive income	21	988

Total shareholders’ equity	537,160	538,235

Total liabilities and shareholders’ equity	$537,346	538,471

See accompanying notes to financial statements.

WEBSTER PREFERRED CAPITAL CORPORATION

STATEMENTS OF INCOME

	Years Ended December 31,
(In thousands, except per share data)	2004	2003	2002

Interest income:
Loans (Note 5)	$24,206	22,989	31,161
Securities and interest-bearing deposits	2,244	5,260	11,094

Total interest income	26,450	28,249	42,255

Provision for loan losses (Note 3)	—	—	—

Interest income after provision for loan losses	26,450	28,249	42,255

Noninterest income:
Gain on sale of securities	536	268	—

Noninterest expenses:
Advisory fee expense paid to parent (Note 6)	195	195	186
Other noninterest expense	204	134	124

Total noninterest expense	399	329	310

Net income (Note 7)	26,587	28,188	41,945
Preferred stock dividends	863	863	863

Net income available to common shareholder	$25,724	27,325	41,082

Net income per common share:
Basic and diluted	$257,244	273,254	410,816

STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
(In thousands)	2004	2003	2002

Net income	$26,587	28,188	41,945

Other comprehensive (loss) income:
Unrealized net holding (loss) gain on securities available for sale arising during the year	(431)	(2,973)	3,017

Reclassification adjustment for gains realized during the year	(536)	(268)	—

Other comprehensive (loss) income	(967)	(3,241)	3,017

Comprehensive income	$25,620	24,947	44,962

See accompanying notes to financial statements.

WEBSTER PREFERRED CAPITAL CORPORATION

STATEMENTS OF SHAREHOLDERS’ EQUITY

				Distributions	Accumulated
				in Excess of	Other
	Preferred	Common	Paid-In	Accumulated	Comprehensive
(In thousands, except per share data)	Stock	Stock	Capital	Earnings	Income	Total

Balance, December 31, 2001	$1,000	1	928,799	(2,586)	1,212	928,426

Net income for 2002	—	—	—	41,945	—	41,945
Net unrealized gain on available for sale securities	—	—	—	—	3,017	3,017
Dividends declared and paid:
Return of capital dividend on common stock	—	—	(300,000)	—	—	(300,000)
Common stock ($415,330 per share)	—	—	—	(41,533)	—	(41,533)
Preferred stock series B	—	—	—	(863)	—	(863)

Balance, December 31, 2002	1,000	1	628,799	(3,037)	4,229	630,992

Net income for 2003	—	—	—	28,188	—	28,188
Net unrealized loss on available for sale securities	—	—	—	—	(3,241)	(3,241)
Dividends declared and paid:
Return of capital dividend on common stock	—	—	(90,000)	—	—	(90,000)
Common stock ($268,414 per share)	—	—	—	(26,841)	—	(26,841)
Preferred stock series B	—	—	—	(863)	—	(863)

Balance, December 31, 2003	1,000	1	538,799	(2,553)	988	538,235

Net income for 2004	—	—	—	26,587	—	26,587
Net unrealized loss on available for sale securities	—	—	—	—	(967)	(967)
Dividends declared and paid:
Common stock ($258,319 per share)	—	—	—	(25,832)	—	(25,832)
Preferred stock series B	—	—	—	(863)	—	(863)

Balance, December 31, 2004	$1,000	1	538,799	(2,661)	21	537,160

See accompanying notes to financial statements.

WEBSTER PREFERRED CAPITAL CORPORATION

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In thousands)	2004	2003	2002

Operating Activities:
Net income	$26,587	28,188	41,945
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization	570	925	902
Gain on sale of securities	(536)	(268)	—
Decrease in accrued interest receivable	71	841	2,370
Decrease in total liabilities	(50)	(9)	(1)
Decrease (increase) in prepaid expenses and other assets	520	(150)	4,859

Net cash provided by operating activities	27,162	29,527	50,075

Investing Activities:
Purchase of mortgage-backed securities	—	(30,530)	—
Principal repayments on mortgage-backed securities	9,270	81,874	51,614
Proceeds from sales of mortgage-backed securities	15,600	9,248	—
Decrease short-term investments	23,000	58,500	57,000
Purchase of loans	(145,900)	(195,140)	—
Principal repayments of loans, net	95,817	147,734	207,957
Proceeds from other real estate owned sales	95	175	192

Net cash (used) provided by investing activities	(2,118)	71,861	316,763

Financing Activities:
Dividends paid on common and preferred stock	(26,695)	(27,704)	(42,396)
Return of capital dividend	—	(90,000)	(300,000)

Net cash used by financing activities	(26,695)	(117,704)	(342,396)

(Decrease) increase in cash and cash equivalents	(1,651)	(16,316)	24,442
Cash and equivalents at beginning of year	11,976	28,292	3,850

Cash and equivalents at end of year	$10,325	11,976	28,292

Supplemental Schedule of Non-Cash Investing Activity:
Transfer of residential mortgage loans to other real estate owned	$60	200	183

See accompanying notes to financial statements

WEBSTER PREFERRED CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 1: Summary of Significant Accounting Policies

a) Business

Webster Preferred Capital Corporation (the “Company”) is a Connecticut corporation incorporated in March 1997 and a subsidiary of Webster Bank, N.A., which is a wholly-owned subsidiary of Webster Financial Corporation (“Webster”). The Company acquires, holds and manages real estate mortgage assets (“mortgage assets”). As of December 31, 2004, mortgage assets owned by the Company consisted of whole loans secured by first mortgages or deeds of trusts on single family (one-to-four unit) residential real estate properties (“residential mortgage loans”), located primarily in Connecticut and mortgage-backed securities, secured by these same type of loans, located throughout the country.

The Company has elected to be treated as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”), and will generally not be subject to federal income tax to the extent that it distributes its earnings to its stockholders and maintains its qualification as a REIT. All of the shares of the Company’s common stock, par value $0.01 per share, are owned by Webster Bank, which is a federally-chartered and federally-insured commercial bank. Webster Bank has indicated to the Company that, for as long as any of the Company’s preferred shares are outstanding, Webster Bank intends to maintain direct ownership of 100% of the outstanding common stock of the Company.

b) Basis of Financial Statement Presentation

The financial statements have been prepared in conformity with U.S. generally accepted accounting principles. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amount of assets and liabilities, and disclosure of contingent assets and liabilities, as of the date of the financial statements, and revenues and expenses for the periods presented. The actual results of the Company could differ from those estimates. An example of a material estimate that is susceptible to near-term changes is the allowance for loan losses.

c) Loans

Loans are stated at the principal amounts outstanding, net of deferred loan fees and/or costs and an allowance for loan losses. Interest on loans is credited to income as earned based on the rate applied to principal amounts outstanding. Interest which is more than 90 days past due is not accrued. Such interest ultimately collected, if any, is credited to income in the period received. Loan origination fees, net of certain direct origination costs, and premiums and discounts on loans purchased are recognized in interest income over the lives of the loans using a method approximating the interest method. Servicing fees paid to the Servicer are charged against interest income.

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

g) Net Income Per Common Share

Basic net income per common share is calculated by dividing net income available to common shareholders by the weighted-average number of shares of common stock outstanding. Diluted net income per common share is calculated by dividing net income available to common shareholders by the weighted-average diluted common shares. The Company has no dilutive items. The weighted-average number of shares used in the computation of basic and diluted earnings per common share for the years ended December 31, 2004, 2003 and 2002 was 100.

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

j) Reclassification

Certain 2003 financial statement balances as previously reported have been reclassified to conform to the 2004 financial statement presentation.

Note 2: Mortgage-Backed Securities Available for Sale

The following table sets forth certain information regarding the mortgage-backed securities:

	Amortized	Unrealized	Unrealized	Estimated
(In thousands)	Cost	Gains	Losses	Fair Value

December 31, 2004
Available for sale portfolio	$20,688	21	—	20,709

December 31, 2003
Available for sale portfolio	$45,128	988	—	46,116

During 2004, mortgage-backed securities were sold for $15.6 million producing a net gain of $536,000. One fixed mortgage-backed security was sold for $9.2 million generating a net gain of $268,000 during 2003. There were no sales of mortgage-backed securities for the year ending December 31, 2002.

Note 3: Residential Mortgage Loans, Net

A summary of residential mortgage loans, net, by type and original maturity follows:

	At December 31,
(In thousands)	2004	2003

Fixed-rate loans:
15 yr. loans	$63,747	71,217
20 yr. loans	8,083	8,261
25 yr. loans	4,037	4,414
30 yr. loans	273,028	190,888

Total fixed-rate loans	348,895	274,780

Variable-rate loans:
15 yr. loans	1,009	2,351
20 yr. loans	5,246	3,176
25 yr. loans	1,382	1,843
30 yr. loans	118,287	144,728

Total variable-rate loans	125,924	152,098

Total residential mortgage loans	474,819	426,878

Premiums and deferred fees on loans, net	3,082	1,479
Less: allowance for loan losses	(2,022)	(2,106)

Residential mortgage loans, net	$475,879	426,251

A detail of the change in the allowance for loan losses follows:

	Years Ended December 31,
(In thousands)	2004	2003	2002

Balance at beginning of year	$2,106	2,106	2,139
Provision charged to operations	—	—	—
Charge-offs	(84)	—	(33)

Balance at end of year	$2,022	2,106	2,106

No loans were considered impaired at either December 31, 2004 or 2003. Nonaccrual loans totaled $179,000 and $358,000 at December 31, 2004 and 2003, respectively.

Note 4 : Redeemable Preferred Stock

In December 1997, 1 million shares of Series B 8.625% cumulative redeemable preferred stock was sold raising $10.0 million, less expenses. The Series B preferred stock was not redeemable prior to January 15, 2003, except upon the occurrence of a specified tax event. The redemption is at the option of the Company, which has no current plans to redeem the preferred stock.

Note 5: Servicing

The mortgage loans owned by the Company are serviced by Webster Bank pursuant to the terms of a servicing agreement. Webster Bank in its role as servicer under the terms of the servicing agreement is herein referred to as the “Servicer.” The Servicer receives fees at an annual rate of (i) 8 basis points for fixed-rate loan servicing and collection, (ii) 8 basis points for variable-rate loan servicing and collection and (iii) 5 basis points for all other services to be provided, as needed, in each case based on the daily outstanding balances of all the Company’s loans for which the Servicer is responsible. The services provided to the Company by Webster Bank are at the level of a sub-servicing agreement. As such, the Company estimates that the fees paid to Webster Bank for servicing approximates fees that would be paid if the Company operated as an unaffiliated entity. Servicing fees paid for the years 2004, 2003 and 2002 were $355,000, $326,000 and $387,000, respectively. Servicing fees are included in interest income on the Statement of Income, as they are classified as a reduction in yield to the Company.

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

Note 6: Advisory Services

Advisory services are being provided pursuant to an agreement with Webster Bank to provide the Company with the following types of services: administer the day-to-day operations, monitor the credit quality of the mortgage assets, advise with respect to the acquisition, management, financing, and disposition of mortgage assets and provide the necessary executive administration, human resource, accounting and control, technical support, record keeping, copying, telephone, mailing and distribution, investment and funds management services. Webster Bank received an annual fee for advisory services provided to the Company of $195,000 in 2004 and 2003 and $186,000 in 2002. The Company estimates that the fees paid to Webster Bank for advisory services approximate fees that would be paid for such services if the Company were an unaffiliated entity.

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

Note 8: Summary of Estimated Fair Values of Financial Instruments

A summary of estimated fair values of financial instruments consist of the following:

	At December 31,
(In thousands)	2004		2003
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

Assets:
Cash	$10,325	10,325	11,976	11,976
Interest-bearing deposits	29,000	29,000	52,000	52,000
Mortgage-backed securities	20,709	20,709	46,116	46,116

Residential mortgages	477,901	480,098	428,357	436,391
Less: allowance for loan losses	(2,022)	(2,022)	(2,106)	(2,106)

Residential mortgages, net	475,879	478,076	426,251	434,285

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

Note 9: Selected Quarterly Financial Data (unaudited)

2004

(In thousands, except share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Net interest income	$6,402	6,687	6,666	6,695
Noninterest income	—	352	184	—
Noninterest expenses	120	144	58	77

Net income	6,282	6,895	6,792	6,618
Preferred dividends	216	215	216	216

Net income available to common shareholder	$6,066	6,680	6,576	6,402

Net income per common share
Basic and diluted	$60,660	66,800	65,760	64,024

2003

(In thousands, except share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Net interest income	$8,201	7,183	6,343	6,522
Noninterest income	—	—	—	268
Noninterest expenses	80	80	75	94

Net income	8,121	7,103	6,268	6,696
Preferred dividends	216	215	216	216

Net income available to common shareholder	$7,905	6,888	6,052	6,480

Net income per common share
Basic and diluted	$79,048	68,880	60,520	64,806

A copy of Webster Preferred Capital Corporation’s 2004 Annual Report will be provided to shareholders upon request.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

The Company has no changes in or disagreements with its independent registered public accounting firm on accounting and financial disclosures.

Item 9A. Disclosure Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2004. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commissions rules and forms.

There were no changes made in the Company’s internal controls over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

The Company has no disclosures required to be disclosed in a report on Form 8-K which has not been reported during the fourth quarter of 2004.

PART III

Item 10. Directors and Executive Officers of the Registrant

The Company’s Board of Directors currently consists of three members. Directors are elected for a one-year term. The Company currently has three officers and no other employees.

The persons who are current directors and executive officers of the Company are as follows:

Name	Age at December 31, 2004	Position and Offices Held
William T. Bromage	59	President and Director

Harriet Munrett Wolfe	51	Director

William J. Healy	60	Director

Gregory S. Madar	42	Senior Vice President, Treasurer
		and Assistant Secretary

John D. Benjamin	57	Senior Vice President and Secretary

The following is a summary of the experience of the officers and directors of the Company:

William T. Bromage was elected President and director of the Company during 2004. He is also Chief Operating Officer and a director of Webster and Webster Bank and Vice Chairman of Webster Bank. Mr. Bromage was elected President in April 2000 and Chief Operating Officer in January 2002. From September 1999 to April 2000, he served as Senior Executive Vice President — Business Banking and Corporate Development of Webster and Webster Bank. From May 1996 to August 1999, Mr. Bromage served as Executive Vice President — Business Banking of Webster and Webster Bank.

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

William J. Healy has been a director of the Company since 2001. He is also the Executive Vice President and Chief Financial Officer of Webster and Webster Bank, positions he has held since March 2001. Prior to joining Webster, Mr. Healy was Executive Vice President and Chief Financial Officer of Summit Bancorp, a bank holding company in Princeton, NJ.

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

Audit Committee Matters

The entire Board of Directors serves as the audit committee of the Company. The Company, as an indirect subsidiary of Webster Financial Corporation (NYSE: WBS), is relying on the exemption provided in Section10A-3(c)(2) of the Securities Exchange Act of 1934.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors and executive officers and persons who own more than 10% of its Series B Preferred Stock to file with the SEC initial reports of ownership of the Company’s equity securities and to file subsequent reports when there are changes in such ownership. Based on a review of reports submitted to the Company, the Company believes that during the fiscal year ended December 31, 2004, all Section 16(a) filing requirements applicable to the Company’s officers, directors and more than 10% owners were complied with on a timely basis.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of February 28, 2005, the number and percentage of the outstanding shares of either our Common Stock or Series B Preferred Stock beneficially owned by (i) all persons known by the Company to own more than five percent of such shares, (ii) each director of the Company, and (iii) each executive officer of the Company, and (iv) all executive officers and directors of the Company as group.

Amount of
Name and Address of Beneficial	Beneficial
Owner	Ownership	Percent of Class of Outstanding Shares
Webster Bank 145 Bank Street Waterbury, CT 06702	100 shares	Common – 100%

William T. Bromage President and Director	-0-	-0-

Harriet Munrett Wolfe Director	-0-	-0-

William J. Healy Director	-0-	-0-

Gregory S. Madar Senior Vice President, Treasurer and Assistant Secretary	300 shares	Series B Preferred Stock*

John D. Benjamin Senior Vice President and Secretary	-0-	-0-

All Officers and Directors as a group	300 shares	Series B Preferred Stock*

*	Less then one percent

Item 13. Certain Relationships and Related Transactions

The Company is organized as a subsidiary of Webster Bank, is controlled by and through advisory and servicing agreements and is totally reliant on Webster Bank. The Company’s Board of Directors consists entirely of Webster Bank employees and, through the advisory and servicing agreements, Webster Bank and its affiliates are involved in every aspect of the Company’s existence. Webster Bank administers the day-to-day activities of the Company in its role as Advisor under the Advisory Agreement and acts as Servicer of the Company’s Mortgage Loans under the Servicing Agreement. In addition, all of the officers of the Company are also officers of Webster Bank. As the holder of all of the outstanding voting stock of the Company, Webster Bank generally will have the right to elect all of the directors of the Company. For a description of the fees Webster Bank is entitled to receive under the advisory and servicing agreements, see Notes 5 and 6 to the Company’s Financial Statements included as part of Items 8 and 11.

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

Item 14. Principal Accountant Fees and Services

Audit and Non-Audit Fees

The following table presents fees for professional audit services rendered by KPMG LLP for the audit of the Company’s annual financial statements for the years ended December 31, 2004 and December 31, 2003 and fees billed for other services rendered by KPMG LLP during those periods.

	2004	2003
Audit Fees (1)	$26,800	25,000
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

Total	$26,800	25,000

(1)	Audit Fees consist of fees billed for professional services rendered for the audit of the Company’s consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by KPMG LLP in connection with statutory and regulatory filings or engagements.

Before the independent accountant is engaged by the Company to render audit or non-audit services, the engagement is approved by the Company’s Board of Directors.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) The financial statements of the registrant are included in Item 8 of Part II of the report.

(a)(2) There are no financial statement schedules which are required to be filed as part of this form.

(a)(3) The exhibits listed below are either filed as part of this report or are incorporated by reference.

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Webster Preferred Capital Corporation (the “Company”) (incorporated herein by reference from Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

3.3	Certificate of Amendment for the Series B 8.625% Cumulative Redeemable Preferred Stock of the Company (incorporated herein by reference from Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

3.4	Amended and Restated By-Laws of the Company (incorporated herein by reference from Exhibit 3.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

4.2	Specimen of certificate representing the Series B 8.625% Cumulative Redeemable Preferred Stock of the Company (incorporated herein by reference from Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

10.1	Mortgage Assignment Agreement, made as of March 17, 1997, by and between Webster Bank and the Company (incorporated herein by reference from Exhibit 10.1 to the Company’s Registration Statement on Form S-11 (File No. 333-38685) filed with the Securities and Exchange Commission (the “SEC”) on October 24, 1997).

10.2	Master Service Agreement, dated March 17, 1997, between Webster Bank and the Company (incorporated herein by reference from Exhibit 10.2 to the Company’s Registration Statement on Form S-11 (File No. 333-38685) filed with the SEC on October 24, 1997).

10.3	Advisory Service Agreement, made as of October 20, 1997, by and between Webster Bank and the Company (incorporated herein by reference from Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

31.1	Certificate of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Written Statement pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Principal Executive Officer.

32.2	Written Statement pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Principal Financial Officer.

(b)	See (a) (3) for a list of all exhibits filed herewith or incorporated by reference.

(c)	There are no financial statements or financial statement schedules which were excluded from this Report which are required to be included herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEBSTER PREFERRED CAPITAL CORPORATION

Registrant

BY:	/s/ William T. Bromage

William T. Bromage, President and Director

Date: March 10, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 10, 2005.

By:	/s/ William T. Bromage

William T. Bromage, President and Director
(Principal Executive Officer)

By:	/s/ Gregory S. Madar

Gregory S. Madar, Senior Vice President,
Treasurer and Assistant Secretary
(Principal Financial and Accounting Officer)

By:	/s/ William J. Healy

William J. Healy, Director

By:	/s/ Harriet M. Wolfe

Harriet Munrett Wolfe, Director