Form 10-Q
period 2005-03-31
WEBSTER PREFERRED CAPITAL CORP
filed 2005-05-09
CIK 1047865

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarter ended March 31, 2005

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission File Number: 0-23513

WEBSTER PREFERRED CAPITAL CORPORATION

(Exact name of registrant as specified in its charter)

Connecticut	06-1478208
(State or other jurisdiction of	(I. R. S. Employer
incorporation or organization)	Identification Number)

145 Bank Street, Waterbury, Connecticut	06702
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (203) 465-4329

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

The number of shares outstanding of each of the registrant’s classes of common stock, as of April 30, 2005 is: 100 shares.

WEBSTER PREFERRED CAPITAL CORPORATION

WEBSTER PREFERRED CAPITAL CORPORATION

Item 1. Interim Financial Statements

STATEMENTS OF CONDITION
(unaudited)

(Dollars in thousands, except share and per share data)	March 31, 2005	December 31, 2004

Assets

Cash	$1,378	10,325
Interest-bearing deposits	67,500	29,000
Mortgage-backed securities available for sale, at fair value (Note 2)	19,608	20,709
Residential mortgage loans, net (Note 3)	452,394	475,879
Accrued interest receivable	245	280
Prepaid expenses and other assets	1,647	1,153

Total assets	$542,772	537,346

Liabilities and Shareholders’ Equity

Accrued dividends payable	$180	180
Accrued expenses and other liabilities	51	6

Total liabilities	231	186

Shareholders’ Equity

Series B 8.625% cumulative redeemable preferred stock, liquidation preference $10 per share; par value $1.00 per share:
1,000,000 shares authorized, issued and outstanding	1,000	1,000
Common stock, par value $.01 per share:
Authorized — 1,000 shares
Issued and outstanding - 100 shares	1	1
Paid-in capital	538,799	538,799
Retained earnings (distributions in excess of accumulated earnings)	3,037	(2,661)
Accumulated other comprehensive (loss) income	(296)	21

Total shareholders’ equity	542,541	537,160

Total liabilities and shareholders’ equity	$542,772	537,346

See accompanying notes to interim financial statements.

WEBSTER PREFERRED CAPITAL CORPORATION

STATEMENTS OF INCOME
(unaudited)

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2005	2004

Interest income:
Loans (Note 4)	$6,147	5,656
Securities and short-term investments	523	746

Total interest income	6,670	6,402

Noninterest expense:
Advisory fee to parent	49	49
Other	8	71

Total noninterest expense	57	120

Net income	6,613	6,282
Preferred stock dividends	216	216

Net income available to common shareholder	$6,397	6,066

Net income per common share:
Basic and diluted	$63,970	60,660

STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended March 31,
(In thousands)	2005	2004

Net income	$6,613	6,282

Other comprehensive (loss) income:
Unrealized net holding (loss) gain on securities available for sale arising during the period	(317)	164

Comprehensive income	$6,296	6,446

See accompanying notes to interim financial statements.

WEBSTER PREFERRED CAPITAL CORPORATION

STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
(In thousands)	2005	2004

Cash flow from operating activities:
Net income	$6,613	6,282
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization and accretion	232	112
Decrease in accrued interest receivable	35	116
Increase in accrued liabilities	45	10
(Increase) decrease in prepaid expenses and other assets	(494)	431

Net cash provided by operating activities	6,431	6,951

Cash flow from investing activities:
Principal repayments on mortgage-backed securities	767	3,258
Principal repayments of loans	23,270	17,442
Increase in short-term investments	(38,500)	(37,500)

Net cash used by investing activities	(14,463)	(16,800)

Cash flow from financing activities:
Dividends paid on common and preferred stock	(915)	(1,021)

Decrease in cash and cash equivalents	(8,947)	(10,870)
Cash and cash equivalents at beginning of period	10,325	11,976

Cash and cash equivalents at end of period	$1,378	1,106

See accompanying notes to interim financial statements.

WEBSTER PREFERRED CAPITAL CORPORATION

NOTES TO INTERIM FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

The accompanying interim financial statements represent the accounts of Webster Preferred Capital Corporation (the “Company” or “WPCC”) and have been prepared in conformity with U.S. generally accepted accounting principles. The statements include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All adjustments were of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results which may be expected for the year as a whole. These interim financial statements should be read in conjunction with the financial statements and notes thereto included in WPCC’s 2004 Annual Report on Form 10-K.

NOTE 2: MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE

The following table sets forth certain information regarding the mortgage-backed securities:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(In thousands)	Cost	Gains	Losses	Fair Value

March 31, 2005 Available for Sale Portfolio	$19,904	—	296	19,608

December 31, 2004 Available for Sale Portfolio	$20,688	21	—	20,709

At March 31, 2005 and December 31, 2004, all mortgage-backed securities available for sale were issued by government agencies or government-sponsored enterprises. There were no sales of mortgage-backed securities during the three months ended March 31, 2005 and 2004.

WEBSTER PREFERRED CAPITAL CORPORATION

NOTES TO INTERIM FINANCIAL STATEMENTS (continued)

NOTE 3: RESIDENTIAL MORTGAGE LOANS, NET

A summary of the Company’s residential mortgage loans by type and original maturity follows:

(In thousands)	March 31, 2005	December 31, 2004

Fixed-rate loans:
15 yr. loans	$59,270	63,747
20 yr. loans	7,815	8,083
25 yr. loans	3,886	4,037
30 yr. loans	262,296	273,028

Total fixed-rate loans	333,267	348,895

Variable-rate loans:
15 yr. loans	941	1,009
20 yr. loans	5,202	5,246
25 yr. loans	1,357	1,382
30 yr. loans	110,782	118,287

Total variable-rate loans	118,282	125,924

Total residential mortgage loans	451,549	474,819

Premiums and deferred costs on loans, net	2,867	3,082
Less: allowance for loan losses	(2,022)	(2,022)

Residential mortgage loans, net	$452,394	475,879

As of March 31, 2005, 73.8% of the Company’s residential mortgage loans are fixed-rate loans and 26.2% are adjustable-rate loans.

A detail of the change in the allowance for loan losses follows:

	Three Months Ended March 31,
(In thousands)	2005	2004

Balance at beginning of period	$2,022	2,106
Charge-offs	—	(74)

Balance at end of period	$2,022	2,032

WEBSTER PREFERRED CAPITAL CORPORATION

NOTES TO INTERIM FINANCIAL STATEMENTS (continued)

NOTE 4: SERVICING

The mortgage loans owned by the Company are serviced by Webster Bank, National Association (“Webster Bank”) pursuant to the terms of a servicing agreement. Webster Bank is the sole holder of the Company’s common stock. Webster Bank, in its role as servicer under the terms of the servicing agreement, is herein referred to as the “Servicer”. The Servicer receives fees at an annual rate of (i) 8 basis points for fixed-rate loan servicing and collection, (ii) 8 basis points for variable-rate loan servicing and collection and (iii) 5 basis points for all other services to be provided, as needed, in each case based on the daily outstanding balances of all the Company’s loans for which the Servicer is responsible. The Company estimates that the fees paid to Webster Bank for servicing approximate fees that would be paid if the Company operated as an unaffiliated entity. Servicing fees paid for the three months ended March 31, 2005 and 2004 were $84,000 in each period. Servicing fees are reflected as a charge against interest income on the Statements of Income, as they are classified as a reduction in yield to the Company.

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

WEBSTER PREFERRED CAPITAL CORPORATION

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The Company is a subsidiary of Webster Bank and has elected to be treated as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”). The Company will generally not be subject to federal income tax for as long as it maintains its qualification as a REIT, requiring among other things, that it currently distribute to stockholders at least 90% of its “REIT taxable income” (not including capital gains and certain items of noncash income). The following discussion of the Company’s financial condition and results of operations should be read in conjunction with the Company’s financial statements and other financial data included elsewhere herein and in conjunction with the Company’s 2004 Annual Report on Form 10-K.

Forward Looking Statements

This report contains forward looking statements within the meaning of the Securities Exchange Act of 1934, as amended. Actual results, performance or developments may differ materially from those expressed or implied by such forward-looking statements as a result of market uncertainties and other factors. Some important factors that would cause actual results to differ from those in any forward-looking statements include changes in interest rates and the general economy in the Connecticut market area where a substantial portion of the real estate securing the Company’s loans are located, legislative and regulatory changes, changes in tax laws and policies, and changes in accounting policies, principles or guidelines. Such developments could have an adverse impact on the Company’s financial position and results of operations. An example of such a forward-looking statement is the “Quantitative and Qualitative Disclosures About Market Risk” section in Management’s Discussion and Analysis. Except as required by law, the Company does not undertake to update forward looking information.

Summary

WPCC’s net income increased to $6.6 million for the three months ended March 31, 2005 from $6.3 million during the same period a year earlier due to the following factors:

•	For the first three months of 2005, average earning assets increased $2.2 million from the same period a year earlier as the result of loan purchases during 2004.

•	The yield on earning assets increased for the three months ended March 31, 2005 to 4.95% from 4.77%. The downward repricing of adjustable rate mortgages combined with the lower replacement yield on new mortgage assets combined to decrease the return on mortgage-related assets. The overall yield for the first quarter increased due to a higher percentage of higher yielding mortgage loans in the current first quarter than a year ago.

Changes in Financial Condition

Total assets, consisting primarily of residential mortgage loans were $542.8 million at March 31, 2005, an increase of $5.4 million from $537.4 million at December 31, 2004. Residential mortgage loans decreased $23.5 million as a result of prepayments. These cash flows were generally replaced with the purchase of interest-bearing deposits. Shareholders’ equity increased to $542.5 million at March 31, 2005 from $537.2 million at December 31, 2004, due primarily to the net income earned during for the first three months of 2005.

Asset Quality

The Company maintains asset quality by investing in residential real estate loans that have been conservatively underwritten and by aggressively managing nonperforming assets. At March 31, 2005, residential real estate loans comprised the entire loan portfolio. All such residential loans were purchased from Webster Bank. The Company also invests in government agency or government-sponsored enterprise issued mortgage-backed securities and short-term jumbo certificates of deposit.

WEBSTER PREFERRED CAPITAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS (continued)

The following table details the Company’s nonperforming assets:

	March 31,	December 31,
(In thousands)	2005	2004

Loans accounted for on a nonaccrual basis:
Residential variable-rate loans	$ —	179

Total nonperforming loans and assets	$ —	179

At March 31, 2005 and December 31, 2004, the allowance for loan losses was approximately $2.0 million. Management believes that the allowance for loan losses is adequate to cover probable losses inherent in the current portfolio.

Liquidity and Capital Resources

The primary sources of liquidity for the Company are principal and interest payments from the residential mortgage loans and mortgage-backed securities portfolios. The primary uses of liquidity are purchases of residential mortgage loans and mortgage-backed securities and the payment of dividends on the common and preferred stock.

While scheduled loan amortization, maturing securities, short-term investments and securities repayments are predictable sources of funds, loan and mortgage-backed security prepayments can vary greatly and are influenced by factors such as general interest rates, economic conditions and competition. One of the inherent risks of investing in loans and mortgage-backed securities is the possibility that prepayments of principal prior to maturity will occur at rates different than those estimated at the time of purchase. The principal factor affecting these prepayments is changes in market interest rates.

In the unlikely event that principal and interest payments on its mortgage assets are insufficient to meet its operating needs, WPCC has the ability to raise additional funds. WPCC’s mortgage-backed securities, which total $19.6 million at March 31, 2005, would supply adequate collateral for borrowings through repurchase agreements. In addition, its residential mortgage loans are underwritten to meet secondary market requirements and could easily be sold or securitized as mortgage-backed securities and used as borrowing collateral.

Asset/Liability Management

The goal of the Company’s asset/liability management policy is to manage interest rate risk so as to maximize net interest income over time in changing interest rate environments while maintaining acceptable levels of market risk. The Company prepares estimates of the level of prepayments and the effect of such prepayments on the level of future earnings due to reinvestment of funds at rates different than those that currently exist. The Company is unable to predict future fluctuations in interest rates. The market values of the Company’s financial assets are sensitive to fluctuations in market interest rates. The market values of fixed-rate loans and mortgage-backed securities tend to decline in value as

WEBSTER PREFERRED CAPITAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS (continued)

interest rates rise. If interest rates decrease, the market value of loans and mortgage-backed securities generally will tend to increase with the level of prepayments also normally increasing. The interest income earned on the Company’s variable-rate interest-sensitive instruments, which are primarily variable-rate mortgage loans, may change due to changes in quoted interest rate indices. The variable-rate mortgage loans generally reprice based on a stated margin over U.S. Treasury Securities indices of varying maturities, the terms of which are established at the time that the loan is closed. At March 31, 2005, 26.2% of the Company’s residential mortgage loans were variable-rate loans.

Results of Operations

For the three months ended March 31, 2005, the Company reported an increase in net income of 5.3% to $6.6 million, compared to the three months ended March 31, 2004, which amounted to $6.3 million.

The following table shows the major categories of average interest-earning assets, together with their respective interest income and the rates earned by the Company:

	Three Months Ended			Three Months Ended
	March 31, 2005			March 31, 2004
	Average	Interest	Average	Average	Interest	Average
(In thousands)	Balance	Income	Yield	Balance	Income	Yield

Mortgage loans	$471,352	6,147	5.22%	$423,648	5,656	5.34%
Mortgage-backed securities (a)	20,219	232	4.59	42,862	569	5.31
Short-term investments	47,114	291	2.47	70,005	177	1.01

Total	$538,685	6,670	4.95%	$536,515	6,402	4.77%

(a) Unrealized net gains are excluded from average balance

The increase in interest income for the current three month period of $268 thousand, as compared to a year earlier was due to an increase in average yields and a rebalancing of interest-earning assets.

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

	Three Months Ended March 31,
	2005 v. 2004
	Increase (Decrease) due to
(In thousands)	Rate	Volume	Total

Interest on interest-earning assets:
Mortgage loans	$(134)	625	491
Mortgage-backed securities	(69)	(268)	(337)
Short-term investments	187	(73)	114

Net change in net interest income	$(16)	284	268

There were no provisions for loan losses for the three months ended March 31, 2005 and 2004.

There were no purchases or sales of mortgage-backed securities for the three months ended March 31, 2005 and 2004.

WEBSTER PREFERRED CAPITAL CORPORATION

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following table summarizes the estimated market value of the Company’s interest-sensitive assets at March 31, 2005 and December 31, 2004 and the projected change to market values if interest rates instantaneously increase or decrease by 100 basis points.

			Estimated Market Value Impact
(In thousands)	Amortized Cost	Market Value	-100 BP	+100 BP

At March 31, 2005
Interest sensitive assets:
Mortgage-backed securities	$19,904	19,608	296	(296)
Variable-rate residential loans	118,282	116,521	309	(3,375)
Fixed-rate residential loans	333,267	334,810	10,418	(11,826)

Total			$11,023	(15,497)

At December 31, 2004
Interest sensitive assets:
Mortgage-backed securities	$20,688	20,709	524	(664)
Variable-rate residential loans	125,924	125,100	1,635	(1,878)
Fixed-rate residential loans	348,895	354,998	6,929	(12,522)

Total			$9,088	(15,064)

Interest-sensitive assets, when impacted by an instantaneous 100 basis point rate decrease results in a projected increase in net market value of $11.0 million at March 31, 2005 compared to a projected increase of $9.1 million at December 31, 2004. These changes in net market value represent 2.3% of interest-sensitive assets at March 31, 2005 and 1.8% at December 31, 2004. Interest-sensitive assets, when impacted by an instantaneous 100 basis point rate increase results in a projected decrease in net market value of $15.5 million at March 31, 2005 compared to a projected decrease of $15.1 million at December 31, 2004. These changes in net market value represent 3.3% of interest-sensitive assets at March 31, 2005 and 3.0% at December 31, 2004. Changes in the projected net market value due to the instantaneous rate changes when comparing such amounts at March 31, 2005 and December 31, 2004 are a result of changes in outstanding balances of the assets, and do not represent a significant change since year end.

Based on the asset/liability mix at March 31, 2005, management estimates that a gradual 200 basis point increase in interest rates over a 12 month period would increase net income over that period by approximately 3.9%. A gradual 200 basis point decrease in interest rates is projected to decrease net income by approximately 7.6%. At December 31, 2004, a projected 200 basis point increase and a 100 basis point decrease in rates produced changes of 3.0% and 3.6%, respectively.

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

These assumptions are inherently uncertain and, as a result, the simulation analyses cannot precisely estimate the impact that higher or lower rate environments will have on net interest income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes, changes in cash flow patterns and market conditions, as well as changes in management’s strategies. Management believes that the Company’s interest rate risk position at March 31, 2005, represents a reasonable level of risk.

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

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable.

Item 5. Other Information

Not Applicable

Item 6. Exhibits

Exhibits

Exhibit Number		Description

3.	1	Amended and Restated Certificate of Incorporation of Webster Preferred Capital Corporation (the “Company”) (incorporated herein by reference from Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

3.	2	Certificate of Amendment for the Series B 8.625% Cumulative Redeemable Preferred Stock of the Company (incorporated herein by reference from Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

3.	3	Amended and Restated By-Laws of the Company (incorporated herein by reference from Exhibit 3.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

4.	1	Specimen of certificate representing the Series B 8.625% Cumulative Redeemable Preferred Stock of the Company (incorporated herein by reference from Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

31.	1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Principal Executive Officer.

31.	2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Principal Financial Officer.

32.	1	Written Statement pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Principal Executive Officer.

32.	2	Written Statement pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Principal Financial Officer.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEBSTER PREFERRED CAPITAL CORPORATION
Registrant

Date: May 9, 2005

	BY:	/s/ Gregory S. Madar

Gregory S. Madar, Senior Vice President, Treasurer & Assistant Secretary Principal Financial and Accounting Officer