Form 10-Q
period 2005-06-30
WEBSTER PREFERRED CAPITAL CORP
filed 2005-08-08
CIK 1047865

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarter ended June 30, 2005
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
Registrant’s telephone number, including area code: (203) 465-4364
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐.
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
Yes ☐ No ☑.
     The number of shares outstanding of each of the registrant’s classes of common stock, as of July 31, 2005 is: 100 shares.

WEBSTER PREFERRED CAPITAL CORPORATION

WEBSTER PREFERRED CAPITAL CORPORATION
Item 1. Interim Financial Statements
STATEMENTS OF CONDITION
(unaudited)

(Dollars in thousands, except share and per share data)	June 30, 2005	December 31, 2004
Assets

Cash	$1,129	10,325
Short-term investments	95,000	29,000
Mortgage-backed securities available for sale, at fair value (Note 2)	18,825	20,709
Residential mortgage loans (Note 3)	433,253	475,879
Accrued interest receivable	203	280
Prepaid expenses and other assets	993	1,153

Total assets	$549,403	537,346

Liabilities and Shareholders’ Equity

Accrued dividends payable	$180	180
Accrued expenses and other liabilities	12	6

Total liabilities	192	186

Shareholders’ Equity

Series B 8.625% cumulative redeemable preferred stock, liquidation preference $10 per share; par value $1.00 per share:
1,000,000 shares authorized, issued and outstanding	1,000	1,000
Common stock, par value $.01 per share:
Authorized — 1,000 shares
Issued and outstanding — 100 shares	1	1
Paid-in capital	538,799	538,799
Retained earnings (distributions in excess of retained earnings)	9,475	(2,661)
Accumulated other comprehensive (loss) income	(64)	21

Total shareholders’ equity	549,211	537,160

Total liabilities and shareholders’ equity	$549,403	537,346

See accompanying notes to interim financial statements.

WEBSTER PREFERRED CAPITAL CORPORATION
STATEMENTS OF INCOME
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share data)	2005	2004	2005	2004

Interest income:
Loans (Note 4)	$5,934	6,122	$12,081	11,778
Securities and short-term investments	798	565	1,321	1,311

Total interest income	6,732	6,687	13,402	13,089

Non interest income:
Gain on sale of securities	—	352	—	352

Noninterest expense:
Advisory fee to parent	60	49	109	98
Other	19	95	27	166

Total noninterest expense	79	144	136	264

Net income	6,653	6,895	13,266	13,177
Preferred stock dividends	215	215	431	431

Net income available to common shareholder	$6,438	6,680	$12,835	12,746

Net income per common share:
Basic and diluted	$64,380	66,800	$128,350	127,460
STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2005	2004	2005	2004

Net income	$6,653	6,895	$13,266	13,177

Other comprehensive income (loss):
Unrealized net holding gain (loss) on securities available for sale arising during the period	232	(849)	(85)	(686)
Reclassification adjustment for gains included in net income	—	(352)	—	(352)

Other comprehensive income (loss)	232	(1,201)	(85)	(1,038)

Comprehensive income	$6,885	5,694	$13,181	12,139

See accompanying notes to interim financial statements.

WEBSTER PREFERRED CAPITAL CORPORATION
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
(In thousands)	2005	2004

Cash flow from operating activities:
Net income	$13,266	13,177
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of securities	—	(352)
Net amortization and accretion	381	278
Decrease (increase) in accrued interest receivable	77	(18)
Increase in accrued liabilities	6	41
Decrease (increase) in prepaid expenses and other assets	160	(420)

Net cash provided by operating activities	13,890	12,706

Cash flow from investing activities:
Principal repayments on mortgage-backed securities	1,763	7,582
Purchase of loans	—	(95,121)
Principal repayments of loans	42,281	48,813
(Increase) decrease in short-term investments	(66,000)	5,000
Proceeds from sale of mortgage-backed securities	—	11,379
Proceeds of other real estate sold	—	95

Net cash used by investing activities	(21,956)	(22,252)

Cash flow from financing activities:
Dividends paid on common and preferred stock	(1,130)	(1,237)

Decrease in cash and cash equivalents	(9,196)	(10,783)
Cash and cash equivalents at beginning of period	10,325	11,976

Cash and cash equivalents at end of period	$1,129	1,193

Supplemental schedule of non cash transactions
Transfer of residential mortgage loans to other real estate owned	$—	60
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
NOTE 2: MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE
The following table sets forth certain information regarding the mortgage-backed securities:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(In thousands)	Cost	Gains	Losses	Fair Value

June 30, 2005
Available for Sale Portfolio	$18,889	—	(64)	18,825

December 31, 2004
Available for Sale Portfolio	$20,688	21	—	20,709

At June 30, 2005 and December 31, 2004, all mortgage-backed securities available for sale were issued by government agencies or government-sponsored enterprises. There were no sales of mortgage-backed securities during the six months ended June 30, 2005. During the six months ended June 30, 2004, mortgage-backed securities with a market value of $11.4 million were sold for a gain of $352,000.

WEBSTER PREFERRED CAPITAL CORPORATION
NOTES TO INTERIM FINANCIAL STATEMENTS (continued)

NOTE 3: RESIDENTIAL MORTGAGE LOANS
A summary of the Company’s residential mortgage loans by type and original maturity follows:

(In thousands)	June 30, 2005	December 31, 2004

Fixed-rate loans:
15 yr. loans	$56,183	63,747
20 yr. loans	7,529	8,083
25 yr. loans	3,860	4,037
30 yr. loans	255,685	273,028

Total fixed-rate loans	323,257	348,895

Variable-rate loans:
15 yr. loans	869	1,009
20 yr. loans	3,247	5,246
25 yr. loans	1,332	1,382
30 yr. loans	103,834	118,287

Total variable-rate loans	109,282	125,924

Total residential mortgage loans	432,539	474,819

Premiums and deferred costs on loans, net	2,736	3,082
Less: allowance for loan losses	(2,022)	(2,022)

Residential mortgage loans	$433,253	475,879

As of June 30, 2005, 74.7% of the Company’s residential mortgage loans are fixed-rate loans and 25.3% are adjustable-rate loans.
A detail of the change in the allowance for loan losses follows:

	Six Months Ended June 30,
(In thousands)	2005	2004

Balance at beginning of period	$2,022	2,106
Charge-offs	—	(84)

Balance at end of period	$2,022	2,022

WEBSTER PREFERRED CAPITAL CORPORATION
NOTES TO INTERIM FINANCIAL STATEMENTS (continued)

NOTE 4: SERVICING
The mortgage loans owned by the Company are serviced by Webster Bank, National Association (“Webster Bank”) pursuant to the terms of a servicing agreement. Webster Bank is the sole holder of the Company’s common stock. Webster Bank, in its role as servicer under the terms of the servicing agreement, is herein referred to as the “Servicer”. The Servicer receives fees at an annual rate of (i) 8 basis points for fixed-rate loan servicing and collection, (ii) 8 basis points for variable-rate loan servicing and collection and (iii) 5 basis points for all other services to be provided, as needed, in each case based on the daily outstanding balances of all the Company’s loans for which the Servicer is responsible. The Company estimates that the fees paid to Webster Bank for servicing approximate fees that would be paid if the Company operated as an unaffiliated entity. Servicing fees paid for the three and six months ended June 30, 2005 were $97,000 and $181,000 and for the three and six months ended June 30, 2004 were $88,000 and $172,000, respectively. Servicing fees are reflected as a charge against interest income on the Statements of Income, as they are classified as a reduction in yield to the Company.
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
Summary
WPCC’s net income declined to $6.7 million for the three months ended June 30, 2005 from $6.9 million during the same period a year earlier but increased to $13.3 million for the six months ended June 30, 2005 from $13.2 million during the same period a year earlier due to the following factors:
•	For the first six months of 2005, average mortgage loans increased $15.8 million from the previous year, due to the purchase of loans of $50.8 million during the second half of 2004.

•	The yield on earning assets increased for the six months ended June 30, 2005 to 4.94% from 4.77%. The downward repricing of adjustable rate mortgages combined with the lower replacement yield on new mortgage assets combined to decrease the return on mortgage-related assets. However, the overall yield increased since WPCC held a higher percentage of these higher yielding mortgage loans than a year ago.

WEBSTER PREFERRED CAPITAL CORPORATION
Results of Operations
For the three and six months ended June 30, 2005, the Company reported net income of $6.7 million and $13.3 million, compared to $6.9 million and $13.2 million for the same period in the previous year.
The primary factor in WPCC’s net income is its level of interest income. The following table shows the major categories of average interest-earning assets, together with their respective interest income and the rates earned by the Company:

		Three Months Ended			Three Months Ended
		June 30, 2005			June 30, 2004
	Average	Interest	Average	Average	Interest	Average
(In thousands)	Balance	Income	Yield	Balance	Income	Yield

Mortgage loans	$447,518	5,934	5.30%	$463,468	6,122	5.28%
Mortgage-backed securities (a)	19,231	217	4.51	32,881	399	4.85
Short-term investments	78,813	581	2.95	65,451	166	1.01

Total	$545,562	6,732	4.94%	$561,800	6,687	4.76%

		Six Months Ended			Six Months Ended
		June 30, 2005			June 30, 2004
	Average	Interest	Average	Average	Interest	Average
(In thousands)	Balance	Income	Yield	Balance	Income	Yield

Mortgage loans	$459,371	12,081	5.26%	$443,558	11,778	5.31%
Mortgage-backed securities (a)	19,722	449	4.55	37,871	968	5.11
Short-term investments	63,051	872	2.77	67,728	343	1.01

Total	$542,144	13,402	4.94%	$549,157	13,089	4.77%

(a)	Unrealized net gains (losses) are excluded from average balance
The increase in interest income for the current three and six month period of $45,000 and $313,000 as compared to a year earlier is due to an increase in average yields and a rebalancing of interest-earning assets.
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

	Three Months Ended June 30,			Six Months Ended June 30,
		2005 v. 2004			2005 v. 2004

	Increase (Decrease) due to			Increase (Decrease) due to
(In thousands)	Rate	Volume	Total	Rate	Volume	Total

Interest on interest-earning assets:
Mortgage loans	$23	(211)	(188)	$(114)	417	303
Mortgage-backed securities	(26)	(156)	(182)	(96)	(423)	(519)
Short-term investments	375	40	415	554	(25)	529

Net change in net interest income	$372	(327)	45	$344	(31)	313

There were no provisions for loan losses for the three and six months ended June 30, 2005 and 2004.
Changes in Financial Condition
Total assets, consisting primarily of residential mortgage loans, were $549.4 million at June 30, 2005, an increase of $12.1 million from $537.3 million at December 31, 2004 due to net income earned for the six months ended June 30, 2005. Residential mortgage loans decreased $42.6 million as a result of repayments. These cash flows were generally reinvested in interest-bearing deposits. Shareholders’ equity increased to $549.2 million at June 30, 2005 from $537.2 million at December 31, 2004, due primarily to the net income recorded for the first six months of 2005.
Asset Quality
The Company maintains asset quality by investing in residential real estate loans that have been conservatively underwritten and by aggressively managing nonperforming assets. At June 30, 2005, residential real estate loans comprised the entire loan portfolio. All such residential loans were purchased from Webster Bank. The Company also invests in government agency or government-sponsored enterprise issued mortgage-backed securities and short-term jumbo certificates of deposit.
The following table details the Company’s nonperforming assets:

(In thousands)	June 30, 2005	December 31, 2004

Loans accounted for on a nonaccrual basis:
Residential variable-rate loans	$—	179

Total nonperforming loans and assets	$—	179

At June 30, 2005 and December 31, 2004, the allowance for loan losses was approximately $2.0 million. Management believes that the allowance for loan losses is adequate to cover probable losses inherent in the current portfolio.

WEBSTER PREFERRED CAPITAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS (continued)

Liquidity and Capital Resources
The primary sources of liquidity for the Company are principal and interest payments from the residential mortgage loan and mortgage-backed securities portfolios. The primary uses of liquidity are purchases of residential mortgage loans and mortgage-backed securities and the payment of dividends on the common and preferred stock.
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
In the unlikely event that principal and interest payments on its mortgage assets are insufficient to meet its operating needs, WPCC has the ability to raise additional funds. WPCC’s mortgage-backed securities, which total $18.8 million at June 30, 2005, would supply adequate collateral for borrowings through repurchase agreements. In addition, its residential mortgage loans are underwritten to meet secondary market requirements and could easily be sold or securitized as mortgage-backed securities and used as borrowing collateral.
Asset/Liability Management
The goal of the Company’s asset/liability management policy is to manage interest rate risk so as to maximize net interest income over time in changing interest rate environments while maintaining acceptable levels of market risk. The Company prepares estimates of the level of prepayments and the effect of such prepayments on the level of future earnings due to reinvestment of funds at rates different than those that currently exist. The Company is unable to predict future fluctuations in interest rates. The market values of the Company’s financial assets are sensitive to fluctuations in market interest rates. The market values of fixed-rate loans and mortgage-backed securities tend to decline in value as interest rates rise. If interest rates decrease, the market value of loans and mortgage-backed securities generally will tend to increase with the level of prepayments also normally increasing. The interest income earned on the Company’s variable-rate interest-sensitive instruments, which are primarily variable-rate mortgage loans and short-term investments, may change due to changes in quoted interest rate indices. The variable-rate mortgage loans generally reprice based on a stated margin over U.S. Treasury Securities indices of varying maturities, the terms of which are established at the time that the loan is closed. At June 30, 2005, 25.3% of the Company’s residential mortgage loans were variable-rate loans. See Item 3 which follows for additional information on WPCC’s asset/liability position.

WEBSTER PREFERRED CAPITAL CORPORATION
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following table summarizes the estimated market value of the Company’s interest-sensitive assets (other than short-term investments that reprice frequently) at June 30, 2005 and December 31, 2004 and the projected change to market values if interest rates instantaneously increase or decrease by 100 basis points.

			Estimated Market Value Impact
(In thousands)	Amortized Cost	Market Value	-100 BP	+100 BP

At June 30, 2005
Interest sensitive assets:
Mortgage-backed securities	$18,889	18,832	373	(622)
Variable-rate residential loans	323,257	328,106	10,393	(4,440)
Fixed-rate residential loans	109,281	110,374	1,690	(484)

Total			$12,456	(5,546)

At December 31, 2004
Interest sensitive assets:
Mortgage-backed securities	$20,688	20,709	524	(664)
Variable-rate residential loans	125,924	125,100	1,635	(1,878)
Fixed-rate residential loans	348,895	354,998	6,929	(12,522)

Total			$9,088	(15,064)

Interest-sensitive assets, when impacted by an instantaneous 100 basis point rate decrease results in a projected increase in net market value of $12.5 million at June 30, 2005 compared to a projected increase of $9.1 million at December 31, 2004. These changes in net market value represent 2.8% of interest-sensitive assets at June 30, 2005 and 1.8% at December 31, 2004. Interest-sensitive assets, when impacted by an instantaneous 100 basis point rate increase results in a projected decrease in net market value of $5.5 million at June 30, 2005 compared to a projected decrease of $15.1 million at December 31, 2004. These changes in net market value represent 1.2% of interest-sensitive assets at June 30, 2005 and 3.0% at December 31, 2004. Changes in the projected net market value due to the instantaneous rate changes when comparing such amounts at June 30, 2005 and December 31, 2004 are primarily a result of changes in outstanding balances of the assets, and do not represent a significant change since year end.
Based on the asset/liability mix at June 30, 2005, management estimates that a gradual 200 basis point increase in interest rates over a 12 month period would increase net income over that period by approximately 5.9%. A gradual 200 basis point decrease in interest rates is projected to decrease net income by approximately 9.8%. At December 31, 2004, a projected 200 basis point increase and a 100 basis point decrease in rates produced changes of 3.0% and 3.6%, respectively.
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
These assumptions are inherently uncertain and, as a result, the simulation analyses cannot precisely estimate the impact that higher or lower rate environments will have on net interest income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes, changes in cash flow patterns and market conditions, as well as changes in management’s strategies. Management believes that the Company’s interest rate risk position at June 30, 2005 represents a reasonable level of risk.

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
Item 3. Defaults Upon Senior Securities
Not Applicable.
Item 4. Submission of Matters to a Vote of Security Holders
The Company held an annual meeting of stockholders on May 11, 2005. All 3 of the Company’s continuing directors, William T. Bromage, William J. Healy and Harriet Munrett Wolfe, were reelected at the meeting and each such director received 100 votes for election (which votes constitute 100% of the issued and outstanding common stock). In addition the following items were approved, each receiving 100 votes:
•	William T, Bromage was elected to serve as Chairman.

•	William T. Bromage and William J. Healy were elected to serve on the Audit committee.
Appointment of KPMG LLP as independent auditor for the fiscal year ending December 31, 2005
Item 5. Other Information
Not Applicable

Item 6. Exhibits

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Webster Preferred Capital Corporation (the “Company”) (incorporated herein by reference from Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

3.2	Certificate of Amendment for the Series B 8.625% Cumulative Redeemable Preferred Stock of the Company (incorporated herein by reference from Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

3.3	Amended and Restated By-Laws of the Company (incorporated herein by reference from Exhibit 3.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

4.1	Specimen of certificate representing the Series B 8.625% Cumulative Redeemable Preferred Stock of the Company (incorporated herein by reference from Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Principal Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Principal Financial Officer.

32.1	Written Statement pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Principal Executive Officer.

32.2	Written Statement pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Principal Financial Officer.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEBSTER PREFERRED CAPITAL CORPORATION
Registrant

Date: August 8, 2005
	BY:	/s/ Gregory S. Madar

Gregory S. Madar,
Senior Vice President,
Treasurer & Assistant Secretary
Principal Financial and Accounting Officer