Form 10-Q
period 2005-09-30
WEBSTER PREFERRED CAPITAL CORP
filed 2005-11-08
CIK 1047865

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarter ended September 30, 2005
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No☑.
     The number of shares outstanding of each of the registrant’s classes of common stock, as of October 31, 2005 was 100 shares.

WEBSTER PREFERRED CAPITAL CORPORATION

WEBSTER PREFERRED CAPITAL CORPORATION
Item 1. Interim Financial Statements
STATEMENTS OF CONDITION
(unaudited)

(Dollars in thousands, except share and per share data)	September 30, 2005	December 31, 2004

Assets

Cash	$1,442	10,325
Short-term investments	108,000	29,000
Mortgage-backed securities available for sale, at fair value (Note 2)	17,649	20,709
Residential mortgage loans (Note 3)	410,113	475,879
Accrued interest receivable	50	280
Prepaid expenses and other assets	1,217	1,153

Total assets	$538,471	537,346

Liabilities and Shareholders’ Equity

Accrued dividends payable	$180	180
Accrued expenses and other liabilities	12	6

Total liabilities	192	186

Shareholders’ Equity

Series B 8.625% cumulative redeemable preferred stock, liquidation preference $10 per share; par value $1.00 per share:
1,000,000 shares authorized, issued and outstanding	1,000	1,000
Common stock, par value $.01 per share:
Authorized – 1,000 shares Issued and outstanding - 100 shares	1	1
Paid-in capital	538,799	538,799
Distributions in excess of accumulated earnings	(1,247)	(2,661)
Accumulated other comprehensive (loss) income	(274)	21

Total shareholders’ equity	538,279	537,160

Total liabilities and shareholders’ equity	$538,471	537,346

See accompanying notes to interim financial statements.

WEBSTER PREFERRED CAPITAL CORPORATION
STATEMENTS OF INCOME
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share data)	2005	2004	2005	2004

Interest income:
Loans (Note 4)	$5,609	6,167	$17,690	17,945
Securities and short-term investments	1,084	499	2,405	1,810

Total interest income	6,693	6,666	20,095	19,755

Non interest income:
Gain on sale of securities	—	184	—	536

Noninterest expense:
Advisory fee to parent	37	48	146	146
Other	43	10	70	176

Total noninterest expense	80	58	216	322

Net income	6,613	6,792	19,879	19,969
Preferred stock dividends	216	216	647	647

Net income available to common shareholder	$6,397	6,576	$19,232	19,322

Net income per common share:
Basic and diluted	$63,970	65,760	$192,320	193,220
STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2005	2004	2005	2004

Net income	$6,613	6,792	$19,879	19,969

Other comprehensive (loss) income:
Unrealized net holding (loss) gain on securities available for sale arising during the period	(210)	284	(295)	(402)
Reclassification adjustment for gains included in net income	—	(184)	—	(536)

Other comprehensive (loss) income	(210)	100	(295)	(938)

Comprehensive income	$6,403	6,892	$19,584	19,031

See accompanying notes to interim financial statements.

WEBSTER PREFERRED CAPITAL CORPORATION
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
(In thousands)	2005	2004

Cash flow from operating activities:
Net income	$19,879	19,969
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of securities	—	(536)
Net amortization and accretion	620	405
Decrease in accrued interest receivable	230	123
Increase in accrued liabilities	6	6
(Increase) decrease in prepaid expenses and other assets	(64)	94

Net cash provided by operating activities	20,671	20,061

Cash flow from investing activities:
Principal repayments on mortgage-backed securities	2,710	8,532
Purchase of loans	—	(95,121)
Principal repayments of loans	65,201	75,767
Increase in short-term investments	(79,000)	(13,000)
Proceeds from sale of mortgage-backed securities	—	15,600
Proceeds of other real estate sold	—	95

Net cash used by investing activities	(11,089)	(8,127)

Cash flow from financing activities:
Dividends paid on common and preferred stock	(18,465)	(18,480)

Decrease in cash and cash equivalents	(8,883)	(6,546)
Cash and cash equivalents at beginning of period	10,325	11,976

Cash and cash equivalents at end of period	$1,442	5,430

Supplemental schedule of non cash transactions
Transfer of residential mortgage loans to other real estate owned	$—	60
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
NOTE 2: MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE
The following table sets forth certain information regarding the mortgage-backed securities:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(In thousands)	Cost	Gains	Losses	Fair Value

September 30, 2005
Available for Sale Portfolio	$17,923	—	(274)	17,649

December 31, 2004
Available for Sale Portfolio	$20,688	21	—	20,709

At September 30, 2005 and December 31, 2004, all mortgage-backed securities available for sale were issued by government agencies or government-sponsored enterprises. There were no sales of mortgage-backed securities during the nine months ended September 30, 2005. During the nine months ended September 30, 2004, mortgage-backed securities with a market value of $15.6 million were sold for a gain of $536,000.

WEBSTER PREFERRED CAPITAL CORPORATION
NOTES TO INTERIM FINANCIAL STATEMENTS (continued)
NOTE 3: RESIDENTIAL MORTGAGE LOANS
A summary of the Company’s residential mortgage loans by type and original maturity follows:

(In thousands)	September 30, 2005	December 31, 2004

Fixed-rate loans:
15 yr. loans	$53,452	63,747
20 yr. loans	7,291	8,083
25 yr. loans	3,744	4,037
30 yr. loans	243,429	273,028

Total fixed-rate loans	307,916	348,895

Variable-rate loans:
15 yr. loans	734	1,009
20 yr. loans	2,857	5,246
25 yr. loans	1,306	1,382
30 yr. loans	96,805	118,287

Total variable-rate loans	101,702	125,924

Total residential mortgage loans	409,618	474,819

Premiums and deferred costs on loans, net	2,517	3,082
Less: allowance for loan losses	(2,022)	(2,022)

Residential mortgage loans	$410,113	475,879

As of September 30, 2005, 75.2% of the Company’s residential mortgage loans are fixed-rate loans and 24.8% are adjustable-rate loans.
A detail of the change in the allowance for loan losses follows:

	Nine Months Ended
	September 30,
(In thousands)	2005	2004

Balance at beginning of period	$2,022	2,106
Charge-offs	—	84

Balance at end of period	$2,022	2,022

WEBSTER PREFERRED CAPITAL CORPORATION
NOTES TO INTERIM FINANCIAL STATEMENTS (continued)
NOTE 4: SERVICING
The mortgage loans owned by the Company are serviced by Webster Bank, National Association (“Webster Bank”) pursuant to the terms of a servicing agreement. Webster Bank is the sole holder of the Company’s common stock. Webster Bank, in its role as servicer under the terms of the servicing agreement, is herein referred to as the “Servicer”. The Servicer receives fees at an annual rate of (i) 8 basis points for fixed-rate loan servicing and collection, (ii) 8 basis points for variable-rate loan servicing and collection and (iii) 5 basis points for all other services to be provided, as needed, in each case based on the daily outstanding balances of all the Company’s loans for which the Servicer is responsible. The Company estimates that the fees paid to Webster Bank for servicing approximate fees that would be paid if the Company operated as an unaffiliated entity. Servicing fees paid for the three and nine months ended September 30, 2005 were $84,000 and $265,000, respectively, and for the three and nine months ended September 30, 2004 were $91,000 and $263,000, respectively. Servicing fees are reflected as a charge against interest income on the Statements of Income, as they are classified as a reduction in yield to the Company.
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
Summary
WPCC’s net income declined to $6.6 million for the three months ended September 30, 2005 from $6.8 million during the same period a year earlier and declined to $19.9 million for the nine months ended September 30, 2005 from $20.0 million during the same period a year earlier.
•	The primary cause of the decline in net income is that included in the three and nine months of 2004 results were $184,000 and $536,000 of gains on sales of securities. There was no corresponding gains in the 2005 results.

•	Total interest income increased slightly in both the three and nine month periods of 2005 due to the increase in the yield on short-term investments. The overall yield on earning assets increased for the nine month period to 4.95% from 4.79%. The downward repricing of adjustable rate mortgages combined with the lower replacement yield on new mortgage assets combined to decrease the return on mortgage-related assets.

WEBSTER PREFERRED CAPITAL CORPORATION
Results of Operations
For the three and nine months ended September 30, 2005, the Company reported net income of $6.6 million and $19.9 million, compared to $6.8 million and $20.0 million for the same period in the previous year.
The primary factor in generating WPCC’s net income is its level of interest income. The following table shows the major categories of average interest-earning assets, together with their respective interest income and the rates earned by the Company:

	Three Months Ended			Three Months Ended
	September 30, 2005			September 30, 2004
	Average	Interest	Average	Average	Interest	Average
(In thousands)	Balance	Income	Yield	Balance	Income	Yield

Mortgage loans	$425,616	5,609	5.27%	$465,071	6,167	5.30%
Mortgage-backed securities (a)	17,924	205	4.57	23,605	281	4.76
Short-term investments	101,946	879	3.45	62,043	218	1.41

Total	$545,486	6,693	4.91%	$550,719	6,666	4.84%

	Nine Months Ended			Nine Months Ended
	September 30, 2005			September 30, 2004
	Average	Interest	Average	Average	Interest	Average
(In thousands)	Balance	Income	Yield	Balance	Income	Yield

Mortgage loans	$447,995	17,690	5.27%	$450,768	17,945	5.31%
Mortgage-backed securities (a)	18,985	654	4.59	33,081	1,249	5.03
Short-term investments	76,158	1,751	3.07	65,819	561	1.14

Total	$543,138	20,095	4.93%	$549,668	19,755	4.79%

(a) Unrealized net gains (losses) are excluded from average balance
The increase in interest income for the current three and nine month period of $27,000 and $340,000 as compared to a year earlier is due to an increase in average yields for short-term investments.
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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2005 v. 2004			2005 v. 2004

	Increase (Decrease) due to			Increase (Decrease) due to
(In thousands)	Rate	Volume	Total	Rate	Volume	Total

Interest on interest-earning assets:
Mortgage loans	$(14)	(544)	(558)	$(68)	(187)	(255)
Mortgage-backed securities	(11)	(65)	(76)	(102)	(493)	(595)
Short-term investments	458	203	661	1,037	153	1,190

Net change in net interest income	$433	(406)	27	$867	(527)	340

There were no provisions for loan losses for the three and nine months ended September 30, 2005 and 2004.
Changes in Financial Condition
Total assets, consisting primarily of residential mortgage loans, were $538.5 million at September 30, 2005, an increase of $1.2 million from $537.3 million at December 31, 2004 due to net income retained for the nine months ended September 30, 2005. Residential mortgage loans decreased $65.8 million as a result of repayments. These cash flows were generally reinvested in short-term, interest-bearing deposits. Shareholders’ equity increased to $538.3 million at September 30, 2005 from $537.2 million at December 31, 2004, due primarily to the net income retained for the first nine months of 2005.
Asset Quality
The Company maintains asset quality by investing in residential real estate loans that have been conservatively underwritten and by having the Servicer aggressively manage nonperforming assets. At September 30, 2005, residential real estate loans comprised the entire loan portfolio. All such residential loans were purchased from Webster Bank. The Company also invests in government agency or government-sponsored enterprise issued mortgage-backed securities and short-term, interest-bearing deposits.
The following table details the Company’s nonperforming assets:

(In thousands)	September 30, 2005	December 31, 2004

Loans accounted for on a nonaccrual basis:
Residential variable-rate loans	$—	179

Total nonperforming loans and assets	$—	179

At September 30, 2005 and December 31, 2004, the allowance for loan losses was approximately $2.0 million. Management believes that the allowance for loan losses is adequate to cover probable losses inherent in the current portfolio.

WEBSTER PREFERRED CAPITAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS (continued)
Liquidity and Capital Resources
The primary sources of liquidity for the Company are principal and interest payments from the residential mortgage loan and mortgage-backed securities portfolios. The primary uses of liquidity are purchases of residential mortgage loans, mortgage-backed securities and short-term investments and the payment of dividends on the common and preferred stock.
While scheduled loan amortization, maturing securities, short-term investments and securities repayments are predictable sources of funds, loan and mortgage-backed security prepayments can vary greatly and are influenced by factors such as general interest rates, economic conditions and competition. One of the inherent risks of investing in loans and mortgage-backed securities is the possibility that prepayments of principal prior to maturity will occur at speeds different than those estimated at the time of purchase. The principal factor affecting these prepayments is changes in market interest rates.
In the unlikely event that principal and interest payments on its mortgage assets are insufficient to meet its operating needs, WPCC has the ability to raise additional funds. WPCC’s mortgage-backed securities, which total $17.6 million at September 30, 2005, would supply adequate collateral for borrowings through repurchase agreements. In addition, its residential mortgage loans are underwritten to meet secondary market requirements and could easily be sold or securitized as mortgage-backed securities and used as borrowing collateral.
Asset/Liability Management
The goal of the Company’s asset/liability management policy is to manage interest rate risk so as to maximize net interest income over time in changing interest rate environments while maintaining acceptable levels of market risk. The Company prepares estimates of the level of prepayments and the effect of such prepayments on the level of future earnings due to reinvestment of funds at rates different than those that currently exist. The Company is unable to predict future fluctuations in interest rates. The market values of the Company’s financial assets are sensitive to fluctuations in market interest rates. The market values of fixed-rate loans and mortgage-backed securities tend to decline in value as interest rates rise. If interest rates decrease, the market value of loans and mortgage-backed securities generally will tend to increase with the level of prepayments also normally increasing. The interest income earned on the Company’s variable-rate interest-sensitive instruments, which are primarily variable-rate mortgage loans and short-term investments, may change due to changes in quoted interest rate indices. The variable-rate mortgage loans generally reprice based on a stated margin over U.S. Treasury Securities indices of varying maturities, the terms of which are established at the time that the loan is closed. At September 30, 2005, 24.8% of the Company’s residential mortgage loans were variable-rate loans. See Item 3 which follows for additional information on WPCC’s asset/liability position.

WEBSTER PREFERRED CAPITAL CORPORATION
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The following table summarizes the estimated market value of the Company’s interest-sensitive assets (other than short-term investments that reprice frequently) at September 30, 2005 and December 31, 2004 and the projected change to market values if interest rates instantaneously increase or decrease by 100 basis points.

			Estimated Market Value Impact
(In thousands)	Amortized Cost	Market Value	-100 BP	+100 BP

At September 30, 2005
Interest sensitive assets:
Mortgage-backed securities	$17,923	17,649	486	(566)
Variable-rate residential loans	101,702	101,857	1,277	(1,491)
Fixed-rate residential loans	307,916	308,764	8,354	(12,243)

Total			$10,117	(14,300)

At December 31, 2004
Interest sensitive assets:
Mortgage-backed securities	$20,688	20,709	524	(664)
Variable-rate residential loans	125,924	125,100	1,635	(1,878)
Fixed-rate residential loans	348,895	354,998	6,929	(12,522)

Total			$9,088	(15,064)

Interest-sensitive assets, when shocked by an instantaneous 100 basis point rate decrease results in a projected increase in market value of $10.1 million at September 30, 2005 compared to a projected increase of $9.1 million at December 31, 2004. These changes in market value represent 2.4% of interest-sensitive assets at September 30, 2005 and 1.8% at December 31, 2004. Interest-sensitive assets, when shocked by an instantaneous 100 basis point rate increase results in a projected decrease in market value of $14.3 million at September 30, 2005 compared to a projected decrease of $15.1 million at December 31, 2004. These changes in market value represent 3.3% of interest-sensitive assets at September 30, 2005 and 3.0% at December 31, 2004. Changes in the projected market value due to the instantaneous rate changes when comparing such amounts at September 30, 2005 and December 31, 2004 are primarily a result of changes in outstanding balances of the assets, and do not represent a significant change since year end.
Based on the asset/liability mix at September 30, 2005, management estimates that a gradual 200 basis point increase in interest rates over a 12 month period would increase net income over that period by approximately 6.4%. A gradual 200 basis point decrease in interest rates is projected to decrease net income by approximately 7.1%. At December 31, 2004, a projected 200 basis point increase and a 100 basis point decrease in rates produced changes of 3.0% and 3.6%, respectively.
The Company’s interest rate sensitive mortgage assets are subject to prepayment risk. Prepayment risk is inherently difficult to estimate and is dependent upon a number of economic, financial and behavioral variables. The Company uses a sophisticated mortgage prepayment modeling system to estimate prepayments and the corresponding impact on market value and net interest income. The model uses information that includes the instrument type, coupon spread, loan age and other factors in its projections.
These assumptions are inherently uncertain and, as a result, the simulation analyses cannot precisely estimate the impact that higher or lower rate environments will have on net interest income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes, changes in cash flow patterns and market conditions, as well as changes in management’s strategies. Management believes that the Company’s interest rate risk position at September 30, 2005 represents a reasonable level of risk.

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
Item 3. Defaults Upon Senior Securities
Not Applicable.
Item 4. Submission of Matters to a Vote of Security Holders
Not Applicable
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

Date: November 7, 2005
	BY:	/s/ Gregory S. Madar
Gregory S. Madar,
Senior Vice President,
Treasurer & Assistant Secretary
Principal Financial and Accounting Officer