Form 10-K
period 2005-12-31
WEBSTER PREFERRED CAPITAL CORP
filed 2006-03-28
CIK 1047865

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal year ended December 31, 2005
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
Registrant’s telephone number, including area code: (203) 465-4366
Securities registered pursuant to Section 12(b) of the Act: Not Applicable
Securities registered pursuant to Section 12(g) of the Act:

Title of Class	Exchange where listed

Preferred Stock, $1 par value	NASDAQ
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933.
Yes ☐ No ☑.
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
Yes ☐ No ☑.
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐.
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐                                           Accelerated filer ☐                                         Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12B-2).
Yes ☐ No ☑.
     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2005. N/A
     The number of shares outstanding of each of the registrant’s classes of common stock, as of February 28, 2006 is: 100 shares

WEBSTER PREFERRED CAPITAL CORPORATION
2005 FORM 10-K ANNUAL REPORT

Forward Looking Statements
This Annual Report contains forward-looking statements within the meaning of the Securities Exchange Act of 1934, as amended. Actual results, performance or developments may differ materially from those expressed or implied by such forward-looking statements as a result of market uncertainties and other factors. Some important factors that could cause actual results to differ from those in any forward-looking statements include changes in interest rates and general economics in the Connecticut market area where a substantial portion of the real estate securing the Company’s loans is located, legislative and regulatory changes, changes in tax laws and policies, and changes in accounting policies, principles or guidelines. Such developments could have an adverse impact on the Company’s financial position and results of operations. An example of a forward-looking statement is the “Quantitative and Qualitative Disclosures about Market Risk” section in this Annual Report.
PART I
Item 1. Business
General
Webster Preferred Capital Corporation (the “Company” or “WPCC”) is a Connecticut corporation incorporated in March 1997. The Company acquires, holds and manages real estate mortgage assets (“mortgage assets”), including, but not limited to, residential mortgage loans, mortgage-backed securities and commercial mortgage loans. At December 31, 2005 and 2004, the mortgage assets owned by the Company were comprised of residential mortgage loans and mortgage-backed securities. Although the Company may acquire and hold a variety of mortgage assets, its present intention is to acquire only residential mortgage loans and mortgage-backed securities. The Company intends to hold such assets to generate net income for distribution to its shareholders based on the spread between the interest income earned on the mortgage assets and the cost of its capital and operations. The Company may invest up to 5% of the total value of its portfolio in assets other than residential mortgage loans and mortgage-backed securities eligible to be held by real estate investment trusts (“REITs”).
All of the Company’s common stock is owned by Webster Bank, National Association (“Webster Bank”). Webster Bank has indicated to the Company that, for as long as any of the Company’s preferred shares are outstanding, Webster Bank intends to maintain direct ownership of 100% of the outstanding common stock of the Company. Pursuant to the Company’s Certificate of Incorporation, the Company cannot redeem, or make any other payments or distributions with respect to shares of its common stock to the extent such redemptions, payments or distributions would cause the Company’s total shareholders’ equity (as determined in accordance with U.S. generally accepted accounting principles) to be less than 250% of the aggregate liquidation value of the issued and outstanding preferred shares. The preferred shares are not exchangeable into capital stock or other securities of the Company, Webster Bank or Webster Financial Corporation (“Webster”), the parent company of Webster Bank, and do not constitute regulatory capital of either Webster Bank or Webster. The Company has no subsidiaries.
The Company operates a single segment — acquiring, holding and managing real estate mortgage assets.
The Company has elected to be treated as a REIT under the Internal Revenue Code, as amended (the “Code”). The Company generally will not be subject to federal and state income tax to the extent that it distributes its earnings to its shareholders and maintains its qualification as a REIT.
Total assets of the Company were $511.8 million at December 31, 2005, a decrease of $25.5 million from $537.3 million at December 31, 2004, primarily due a $25.0 million return-of-capital distribution to Webster Bank. Reductions in cash of $6.9 million and residential mortgage loans of $87.7 million were partly offset by increases in mortgage-backed securities of $20.6 million and $48.0 million in interest-bearing deposits. There were $26.5 million of dividend payments to common and preferred shareholders, which exceeded net income of $26.4 million. Shareholder’s equity was $511.6 million at December 31, 2005 as compared to $537.2 million a year earlier.

Residential Mortgage Loans
The Company may, from time to time, acquire both conforming and nonconforming residential mortgage loans. Conventional, conforming residential mortgage loans comply with the requirements for inclusion in a loan guarantee program sponsored by either Freddie Mac or Fannie Mae. Nonconforming residential mortgage loans do not qualify for these programs in one or more aspects. The nonconforming residential mortgage loans that the Company purchases generally have original principal balances which exceed the limits for these programs. The Company’s nonconforming residential mortgage loans are expected to meet the requirements for sale to national private mortgage conduit programs or other investors in the secondary mortgage market. WPCC generally purchases its mortgage loans from Webster Bank; there were no purchases in 2005 and $145.9 million during 2004.
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
Other real estate assets. Although the Company presently intends to invest only in residential mortgage loans and mortgage-backed securities, the Company may invest up to 5% of the total value of its portfolio in assets other than residential mortgage loans and mortgage-backed securities eligible to be held by REITs. In addition to commercial mortgage loans, such assets could include cash and cash equivalents. The Company does not intend to invest in securities or interests of persons primarily engaged in real estate activities. At December 31, 2005 and 2004, the Company did not hold any commercial mortgage loans.
Regulation
The Company is a wholly-owned subsidiary of Webster Bank, a wholly owned subsidiary of Webster. Webster Bank is subject to extensive regulation, supervision and examination by the Office of the Comptroller of the Currency (the “OCC”) as its primary federal regulator. Webster Bank also is subject to regulation, supervision and examination by the Federal Deposit Insurance Corporation (the “FDIC”) and Webster is subject to oversight by the Board of Governors of the Federal Reserve System. These federal banking regulatory authorities have the right to examine the Company and its activities as a subsidiary of Webster Bank.
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
Employees
The Company has three officers. The executive officers are described further below in Item 10, “Directors and Officers of the Registrant”. The Company does not anticipate that it will require any additional employees because it has retained an advisor to administer the day-to-day activities of the Company pursuant to an Advisory Agreement.
Competition
The Company does not engage in the business of originating mortgage loans. While the Company does intend to acquire additional mortgage assets, it anticipates that these additional mortgage assets will be acquired from Webster Bank. Accordingly, the Company does not compete or expect to compete with mortgage conduit programs, investment banking firms, savings and loan associations, banks, thrift and loan associations, finance companies, mortgage bankers or insurance companies in acquiring our mortgage assets. Webster Bank, from which the Company expects to continue to purchase most or all of its mortgage assets in the future, will face competition from these organizations.
Item 1A. Risk Factors
The material risks and uncertainties that management believes affect the Company are described below. Before making an investment decision, you should carefully consider the risks and uncertainties described below together with all of the other information included or incorporated by reference in this report. The risks and uncertainties described below are not the only ones facing the Company. Additional risks and uncertainties that management is not aware of or focused on or that management currently deems immaterial may also impair the Company’s business operations. This report is qualified in its entirety by these risk factors. If any of the following risks actually occur, the Company’s financial condition and results of operations could be materially and adversely affected.
CONTROL BY WEBSTER BANK
The Company was organized as a wholly-owned subsidiary of Webster Bank, and will continue to be controlled by and, through advisory and servicing agreements, thus totally reliant on Webster Bank. The Company’s Board of Directors consists entirely of Webster Bank employees and through advisory and servicing agreements, Webster Bank and its affiliates are involved in every aspect of the Company’s existence. Webster Bank administers the day-to-day activities of the Company in its role as (“Advisor”) under an (“Advisory Agreement”), and acts as (“Servicer”) of the Company’s mortgage loans under a (“Servicing Agreement”). In addition, all of the officers of the Company are also officers of Webster Bank. As the holder of all of the outstanding voting stock of the Company, Webster Bank generally will have the right to elect all of the directors of the Company.

DEPENDENCE UPON WEBSTER BANK AS ADVISOR AND SERVICER
     The Company is dependent on the diligence and skill of the officers and employees of Webster Bank as its Advisor for the selection, structuring and monitoring of the Company’s mortgage assets. See “Management.” In addition, the Company is dependent upon the expertise of Webster Bank as its Servicer for the servicing of the mortgage loans. The personnel deemed most essential to the Company’s operations are Webster Bank’s loan servicing and administration personnel, and the staff of its finance department. The loan servicing and administration personnel will advise the Company in the selection of mortgage assets, and provide loan servicing oversight. The finance department will assist in the administrative operations of the Company. The Advisor may subcontract all or a portion of its obligations under the Advisory Agreement to one or more affiliates, and under certain conditions to non-affiliates, involved in the business of managing mortgage assets. The Advisor may assign its rights or obligations under the Advisory Agreement, and the Servicer may assign its rights and obligations under the Servicing Agreement, to any affiliate of the Company involved in the business of managing real estate mortgage assets. Under the Advisory Agreement, the Advisor may subcontract out its obligations to unrelated third parties with the approval of the Board of Directors of the Company. In the event the Advisor or the Servicer subcontracts or assigns its rights or obligations in such a manner, the Company will be dependent upon the subcontractor or affiliate to provide services. Although Webster Bank has indicated to the Company that it has no plans in this regard, if Webster Bank were to subcontract all of its loan servicing to an outside third party, it also would do so with respect to mortgage assets under the Servicing Agreement. Under such circumstances, there may be additional risks as to the costs of such services and the ability to identify a subcontractor suitable to the Company. The Servicer does not believe it would subcontract these duties unless it could not perform such duties as efficiently and economically itself. See “–Item 13. Certain Relationships and Related Transactions”.
CONFLICTS OF INTEREST
     Webster Bank and its affiliates may in the future have interests which are not necessarily identical to those of the Company. Consequently, conflicts of interest may arise with respect to transactions, including without limitation, future acquisitions of mortgage assets from Webster Bank and/or affiliates of Webster Bank; servicing of mortgage loans; future dispositions of mortgage loans to Webster Bank or affiliates of Webster Bank; and the modification of the Advisory Agreement or the Servicing Agreement. Under each of the foregoing circumstances, Webster Bank, as sole holder of the common stock, may, or may cause the directors and officers of the Company (each of whom is an employee of Webster Bank) to, take actions adverse to the interests of holders of Preferred Shares. It is the intention of the Company and Webster Bank that any agreements and transactions between the Company, on the one hand, and Webster Bank and/or its affiliates, on the other hand, are fair to all parties and consistent with market terms, including the prices paid and received for mortgage assets on their acquisition or disposition by the Company or in connection with the servicing of mortgage loans. Also, the Advisory Agreement provides that nothing contained in such agreement shall prevent Webster Bank, its affiliates, or an officer, director, employee or stockholder from engaging in any activity, including without limitation, purchasing and managing real estate mortgage assets, rendering services and investment advice with respect to real estate investment opportunities to any other person (including other REITs) and managing other investments (including the investments of Webster Bank and its affiliates). Although it is the intent of the Company and Webster Bank that the dealings between the two be fair, there can be no assurance that agreements or transactions will be on terms as favorable to the Company as those that could have been obtained from unaffiliated third parties.
RISK OF FUTURE REVISIONS IN POLICIES AND STRATEGIES BY BOARD OF DIRECTORS
     The Board of Directors of the Company has established the investment policies, operating policies and strategies of the Company. These policies may be amended or revised from time to time at the discretion of the Board of Directors without a vote of the Company’s stockholders, including holders of the preferred shares. The ultimate effect of any change in the policies and strategies of the Company on a holder of Preferred Shares may be positive or negative. For example, although the Company currently intends to maintain substantially all of its assets in a combination of residential mortgage loans and mortgage-backed securities, the Company may in the future acquire other mortgage assets, such as commercial mortgage loans, which have a different and distinct risk profile.

REGULATORY IMPACT ON THE COMPANY
     Webster Bank, which owns 100% of the Company’s common stock, is subject to supervision and regulation by, among others, the OCC and the FDIC. Because the Company is a subsidiary of Webster Bank, such federal banking regulatory authorities will have the right to examine the Company and its activities. If Webster Bank becomes “undercapitalized” under “prompt corrective action” initiatives of the federal bank regulators, such regulatory authorities will have the authority to require, among other things, Webster Bank or the Company to alter, reduce or terminate any activity that the regulator determines poses an excessive risk to Webster Bank. The Company does not believe that its activities presently do, or in the future will, pose a risk to Webster Bank; however there can be no assurance in that regard. The regulators also could restrict transactions between Webster Bank and the Company including the transfer of assets; require Webster Bank to divest or liquidate the Company; or require that Webster Bank be sold. Webster Bank could further be directed to take any other action that the regulatory agency determines will better carry out the purpose of prompt corrective action. Webster Bank could be subject to these prompt corrective action restrictions if federal regulators determined that Webster Bank was in an unsafe or unsound condition or engaging in an unsafe or unsound practice. In light of Webster Bank’s control of the Company, as well as the Company’s dependence and reliance upon the skill and diligence of Webster Bank officers and employees, some or all of the foregoing actions and restrictions could have an adverse effect on the operations of the Company, including causing the Company’s failure to qualify as a REIT.
     Pursuant to OCC regulations and the Company’s Certificate of Incorporation, the Company is required to maintain a separate corporate existence from Webster Bank, notwithstanding that Webster Bank owns all of the common stock and that all of the directors and officers of the Company are Webster Bank employees. In the event Webster Bank should be placed into receivership by federal bank regulators, such federal bank regulators would be in control of Webster Bank. There can be no assurance that they would not cause Webster Bank, as sole holder of the common stock, to take action adverse to holders of preferred shares.
ADVERSE TAX CONSEQUENCES OF FAILURE TO QUALIFY AS A REIT
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

In the event that the Company has insufficient available cash on hand or is otherwise precluded from making dividend distributions in amounts sufficient to maintain its status as a REIT or to avoid imposition of an excise tax, the Company may avail itself of consent dividend procedures. A consent dividend is a hypothetical dividend, as opposed to an actual dividend, declared by the Company and treated for U.S. federal tax purposes as though it had actually been paid to stockholders who were the owners of shares on the last day of the year and who executed the required consent form, and then recontributed the dividend to the Company. The Company would use the consent dividend procedures only with respect to its common stock.
GEOGRAPHIC CONCENTRATION
     Certain geographic regions of the United States may from time to time experience natural disasters or weaker regional economic conditions and housing markets, and, consequently, may experience higher rates of loss and delinquency on mortgage loans generally. Any concentration of the mortgage loans in such a region may present risks in addition to those present with respect to mortgage loans generally. Substantially all of the residential properties underlying the mortgage assets presently are located in Connecticut. These mortgage assets may be subject to a greater risk of default than other comparable mortgage assets in the event of adverse economic, political or business developments or natural hazards that may affect such region and the ability of property owners in such region to make payments of principal and interest on the underlying mortgages.
RISKS RELATED TO CHANGES IN INTEREST RATES
     The results of the Company’s operations will be affected by various factors, many of which are beyond the control of management. Because the Company does not intend to incur any borrowings, the Company’s net income will be dependent primarily upon the yield on its mortgage assets. Accordingly; income over time will vary as a result of changes in interest rates, the behavior of which involve various risks and uncertainties, and the supply of and demand for mortgage assets. Prepayment rates and interest rates depend upon the nature and terms of the mortgage assets, the geographic location of the real estate securing the mortgage loans included in or underlying the mortgage assets, conditions in financial markets, the fiscal and monetary policies of the United States government and the Board of Governors of the Federal Reserve System, competition and other factors, none of which can be predicted with any certainty. While increases in interest rates will generally increase the yields on the Company’s adjustable-rate mortgage assets, decreasing rates typically would decrease such yields and also may result in increased levels of prepayments. Under such circumstances, the Company may not be able to reinvest at a favorable yield.
REAL ESTATE MARKET CONDITIONS
     The results of the Company’s operations will be affected by various factors, many of which are beyond the control of the Company, such as local and other economic conditions affecting the values of the properties underlying the mortgage assets and the ability of mortgagees to make payments of principal and interest on their mortgage loans. A decline in the value of properties underlying the mortgage assets may cause a higher level of defaults on mortgage loans. There can be no assurance that a decline in local or other economic conditions will not adversely affect mortgage assets currently owned by the Company or acquired by the Company in the future.
DELAYS IN LIQUIDATING DEFAULTED MORTGAGE LOANS
     Even assuming that the mortgaged properties underlying the mortgage loans held by the Company provide adequate security for such mortgage loans, substantial delays could be encountered in connection with the liquidation of defaulted mortgage loans, with corresponding delays in the receipt of related proceeds by the Company. An action to foreclose on a mortgaged property securing a mortgage loan is regulated by state statutes and rules and is subject to many of the delays and expenses of other lawsuits if defenses or counterclaims are interposed, sometimes requiring several years to complete. In some states, an action to obtain a deficiency judgment is not permitted following a non-judicial sale of a mortgaged property. In Connecticut, where substantially all of the properties currently securing the Company’s mortgage loans are located, foreclosures are judicial and an action to obtain a deficiency judgment is only permitted following a judicial foreclosure of a mortgaged property. In the event of a default by a mortgagor, these restrictions, among other things, may impede the ability of the Company to foreclose on or sell the mortgaged property or to obtain proceeds sufficient to repay all amounts due on the related mortgage loan. In addition, the servicer of the Company’s mortgage loans will be entitled to deduct from collections received all expenses reasonably incurred in attempting to recover amounts due and not yet repaid on liquidated mortgage loans, including legal fees and costs of legal action, real estate taxes and maintenance and preservation expenses, thereby reducing amounts available to the Company.

NO CREDIT ENHANCEMENT OR SPECIAL HAZARD INSURANCE
     The Company generally does not intend to obtain credit enhancements such as mortgagor bankruptcy insurance or to obtain special hazard insurance for its mortgage loans, other than standard hazard insurance, which will in each case only relate to individual mortgage loans. Accordingly, during the time it holds mortgage loans for which third party insurance is not obtained, the Company will be subject to risks of borrower defaults and bankruptcies and special hazard losses that are not covered by standard hazard insurance (such as those occurring from earthquakes or floods). In addition, in the event of a default on any mortgage loan held by the Company resulting from declining property values or worsening economic conditions, among other factors, the Company would bear the risk of loss of principal to the extent of any deficiency between (i) the value of the related mortgaged property, plus any payments from an insurer (or guarantor in the case of commercial mortgage loans) and (ii) the amount owing on the mortgage loan.
RISK ASSOCIATED WITH LEVERAGE
     Although the Company does not currently intend to incur any indebtedness in connection with the acquisition and holding of mortgage assets, the Company may do so at any time. Under the Company’s Certificate of Incorporation and other corporate governance documents, there are no limitations on the Company’s ability to incur additional indebtedness. To the extent the Company were to change its policy with respect to the incurrence of indebtedness, the Company would be subject to risks associated with leverage, including, without limitation, changes in interest rates and prepayment risk.
     A leveraging strategy may create instability in the Company’s operations and reduce income under adverse market conditions. A decline in the market value of mortgage assets could limit the Company’s ability to borrow. The Company could be required to sell mortgage assets under adverse market conditions in order to maintain liquidity. If these sales were made at prices lower than the carrying value of the mortgage assets, the Company would experience losses. A default by the Company under its collateralized borrowings could also result in a liquidation of the collateral, resulting in a loss of the difference between the value of the collateral and the amount borrowed. To the extent the Company is compelled to liquidate mortgage assets to repay borrowings, its compliance with the REIT rules regarding asset and sources of income requirements could be negatively affected, ultimately jeopardizing the Company’s status as a REIT.
     In addition, if the Company were to rely on short term borrowings, it also would be subject to interest rate risk to the extent of a mismatch between the long term yield of its mortgage asset portfolio and the short term costs of its borrowings. Developing an effective interest rate risk management strategy is complex and no management strategy can completely insulate the Company from risks associated with changes in interest rates. In addition, any hedges of interest rate risk would involve transaction costs, which generally increase significantly as the period covered by the hedge increases as well as during periods of volatile interest rates. To the extent the Company hedges against interest rate risks, the Company may substantially reduce its net income. Further, the federal tax laws applicable to REITs may limit the Company’s ability to hedge fully its interest rate risks. Such federal tax laws may prevent the Company from effectively implementing hedging strategies that, absent such restrictions, would best insulate the Company from the risks associated with changing interest rates.
Item 1B. Unresolved Staff Comments
The Company has no unresolved comments from the SEC staff.
Item 2. Properties
Not Applicable.
Item 3. Legal Proceedings
There are no material pending legal proceedings, other than ordinary routine litigation incident to the registrant’s business, to which the Company is a party or of which any of its property is subject.

Item 4. Submission of Matters to a Vote of Security Holders
During the fourth quarter of 2005, no matters were submitted to a vote of the Company’s security holders.
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
Dividends are declared and paid at least annually on the common stock. Dividends paid in 2005 and 2004 totaled $25.6 million and $25.8 million, respectively. Dividends are declared and paid quarterly on the Series B Preferred Stock. Dividends paid in 2005 and 2004 totaled $862,500 for each year.
The following table provides information concerning the market price of the Series B Preferred Stock. At December 31, 2005, the closing market price was $11.00.

	For Year ended December 31,
	2005	2004

Average	$11.04	10.94
High	13.90	11.74
Low	10.24	10.23

Dividends will be declared at the discretion of the Board of Directors after considering the Company’s distributable funds, financial requirements, tax considerations and other factors. The Company’s distributable funds will consist primarily of interest and principal payments on the mortgage assets held by it, and the Company anticipates that a significant portion of such assets will bear interest at adjustable rates. Accordingly, if there is a decline in interest rates, the Company may experience a decrease in income available to be distributed to its shareholders. However, the Company currently expects that both its cash available for distribution and its “REIT taxable income” will exceed the amount needed to pay dividends on the Series B Preferred Stock, even in the event of a significant decline in interest rate levels, because (i) the Company’s mortgage assets are interest-bearing, (ii) the Series B Preferred Stock is not expected to exceed 15% of the Company’s capitalization, and (iii) the Company does not anticipate incurring any indebtedness.
Item 6. Selected Financial Data
The selected financial data set forth below should be read in conjunction with the Company’s audited financial statements and notes thereto appearing elsewhere in this document.
Balance Sheet Data

	At December 31,
(In thousands)	2005	2004	2003	2002	2001

Total assets	$511,761	537,346	538,471	631,237	928,672
Available for sale securities	41,335	20,709	46,116	110,061	158,543
Residential mortgage loans, net	388,136	475,879	426,251	379,590	588,747
Interest-bearing deposits	77,000	29,000	52,000	110,500	167,500
Total shareholders’ equity	511,571	537,160	538,235	630,992	928,426

Income Statement Data

	For the Year Ended December 31,
(In thousands)	2005	2004	2003	2002	2001

Total interest income	$26,708	26,450	28,249	42,255	58,071
Provision for loan losses	—	—	—	—	90
Gain on sale of securities	—	536	268	—	—
Noninterest expenses	294	399	329	310	384

Net income	26,414	26,587	28,188	41,945	57,597
Preferred stock dividends	863	863	863	863	863

Net income available to common shareholder	$25,551	25,724	27,325	41,082	56,734

Significant Statistical Data

	For the Year Ended December 31,
	2005	2004	2003	2002	2001

Net income per common share
Basic	$255,505	257,244	273,254	410,816	567,336
Dividends declared per common share	249,195	257,253	274,366	412,272	570,141

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
Summary
WPCC’s net income for 2005 declined to $26.4 million from $26.6 million in 2004 due to the following principal factors:
•	2004 results included $536,000 of gains on sales of securities. There was no corresponding gains in the 2005 results.

•	Total interest income increased $258,000 in 2005 primarily due to the increased yield on short term investments. The overall yield on earning assets increased to 4.97% in 2005 from 4.85% in 2004 as short-term market rates continued to rise throughout 2005. This was offset, in part, by the downward pricing of adjustable rate mortgages combined with the lower replacement yield on new mortgage assets.
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

Financial Condition
Total assets, consisting primarily of residential mortgage loans and mortgage-backed securities, were $511.8 million at December 31, 2005, a decrease of $25.5 million from $537.3 million at December 31, 2004. Cash flow from mortgage loans and mortgage-backed securities, primarily due to accelerated prepayments throughout 2005 arising from the low interest rate environment, resulted in large cash inflows. With the increased cash flow, the Company purchased short term investments and mortgage-backed securities.
A summary of the Company’s residential mortgage loans by original maturity for the last five years follows:

	At December 31,
(In thousands)	2005	2004	2003	2002	2001

Fixed-rate loans:
15 yr. loans	$50,842	63,747	71,217	55,956	81,566
20 yr. loans	7,218	8,083	8,261	3,132	4,693
25 yr. loans	3,718	4,037	4,414	2,542	2,598
30 yr. loans	232,742	273,028	190,888	138,008	191,049

Total fixed-rate loans	294,520	348,895	274,780	199,638	279,906

Variable-rate loans:
15 yr. loans	666	1,009	2,351	1,605	3,015
20 yr. loans	1,241	5,246	3,176	3,127	5,368
25 yr. loans	1,183	1,382	1,843	2,680	4,581
30 yr. loans	89,951	118,287	144,728	173,482	295,835

Total variable-rate loans	93,041	125,924	152,098	180,894	308,799

Total residential mortgage loans	387,561	474,819	426,878	380,532	588,705
Premiums and deferred costs on loans, net	2,597	3,082	1,479	1,164	2,181
Less: allowance for loan losses	(2,022)	(2,022)	(2,106)	(2,106)	(2,139)

Residential mortgage loans, net	$388,136	475,879	426,251	379,590	588,747

Asset Quality
The Company maintains asset quality by acquiring residential real estate loans that have been conservatively underwritten and by aggressively managing nonperforming assets. During 2004 and 2003, all loan purchases by the Company were from Webster Bank. There were no purchases in 2005. As such, the Company’s asset quality is dependent upon Webster Bank’s ability to maintain conservative underwriting standards. At December 31, 2005, residential real estate loans comprised the entire loan portfolio. The Company also invests in mortgage-backed securities issued by government agencies or government-sponsored enterprises.

Nonperforming Assets and Delinquencies
The following table details the Company’s nonperforming assets for the last five years:

	At December 31,
(Dollars in thousands)	2005	2004	2003	2002	2001

Loans accounted for on a nonaccrual basis:
Residential fixed-rate loans	$—	—	185	247	120
Residential variable-rate loans	97	179	173	209	425

Total nonperforming loans	97	179	358	456	545
Other real estate owned	—	—	104	79	88

Total nonperforming assets	$97	179	462	535	633

Allowance for loan losses	$2,022	2,022	2,106	2,106	2,139
Allowance / nonperforming loans	2,085%	1,130	588	462	392
Allowance / total mortgage loans	0.52	0.43	0.49	0.55	0.36

The following table sets forth information as to the Company’s loans past due 30-89 days and still accruing:

	At December 31,
(In thousands)	2005	2004	2003	2002	2001

Past due 30-89 days:
Residential fixed-rate loans	$723	279	287	643	583
Residential variable-rate loans	539	266	491	1,176	1,749

Total	$1,262	545	778	1,819	2,332

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
A detail of the change in the allowance for loan losses for the periods indicated follows:

	For the Year Ended December 31,
(In thousands)	2005	2004	2003	2002	2001

Balance at beginning of the year	$2,022	2,106	2,106	2,139	2,059
Provision charged to operations	—	—	—	—	90
Charge-offs	—	(84)	—	(33)	(10)

Balance at end of the year	$2,022	2,022	2,106	2,106	2,139

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
Dividends on the Series B Preferred Stock are payable at the rate of 8.625% per annum (an amount equal to $.8625 per annum per share), in all cases if, when and as declared by the Board of Directors of the Company. Dividends on the preferred shares are cumulative and, if declared, payable on January 15, April 15, July 15 and October 15 in each year. The Company periodically makes dividend payments on its common stock in accordance with Company by-laws. Common stock dividends are paid to comply with REIT qualification rules. REIT qualification rules require that at least 90% of net taxable income for the year be distributed to shareholders. Accelerated prepayments beginning in 2002 and continuing throughout 2005 resulted in increased cash levels for the Company. In 2002, 2003 and 2005, WPCC declared return of capital dividends in order to return a portion of the available cash to the Company’s common shareholder.
In the unlikely event that principal and interest payments on its mortgage assets are insufficient to meet its operating needs, WPCC has the ability to raise additional funds. WPCC’s mortgage-backed securities, which totaled $41.3 million at December 31, 2005, would supply adequate collateral for borrowings through repurchase agreements. In addition, its residential mortgage loans are underwritten to meet secondary market requirements and could easily be sold or securitized as mortgage-backed securities and used as borrowing collateral.
Asset/Liability Management
The goal of the Company’s asset/liability management policy is to manage interest-rate risk so as to maximize net interest income over time in changing interest rate environments while maintaining acceptable levels of risk. The Company prepares estimates of the level of prepayments and the effect of such prepayments on the level of future earnings due to reinvestment of funds at rates different than those that currently exist. The Company is unable to predict future fluctuations in interest rates. The market values of the Company’s financial assets are sensitive to fluctuations in market interest rates. The market values of fixed-rate loans and mortgage-backed securities tend to decline in value as interest rates rise. If interest rates decrease, the market value of loans and mortgage-backed securities generally will tend to increase with the level of prepayments also normally increasing. The interest income earned on the Company’s variable-rate, interest-sensitive instruments, which represent primarily variable-rate mortgage loans, may change due to changes in quoted interest-rate indices. The variable-rate mortgage loans generally reprice based on a stated margin over U.S. Treasury Securities indices of varying maturities, the terms of which are established at the time that the loan is closed. At December 31, 2005, 24.0% of the Company’s residential mortgage loans were variable-rate loans.

Results of Operations
Net income declined to $26.4 million for the 2005 year from $26.6 million the previous year and $28.2 million in 2003. The decline in 2005 compared to 2004 is primarily due to a decline in the gain on sale of securities. The decline in 2004 compared to 2003 is primarily due to a decline in interest income.
The increase in interest income of $0.3 million, or 1%, from 2004 to 2005 was primarily due to an increase in average yields for short-term investments, as short-term market rates continued to rise throughout 2005. The decrease in interest income of $1.8 million, or 6.4%, from 2003 to 2004 was primarily due to a lower average balance and average yield on mortgage-backed securities. Due to the lower interest rate environment during 2003, 2004 and 2005, mortgage asset prepayments accelerated. The decline in balances over the three-year period was due to these accelerated prepayments in a low interest rate environment. Return of capital dividends to shareholders of $25 million in 2005 and $90 million in 2003 also reduced interest earning assets.

	For the Years Ended December 31,
	2005			2004			2003
	Average	Interest	Average	Average	Interest	Average	Average	Interest	Average
(Dollars in thousands)	Balance	Income	Yield	Balance	Income	Yield	Balance	Income	Yield

Mortgage loans, net	$435,078	23,052	5.30%	$455,756	24,206	5.31%	$412,976	22,989	5.57%
Mortgage-backed securities(a)	19,218	882	4.59	29,927	1,491	4.98	79,825	4,338	5.43
Interest-bearing deposits	82,609	2,774	3.36	59,121	753	1.27	84,394	922	1.09

Total	$536,905	26,708	4.97%	$544,804	26,450	4.85%	$577,195	28,249	4.89%

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

	Years ended December 31,			Years ended December 31,
	2005 v. 2004			2004 v. 2003
	Increase (Decrease) due to			Increase (Decrease) due to
(In thousands)	Rate	Volume	Total	Rate	Volume	Total

Interest on interest-earning assets:
Loans, net	$(46)	(1,108)	(1,154)	$(1,102)	2,319	1,217
Mortgage-backed securities	(109)	(500)	(609)	(333)	(2,514)	(2,847)
Interest-bearing deposits	1,628	393	2,021	136	(305)	(169)

Net change in fully taxable-equivalent net interest income	$1,473	(1,215)	258	$(1,299)	(500)	(1,799)

There was no provision for loan losses for the years ended December 31, 2005, 2004 and 2003. The absence of a provision for loan losses is reflective of the continued low level of nonperforming loans and charge-offs, as well as the solid economic performance of the local area where the collateral for the majority of the loans reside.

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
Recent Accounting Standards
Statement of Financial Accounting Standards
Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections, a Replacement of APB Opinion No. 20 and FASB Statement No. 3,” establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to a newly adopted accounting principle. Previously, most changes in accounting principle were recognized by including the cumulative effect of changing to the new accounting principle in net income of the period of the change. Under SFAS No. 154, retrospective application requires (i) the cumulative effect of the change to the new accounting principle on periods prior to those presented to be reflected in the carrying amounts of assets and liabilities as of the beginning of the first period presented, (ii) an offsetting adjustment, if any, to be made to the opening balance of retained earnings (or other appropriate components of equity) for that period, and (iii) financial statements for each individual prior period presented to be adjusted to reflect the direct period-specific effects of applying the new accounting principle. Special retroactive application rules apply in situations where it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Indirect effects of a change in accounting principle are required to be reported in the period in which the accounting change is made. SFAS No. 154 carries forward the guidance in APB Opinion No. 20, “Accounting Changes,” requiring justification of a change in accounting principle on the basis of preferability. SFAS No. 154 also carries forward without change the guidance contained in APB Opinion No. 20, for reporting the correction of an error in previously issued financial statements and for a change in an accounting estimate. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.
Financial Accounting Standards Board Staff Positions
In November 2005, the FASB issued Staff Position Nos. 115-1 and 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP No. 115-1”), which addresses the determination of when an investment is considered impaired; whether the impairment is other-than-temporary; and how to measure an impairment loss. FSP No. 115-1 also addresses accounting considerations subsequent to the recognition of an other-than-temporary impairment loss on a debt security and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP No. 115-1 replaces the impairment guidance in Emerging Issues Task Force Issue No. 03-1 with references to existing authoritative literature concerning other-than-temporary determinations (principally SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and Securities and Exchange Commission Staff Accounting Bulletin No. 59, “Accounting for Noncurrent Marketable Equity Securities”). Under FSP No. 115-1, impairment losses must be recognized in earnings for the difference between the security’s cost and its fair value at the financial statement date, without considering partial recoveries subsequent to that date. FSP No. 115-1 also requires that an investor recognize an other-than-temporary impairment loss when a decision to sell a security has been made and the investor does not expect the fair value of the security to fully recover prior to the expected time of sale. FSP No. 115-1 is effective for reporting periods beginning after December 15, 2005. The Company does not expect that the application of FSP No. 115-1 will have a material impact on its financial statements.

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
The following table summarizes the estimated market values of the Company’s interest-sensitive assets at December 31, 2005 and 2004, and the projected change to market values if interest rates instantaneously increase or decrease by 100 basis points. The Company had no interest-sensitive liabilities at December 31, 2005 and 2004.

			Estimated Market Value Impact
(In thousands)	Amortized Cost	Market Value	-100 BP	+100 BP

At December 31, 2005
Mortgage-backed securities	$41,835	41,335	521	(580)
Variable-rate residential loans	93,041	92,557	1,168	(1,262)
Fixed-rate residential loans	294,520	293,051	8,892	(12,363)

At December 31, 2004
Mortgage-backed securities	$20,688	20,709	524	(664)
Variable-rate residential loans	125,924	125,100	1,635	(1,878)
Fixed-rate residential loans	348,895	354,998	6,929	(12,522)

Interest-sensitive assets, when shocked by a minus 100 basis point rate change, results in a favorable $10.6 million change in market values for 2005 compared to a favorable $9.1 million market value change in 2004. These changes represent 2.5% of interest-sensitive assets in 2005 and 1.8% in 2004. A plus 100 basis point rate change results in an unfavorable $14.2 million, or 3.3%, change in 2005, compared to an unfavorable $15.1 million or 3.0%, change in 2004.
Based on the Company’s asset/liability mix at December 31, 2005, management estimates that a gradual 200 basis point increase in interest rates would increase net income over the next twelve months by 5.4%. A gradual 200 basis point decline in interest rates is projected to decrease net income by 5.9%.
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
These assumptions are inherently uncertain and, as a result, the simulation analyses cannot precisely estimate the impact that higher or lower rate environments will have on net income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes, changes in cash flow patterns and market conditions, as well as changes in management’s strategies. Management believes that Company’s interest-rate risk position at December 31, 2005 represents a reasonable level of risk.

Item 8. Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of
Webster Preferred Capital Corporation:
We have audited the accompanying statements of condition of Webster Preferred Capital Corporation (a subsidiary of Webster Bank, N.A.) as of December 31, 2005 and 2004, and the related statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Webster Preferred Capital Corporation as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.
/s/ KPMG LLP
Hartford, Connecticut
March 24, 2006

WEBSTER PREFERRED CAPITAL CORPORATION
STATEMENTS OF CONDITION

	At December 31,
(Dollars in thousands, except per share data)	2005	2004

Assets

Cash	$3,402	10,325
Interest-bearing deposits	77,000	29,000
Mortgage-backed securities available for sale, at fair value (Note 2)	41,335	20,709
Residential mortgage loans, net (Note 3)	388,136	475,879
Accrued interest receivable	1,784	280
Prepaid expenses and other assets	104	1,153

Total assets	$511,761	537,346

Liabilities and Shareholders’ Equity

Accrued dividends payable	$180	180
Accrued expenses and other liabilities	10	6

Total liabilities	190	186

Shareholders’ Equity

Series B 8.625% cumulative redeemable preferred stock, liquidation preference $10 per share; par value $1.00 per share; 1,000,000 shares authorized, issued and outstanding (Note 4)	1,000	1,000
Common stock, par value $.01 per share; 1,000 shares authorized, 100 shares issued and outstanding	1	1
Paid-in capital	513,799	538,799
Distributions in excess of accumulated earnings	(2,729)	(2,661)
Accumulated other comprehensive (loss) income	(500)	21

Total shareholders’ equity	511,571	537,160

Total liabilities and shareholders’ equity	$511,761	537,346

See accompanying notes to financial statements.

WEBSTER PREFERRED CAPITAL CORPORATION
STATEMENTS OF INCOME

	Years Ended December 31,
(In thousands, except per share data)	2005	2004	2003

Interest income:
Loans (Note 5)	$23,052	24,206	22,989
Securities and interest-bearing deposits	3,656	2,244	5,260

Total interest income	26,708	26,450	28,249

Provision for loan losses (Note 3)	—	—	—

Interest income after provision for loan losses	26,708	26,450	28,249

Noninterest income:
Gain on sale of securities	—	536	268

Noninterest expenses:
Advisory fee expense paid to parent (Note 6)	195	195	195
Other noninterest expense	99	204	134

Total noninterest expense	294	399	329

Net income (Note 7)	26,414	26,587	28,188
Preferred stock dividends	863	863	863

Net income available to common shareholder	$25,551	25,724	27,325

Basic net income per common share	$255,505	257,244	273,254

STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
(In thousands)	2005	2004	2003

Net income	$26,414	26,587	28,188

Other comprehensive loss:
Unrealized net holding loss on securities available for sale arising during the year	(521)	(431)	(2,973)

Reclassification adjustment for gains realized during the year	—	(536)	(268)

Other comprehensive loss	(521)	(967)	(3,241)

Comprehensive income	$25,893	25,620	24,947

See accompanying notes to financial statements.

WEBSTER PREFERRED CAPITAL CORPORATION
STATEMENTS OF SHAREHOLDERS’ EQUITY

				Distributions	Accumulated
				in Excess of	Other
	Preferred	Common	Paid-In	Accumulated	Comprehensive
(In thousands, except per share data)	Stock	Stock	Capital	Earnings	Income (Loss)	Total

Balance, December 31, 2002	$1,000	1	628,799	(3,037)	4,229	630,992

Net income for 2003	—	—	—	28,188	—	28,188
Net unrealized loss on available for sale securities	—	—	—	—	(3,241)	(3,241)
Dividends declared and paid:
Return of capital dividend on common stock	—	—	(90,000)	—	—	(90,000)
Common stock ($268,414 per share)	—	—	—	(26,841)	—	(26,841)
Preferred stock Series B	—	—	—	(863)	—	(863)

Balance, December 31, 2003	1,000	1	538,799	(2,553)	988	538,235

Net income for 2004	—	—	—	26,587	—	26,587
Net unrealized loss on available for sale securities	—	—	—	—	(967)	(967)
Dividends declared and paid:
Common stock ($258,319 per share)	—	—	—	(25,832)	—	(25,832)
Preferred stock Series B	—	—	—	(863)	—	(863)

Balance, December 31, 2004	1,000	1	538,799	(2,661)	21	537,160

Net income for 2005	—	—	—	26,414	—	26,414
Net unrealized loss on available for sale securities	—	—	—	—	(521)	(521)
Dividends declared and paid:
Return of capital dividend on common stock	—	—	(25,000)	—	—	(25,000)
Common stock ($256,184 per share)	—	—	—	(25,619)	—	(25,619)
Preferred stock Series B	—	—	—	(863)	—	(863)

Balance, December 31, 2005	$1,000	1	513,799	(2,729)	(500)	511,571

See accompanying notes to financial statements.

WEBSTER PREFERRED CAPITAL CORPORATION
STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In thousands)	2005	2004	2003

Operating Activities:
Net income	$26,414	26,587	28,188
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization and accretion	878	570	925
Gain on sale of securities	—	(536)	(268)
(Increase) decrease in accrued interest receivable	(1,504)	71	841
Increase (decrease) in total liabilities	4	(50)	(9)
Decrease (increase) in prepaid expenses and other assets	1,049	520	(150)

Net cash provided by operating activities	26,841	27,162	29,527

Investing Activities:
Purchase of mortgage-backed securities	(24,658)	—	(30,530)
Principal repayments on mortgage-backed securities	3,441	9,270	81,874
Proceeds from sales of mortgage-backed securities	—	15,600	9,248
(Increase) decrease in short-term investments	(48,000)	23,000	58,500
Purchase of loans	—	(145,900)	(195,140)
Principal repayments of loans, net	86,935	95,817	147,734
Proceeds from other real estate owned sales	—	95	175

Net cash provided (used) by investing activities	17,718	(2,118)	71,861

Financing Activities:
Dividends paid on common and preferred stock	(26,482)	(26,695)	(27,704)
Return of capital dividend	(25,000)	—	(90,000)

Net cash used by financing activities	(51,482)	(26,695)	(117,704)

Decrease in cash and cash equivalents	(6,923)	(1,651)	(16,316)
Cash and equivalents at beginning of year	10,325	11,976	28,292

Cash and equivalents at end of year	$3,402	10,325	11,976

Supplemental Schedule of Non-Cash Investing Activity:
Transfer of residential mortgage loans to other real estate owned	$—	60	200
See accompanying notes to financial statements.

WEBSTER PREFERRED CAPITAL CORPORATION
NOTES TO FINANCIAL STATEMENTS
Note 1: Summary of Significant Accounting Policies
a) Business
Webster Preferred Capital Corporation (the “Company”) is a Connecticut corporation incorporated in March 1997 and a subsidiary of Webster Bank, National Association, “(Webster Bank”), which is a wholly-owned subsidiary of Webster Financial Corporation (“Webster”). The Company acquires, holds and manages real estate mortgage assets (“mortgage assets”). As of December 31, 2005, mortgage assets owned by the Company consisted of whole loans secured by first mortgages or deeds of trusts on single family (one-to-four unit) residential real estate properties (“residential mortgage loans”), located primarily in Connecticut and mortgage-backed securities, secured by these same type of loans, located throughout the country.
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
b) Basis of Financial Statement Presentation
The financial statements have been prepared in conformity with U.S. generally accepted accounting principles. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, as of the date of the financial statements, and revenues and expenses for the periods presented. The actual results of the Company could differ from those estimates. An example of a material estimate that is susceptible to near-term changes is the allowance for loan losses.
c) Loans
Loans are stated at the principal amounts outstanding, adjusted by purchase premiums and discounts, deferred loan fees and/or costs, and the allowance for loan losses. Interest on loans is credited to income as earned based on the rate applied to principal amounts outstanding. Interest which is more than 90 days past due is not accrued. Such interest ultimately collected, if any, is credited to income in the period received. Loan origination fees, net of certain direct origination costs, and premiums and discounts on loans purchased are recognized in interest income over the lives of the loans using a method approximating the interest method. Servicing fees paid to the Servicer are charged against interest income.
The Company’s residential mortgage loans are not within the scope of Statement of Financial Accounting Standards (“SFAS”) No. 114, “Accounting by Creditors for Impairment of a Loan,” as amended by SFAS No. 118, since these are homogenous loans with relatively small balances that are collectively evaluated for impairment.
d) Allowance for Loan Losses
The allowance for loan losses is established based upon a review of the loan portfolio, loss experience, specific problem loans, economic conditions and other pertinent factors which, in management’s judgment, deserve current recognition in estimating probable loan losses.
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

e) Mortgage-Backed Securities
Mortgage-backed securities are issued by U.S. government agencies or government-sponsored enterprises and are classified as available for sale. Available for sale securities are carried at fair value with unrealized gains and losses recorded as adjustments to shareholders’ equity. The adjustment to shareholders’ equity is not tax-effected, as the Company is generally not subject to federal and state income tax. Management intends to hold these securities for indefinite periods of time as part of its asset/liability strategy and may sell the securities in response to changes in interest rates, changes in prepayment risk or other factors. One of the risks inherent when investing in mortgage-backed securities is the ability of such instruments to incur prepayments of principal prior to maturity. Because of prepayments, the weighted-average yield of these securities may also change, which could affect earnings. Realized gains and losses on sales of securities are recorded using the specific identification method. Unrealized losses on securities are charged to earnings when the decline in fair value is judged to be other than temporary.
f) Net Income Per Common Share
Basic net income per common share is calculated by dividing net income available to common shareholders by the weighted-average number of shares of common stock outstanding. Diluted net income per common share does not apply since the Company has issued no options or other instruments representing potential common shares. The weighted-average number of shares used in the computation of basic earnings per common share for the years ended December 31, 2005, 2004 and 2003 was 100.
g) Comprehensive Income
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
h) Statement of Cash Flows
For purposes of the Statement of Cash Flows, the Company defines cash in banks to be cash and cash equivalents.
Note 2: Mortgage-Backed Securities Available for Sale
The following table sets forth certain information regarding the mortgage-backed securities:

	Amortized	Unrealized	Unrealized	Estimated
(In thousands)	Cost	Gains	Losses	Fair Value

December 31, 2005
Available for sale portfolio	$41,835	—	(500)	41,335

December 31, 2004
Available for sale portfolio	$20,688	21	—	20,709

During 2005 there were no sales of mortgage-backed securities. Mortgage-backed securities sold for proceeds of $15.6 million generated a gain of $536,000 during 2004. One fixed-rate mortgage-backed security was sold for proceeds of $9.2 million in 2003 generating a gain of $268,000.
All of the securities with unrealized losses at December 31, 2005 (2 securities) had been in a continuous unrealized loss position for less than twelve months. The unrealized losses were caused by increases in market yields subsequent to purchase. There were no securities past due or securities for which the Company currently believes it is not probable that it will collect all amounts due according to the contractual terms of the security. Because the Company has the intent and ability to hold securities with unrealized losses until a market price recovery (which may be until maturity), the Company did not consider these securities to be other-than-temporarily impaired at December 31, 2005.
Unrealized losses on fixed income securities result from the cost basis of securities being greater than current market value. This will generally be due to an increase in interest rates since the time of purchase, a structural change in an investment or from deterioration in credit quality of the issuer. Management has and will continue to evaluate impairments, whether caused by adverse interest rate or credit movements, to determine if they are other-than-temporary.

In accordance with applicable accounting literature, the Company must demonstrate an ability and intent to hold an impaired security until full recovery of its cost basis. Management uses both internal and external information sources to arrive at the most informed decision. This quantitative and qualitative assessment begins with a review of general market conditions and changes to market conditions, credit, investment performance and structure since the prior review period. The ability to hold the impaired security will involve a number of factors, including: forecasted recovery period based on the security’s average life; whether its return provides satisfactory carry relative to funding sources; and the Company’s capital, earnings and cash flow positions, among other things. The Company has the ability and intent to hold all temporarily impaired securities to full recovery, which may be until maturity.
Note 3: Residential Mortgage Loans, Net
A summary of residential mortgage loans, net, by type and original maturity follows:

	At December 31,
(In thousands)	2005	2004

Fixed-rate loans:
15 yr. loans	$50,842	63,747
20 yr. loans	7,218	8,083
25 yr. loans	3,718	4,037
30 yr. loans	232,742	273,028

Total fixed-rate loans	294,520	348,895

Variable-rate loans:
15 yr. loans	666	1,009
20 yr. loans	1,241	5,246
25 yr. loans	1,183	1,382
30 yr. loans	89,951	118,287

Total variable-rate loans	93,041	125,924

Total residential mortgage loans	387,561	474,819

Premiums and deferred fees on loans, net	2,597	3,082
Less: allowance for loan losses	(2,022)	(2,022)

Residential mortgage loans, net	$388,136	475,879

A detail of the change in the allowance for loan losses follows:

	Years Ended December 31,
(In thousands)	2005	2004	2003

Balance at beginning of year	$2,022	2,106	2,106
Provision charged to operations	—	—	—
Charge-offs	—	(84)	—

Balance at end of year	$2,022	2,022	2,106

No loans were considered impaired at either December 31, 2005 or 2004. Nonaccrual loans totaled $97,000 and $179,000 at December 31, 2005 and 2004, respectively.

Note 4: Redeemable Preferred Stock
In December 1997, 1,000,000 shares of Series B 8.625% cumulative redeemable preferred stock were issued at $10 per share, raising $10.0 million less issuance costs. The Series B preferred stock was not redeemable prior to January 15, 2003, except upon the occurrence of a specified tax event. Any redemption is solely at the option of the Company, which has no current plans to redeem the preferred stock. The redemption price is $10 per share.
Note 5: Servicing
The mortgage loans owned by the Company are serviced by Webster Bank pursuant to the terms of a servicing agreement. Webster Bank in its role as servicer under the terms of the servicing agreement is herein referred to as the “Servicer.” The Servicer receives fees at an annual rate of (i) 8 basis points for fixed-rate loan servicing and collection, (ii) 8 basis points for variable-rate loan servicing and collection and (iii) 5 basis points for all other services to be provided, as needed, in each case based on the daily outstanding balances of all the Company’s loans for which the Servicer is responsible. The services provided to the Company by Webster Bank are at the level of a sub-servicing agreement. As such, the Company estimates that the fees paid to Webster Bank for servicing approximates fees that would be paid if the Company operated as an unaffiliated entity. Servicing fees paid for the years 2005, 2004 and 2003 were $345,000, $355,000 and $326,000, respectively. Servicing fees are netted against interest income in the Statements of Income, as they are considered a reduction in yield to the Company.
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
Note 6: Advisory Services
Advisory services are being provided pursuant to an agreement with Webster Bank to provide the Company with the following types of services: administer the day-to-day operations, monitor the credit quality of the mortgage assets, advise with respect to the acquisition, management, financing, and disposition of mortgage assets and provide the necessary executive administration, human resource, accounting and control, technical support, record keeping, copying, telephone, mailing and distribution, investment and funds management services. Webster Bank received an annual fee for advisory services provided to the Company of $195,000 in 2005, 2004 and 2003. The Company estimates that the fees paid to Webster Bank for advisory services approximate fees that would be paid for such services if the Company were an unaffiliated entity.
Operating expenses outside the scope of the advisory agreement are paid directly by the Company. Such expenses include, but are not limited to, fees for third party consultants, attorneys and external auditors, and any other expenses incurred that are not directly related to the advisory agreement.
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

Note 8: Summary of Estimated Fair Values of Financial Instruments
A summary of estimated fair values of financial instruments follows:

	At December 31,
(In thousands)	2005		2004
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

Assets:
Cash	$3,402	3,402	10,325	10,325
Interest-bearing deposits	77,000	77,000	29,000	29,000
Mortgage-backed securities	41,335	41,335	20,709	20,709

Residential mortgages	390,158	385,608	477,901	480,098
Less: allowance for loan losses	(2,022)	(2,022)	(2,022)	(2,022)

Residential mortgages, net	388,136	383,586	475,879	478,076
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
The carrying amounts for interest-bearing deposits approximate fair value since they mature in 90 days or less and do not present unanticipated credit concerns. The fair value of mortgage-backed securities (see Note 2) is estimated based on prices or quotations received from third parties or pricing services.
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

Note 9: Selected Quarterly Financial Data (unaudited)

2005

(In thousands, except share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Interest income	$6,670	6,732	6,693	6,613
Noninterest income	—	—	—	—
Noninterest expenses	57	79	80	78

Net income	6,613	6,653	6,613	6,535
Preferred dividends	216	215	216	216

Net income available to common shareholder	$6,397	6,438	6,397	6,319

Basic net income per common share	$63,970	64,380	63,970	63,185

2004

(In thousands, except share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Interest income	$6,402	6,687	6,666	6,695
Noninterest income	—	352	184	—
Noninterest expenses	120	144	58	77

Net income	6,282	6,895	6,792	6,618
Preferred dividends	216	215	216	216

Net income available to common shareholder	$6,066	6,680	6,576	6,402

Basic net income per common share	$60,660	66,800	65,760	64,024

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
The Company had no changes in or disagreements with its independent registered public accounting firm on accounting and financial disclosures.
Item 9A. Disclosure Controls and Procedures
The Company’s management, including the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2005. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
There was no change made in the Company’s internal controls over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information
None

PART III
Item 10. Directors and Executive Officers of the Registrant
The Company’s Board of Directors currently consists of three members. Directors are elected for a one-year term. The Company currently has three officers and no other employees.
The persons who are current directors and executive officers of the Company are as follows:

Name	Age at December 31, 2005	Position and Offices Held
William T. Bromage	60	President and Director

Harriet Munrett Wolfe	52	Director

William J. Healy	61	Director

Gregory S. Madar	43	Senior Vice President, Chief Accounting Officer and Assistant Secretary

Mark S. Lyon	45	Secretary
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
Gregory S. Madar has been the Senior Vice President, Principal Financial and Accounting Officer and Assistant Secretary of the Company since April 2003. He also served as the Treasurer of the Company from 2001 to 2003, as Secretary of the Company from March 1997 to March 1999 and as Assistant Secretary of the Company since 1999. He is also Senior Vice President and Controller of Webster Bank. Mr. Madar, a Certified Public Accountant, joined Webster Bank in 1995 as Vice President and Tax Manager and was elected Senior Vice President and Assistant Controller in January 2000. In February 2002, he was promoted to Senior Vice President and Controller.
Mark S. Lyon has been the Secretary of the Company since December 2005. He is also Assistant Secretary of Webster and Senior Vice President and Assistant Secretary of Webster Bank. Mr. Lyon joined Webster in November 2005. Previously Mr. Lyon was Assistant Secretary for Praxair, Inc., an industrial gases company in Danbury, CT.
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
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors and executive officers and persons who own more than 10% of its Series B Preferred Stock to file with the SEC initial reports of ownership of the Company’s equity securities and to file subsequent reports when there are changes in such ownership. Based on a review of reports submitted to the Company, the Company believes that during the fiscal year ended December 31, 2005, all Section 16(a) filing requirements applicable to the Company’s officers, directors and more than 10% owners were complied with on a timely basis.
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

The Advisory Agreement provides that the liability of the Advisor to the Company for any loss due to the Advisor’s performing or failing to perform the services under the Advisory Agreement shall be limited to those losses sustained by the Company which are a direct result of the Advisor’s negligence or willful misconduct. It also provides that under no circumstances shall the Advisor be liable for any consequential or special damages and that in no event shall the Advisor’s total combined liability to the Company for all claims arising under or in connection with the Advisory Agreement be more than the total amount of all fees payable by the Company to the Advisor under the Advisory Agreement during the year immediately preceeding the year in which the first claim giving rise to such liability arises. The Advisory Agreement also provides that to the extent that third parties make claims against the Advisor arising out of the services provided thereunder, the Company will indemnify the Advisor against all loss arising therefrom.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The following table sets forth, as of December 31, 2005, the number and percentage of the outstanding shares of either our Common Stock or Series B Preferred Stock beneficially owned by (i) all persons known by the Company to own more than five percent of such shares, (ii) each director of the Company, and (iii) each executive officer of the Company, and (iv) all executive officers and directors of the Company as group.

Name and Address of Beneficial Owner	Amount of Beneficial Ownership	Percent of Class of Outstanding Shares
Webster Bank 145 Bank Street Waterbury, CT 06702	100 shares	Common – 100%

William T. Bromage President and Director	-0-	-0-

Harriet Munrett Wolfe Director	-0-	-0-

William J. Healy Director	-0-	-0-

Gregory S. Madar Senior Vice President, Chief Accounting Officer and Assistant Secretary	300 shares	Series B Preferred Stock*

Mark S. Lyon Secretary	-0-	-0-

All Officers and Directors as a group	300 shares	Series B Preferred Stock*

*	Less then one percent
The Company does not maintain any compensation plans pursuant to which equity securities of the Company may be issued.
Item 13. Certain Relationships and Related Transactions
The Company is organized as a subsidiary of Webster Bank, is controlled by and through advisory and servicing agreements and is totally reliant on Webster Bank. The Company’s Board of Directors consists entirely of Webster Bank employees and, through the advisory and servicing agreements, Webster Bank and its affiliates are involved in every aspect of the Company’s existence. Webster Bank administers the day-to-day activities of the Company in its role as Advisor under the Advisory Agreement and acts as Servicer of the Company’s Mortgage Loans under the Servicing Agreement. In addition, all of the officers of the Company are also officers of Webster Bank. As the holder of all of the outstanding voting stock of the Company, Webster Bank generally will have the right to elect all of the directors of the Company. For a description of the fees Webster Bank is entitled to receive under the advisory and servicing agreements, see Notes 5 and 6 to the Company’s Financial Statements included in Item 8.

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
Item 14. Principal Accountant Fees and Services
Audit and Non-Audit Fees
The following table presents fees for professional audit services rendered by KPMG LLP for the audit of the Company’s annual financial statements for the years ended December 31, 2005 and 2004, and fees billed for other services rendered by KPMG LLP during those periods.

	2005	2004

Audit Fees (1)	$29,000	26,800
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

Total	$29,000	26,800

(1)	Audit Fees consist of fees billed for professional services rendered for the audit of the Company’s annual financial statements and review of the interim financial statements included in quarterly reports, and services that are normally provided in connection with statutory and regulatory filings or engagements.

Before the principal accountant is engaged by the Company to render audit or non-audit services, the engagement is approved by the Company’s Board of Directors.

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

William T. Bromage, President and Director

Date: March 28, 2006
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 28, 2006.

By:	/s/ William T. Bromage

William T. Bromage, President and Director
(Principal Executive Officer)

By:	/s/ Gregory S. Madar

Gregory S. Madar, Senior Vice President,
Treasurer and Assistant Secretary
(Principal Financial and Accounting Officer)

By:	/s/ William J. Healy

William J. Healy, Director

By:	/s/ Harriet M. Wolfe

Harriet Munrett Wolfe, Director