Form 10-Q
period 2006-03-31
WEBSTER PREFERRED CAPITAL CORP
filed 2006-05-11
CIK 1047865

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarter ended March 31, 2006
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
Registrant’s telephone number, including area code: (203) 465-4366
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Exchange Act Rule 12B-2).

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12B-2). ☐ Yes ☑ No
The number of shares outstanding of each of the registrant’s classes of common stock, as of April 30, 2006 is: 100 shares.

WEBSTER PREFERRED CAPITAL CORPORATION

Item 1. Interim Financial Statements
WEBSTER PREFERRED CAPITAL CORPORATION
STATEMENTS OF CONDITION
(unaudited)

(Dollars in thousands, except share and per share data)	March 31, 2006	December 31, 2005

Assets

Cash	$5,668	3,402
Interest-bearing deposits	93,000	77,000
Mortgage-backed securities available for sale, at fair value (Note 2)	39,968	41,335
Residential mortgage loans, net (Note 3)	376,582	388,136
Accrued interest receivable	1,954	1,784
Prepaid expenses and other assets	199	104

Total assets	$517,371	511,761

Liabilities and Shareholders’ Equity

Accrued dividends payable	$180	180
Accrued expenses and other liabilities	130	10

Total liabilities	310	190

Shareholders’ Equity

Series B 8.625% cumulative redeemable preferred stock, liquidation preference $10 per share; par value $1.00 per share:
1,000,000 shares authorized, issued and outstanding	1,000	1,000
Common stock, par value $.01 per share:
Authorized – 1,000 shares
Issued and outstanding - 100 shares	1	1
Paid-in capital	513,799	513,799
Retained earnings (distributions in excess of accumulated earnings)	2,992	(2,729)
Accumulated other comprehensive loss	(731)	(500)

Total shareholders’ equity	517,061	511,571

Total liabilities and shareholders’ equity	$517,371	511,761

See accompanying notes to interim financial statements.

WEBSTER PREFERRED CAPITAL CORPORATION
STATEMENTS OF INCOME
(unaudited)

	Three Months Ended
	March 31,
(Dollars in thousands, except per share data)	2006	2005

Interest income:
Loans (Note 4)	$5,195	6,147
Securities and short-term investments	1,452	523

Total interest income	6,647	6,670

Noninterest expense:
Advisory fee to parent	49	49
Other	30	8

Total noninterest expense	79	57

Net income	6,568	6,613
Preferred stock dividends	216	216

Net income available to common shareholder	$6,352	6,397

Net income per common share:
Basic and diluted	$63,520	63,970
STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended
	March 31,
(In thousands)	2006	2005

Net income	$6,568	6,613

Other comprehensive loss:
Unrealized net holding loss on securities available for sale arising during the period	(231)	(317)

Comprehensive income	$6,337	6,296

See accompanying notes to interim financial statements.

WEBSTER PREFERRED CAPITAL CORPORATION
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
(In thousands)	2006	2005

Cash flow from operating activities:
Net income	$6,568	6,613
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization and accretion	237	232
(Increase) decrease in accrued interest receivable	(170)	35
Increase in accrued expenses and other liabilities	120	45
Increase in prepaid expenses and other assets	(95)	(494)

Net cash provided by operating activities	6,660	6,431

Cash flow from investing activities:
Principal repayments on mortgage-backed securities	1,136	767
Principal repayments of loans	11,317	23,270
Increase in short-term investments	(16,000)	(38,500)
Net cash used by investing activities	(3,547)	(14,463)

Cash flow from financing activities:
Dividends paid on common and preferred stock	(847)	(915)

Increase (decrease) in cash and cash equivalents	2,266	(8,947)
Cash and cash equivalents at beginning of period	3,402	10,325

Cash and cash equivalents at end of period	$5,668	1,378

See accompanying notes to interim financial statements.

WEBSTER PREFERRED CAPITAL CORPORATION
NOTES TO INTERIM FINANCIAL STATEMENTS
NOTE 1: BASIS OF PRESENTATION
The accompanying interim financial statements represent the accounts of Webster Preferred Capital Corporation (the “Company” or “WPCC”) and have been prepared in conformity with U.S. generally accepted accounting principles. The statements include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All adjustments were of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results which may be expected for the year as a whole. These interim financial statements should be read in conjunction with the financial statements and notes thereto included in WPCC’s 2005 Annual Report on Form 10-K.
NOTE 2: MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE
The following table sets forth certain information regarding the mortgage-backed securities:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(In thousands)	Cost	Gains	Losses	Fair Value

March 31, 2006
Available for Sale Portfolio	$40,699	—	(731)	39,968

December 31, 2005
Available for Sale Portfolio	$41,835	—	(500)	41,335

At March 31, 2006 and December 31, 2005, all mortgage-backed securities available for sale were issued by government agencies or government-sponsored enterprises. There were no sales of mortgage-backed securities during the three months ended March 31, 2006 and 2005.
The following table identifies temporarily impaired investment securities as of March 31, 2006 segregated by length of time the securities had been in a continuous unrealized loss position. All temporarily impaired securities as of December 31, 2005 had been in a continuous unrealized loss position for less than twelve months.

	Less Than Twelve Months		Twelve Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses

Available for Sale:
Mortgage-backed securities	$24,004	(118)	15,964	(613)	39,968	(731)

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

WEBSTER PREFERRED CAPITAL CORPORATION
NOTES TO INTERIM FINANCIAL STATEMENTS (continued)
NOTE 3: RESIDENTIAL MORTGAGE LOANS, NET
A summary of the Company’s residential mortgage loans by type and original maturity follows:

(In thousands)	March 31, 2006	December 31, 2005

Fixed-rate loans:
15 yr. loans	$48,481	50,842
20 yr. loans	7,016	7,218
25 yr. loans	3,692	3,718
30 yr. loans	229,125	232,742

Total fixed-rate loans	288,314	294,520

Variable-rate loans:
15 yr. loans	570	666
20 yr. loans	704	1,241
25 yr. loans	1,160	1,183
30 yr. loans	85,389	89,951

Total variable-rate loans	87,823	93,041

Total residential mortgage loans	376,137	387,561

Premiums and deferred costs on loans, net	2,467	2,597
Less: allowance for loan losses	(2,022)	(2,022)

Residential mortgage loans, net	$376,582	388,136

As of March 31, 2006, 76.7% of the Company’s residential mortgage loans are fixed-rate loans and 23.3% are adjustable-rate loans.
There has been no activity in the allowance for loan losses for the three months ended March 31, 2006 and 2005.

WEBSTER PREFERRED CAPITAL CORPORATION
NOTES TO INTERIM FINANCIAL STATEMENTS (continued)
NOTE 4 : SERVICING
The mortgage loans owned by the Company are serviced by Webster Bank pursuant to the terms of a servicing agreement. Webster Bank in its role as servicer under the terms of the servicing agreement is herein referred to as the “Servicer.” The Servicer receives fees at an annual rate of (i) 8 basis points for fixed-rate loan servicing and collection, (ii) 8 basis points for variable-rate loan servicing and collection and (iii) 5 basis points for all other services to be provided, as needed, in each case based on the daily outstanding balances of all the Company’s loans for which the Servicer is responsible. The services provided to the Company by Webster Bank are at the level of a sub-servicing agreement. As such, the Company estimates that the fees paid to Webster Bank for servicing approximates fees that would be paid if the Company operated as an unaffiliated entity. Servicing fees paid for the three months ended March 31, 2006 and 2005 were $76,000 and $84,000, respectively. Servicing fees are netted against interest income in the Statements of Income, as they are considered a reduction in yield to the Company.
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

WEBSTER PREFERRED CAPITAL CORPORATION
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General
The Company is a subsidiary of Webster Bank and has elected to be treated as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”). The Company will generally not be subject to federal income tax for as long as it maintains its qualification as a REIT, requiring among other things, that it currently distribute to stockholders at least 90% of its “REIT taxable income” (not including capital gains and certain items of noncash income). The following discussion of the Company’s financial condition and results of operations should be read in conjunction with the Company’s financial statements and other financial data included elsewhere herein and in conjunction with the Company’s 2005 Annual Report on Form 10-K.
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
Summary
WPCC’s total interest income of $6.6 million for the three months ended March 31, 2006 approximated the amount for the same period a year earlier. However, the mix of interest income changed due to the following factors:
•	For the first three months of 2006, average loans decreased $87.2 million, short term investments increased $39.2 million and average securities increased $20.4 million compared to the first three months of 2005.

•	The yield on earning assets for the three months ended March 31, 2006 was 5.20% compared to 4.95% for the same period in 2005.
Changes in Financial Condition
Total assets, consisting primarily of residential mortgage loans, were $517.4 million at March 31, 2006, an increase of $5.6 million from $511.8 million at December 31, 2005. Residential mortgage loans decreased $11.4 million as a result of prepayments. These cash flows were generally replaced with the purchase of interest-bearing deposits. Shareholders’ equity increased to $517.1 million at March 31, 2006 from $511.6 million at December 31, 2005, due primarily to the net income earned during for the first three months of 2006.
Asset Quality
The Company maintains asset quality by investing in residential real estate loans that have been conservatively underwritten and by aggressively managing nonperforming assets. At March 31, 2006, residential real estate loans comprised the entire loan portfolio. All such residential loans were purchased from Webster Bank. The Company also invests in government agency or government-sponsored enterprise issued mortgage-backed securities and short-term jumbo certificates of deposit.

WEBSTER PREFERRED CAPITAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS (continued)
The following table details the Company’s nonperforming assets:

	March 31,	December 31,
(In thousands)	2006	2005

Loans accounted for on a nonaccrual basis:
Residential variable-rate loans	$231	$97

Total nonperforming loans and assets	$231	$97

At March 31, 2006 and December 31, 2005, the allowance for loan losses was approximately $2.0 million. Management believes that the allowance for loan losses is adequate to cover probable losses inherent in the current portfolio.
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
In the unlikely event that principal and interest payments on its mortgage assets are insufficient to meet its operating needs, WPCC has the ability to raise additional funds. WPCC’s mortgage-backed securities, which totaled $40.0 million at March 31, 2006, would supply adequate collateral for borrowings through repurchase agreements. In addition, its residential mortgage loans are underwritten to meet secondary market requirements and could easily be sold or securitized as mortgage-backed securities and used as borrowing collateral, although the Company had no plans to do so at March 31, 2006 and December 31, 2005.
Asset/Liability Management
The goal of the Company’s asset/liability management policy is to manage interest-rate risk so as to maximize net interest income over time in changing interest rate environments while maintaining acceptable levels of risk. The Company prepares estimates of the level of prepayments and the effect of such prepayments on the level of future earnings due to reinvestment of funds at rates different than those that currently exist. The Company is unable to predict future fluctuations in interest rates. The market values of the Company’s financial assets are sensitive to fluctuations in market interest rates. The market values of fixed-rate loans and mortgage-backed securities tend to decline in value as interest rates rise. If interest rates decrease, the market value of loans and mortgage-backed securities generally will tend to increase with the level of prepayments also normally increasing. The interest income earned on the Company’s variable-rate, interest-sensitive instruments, which represent primarily variable-rate mortgage loans, may change due to changes in quoted interest-rate indices. The variable-rate mortgage loans generally reprice based on a stated margin over U.S. Treasury Securities indices of varying maturities, the terms of which are established at the time that the loan is closed. At March 31, 2006, 23.3% of the Company’s residential mortgage loans were variable-rate loans.

WEBSTER PREFERRED CAPITAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS (continued)
Results of Operations
For the three months ended March 31, 2006, the Company reported net income of $6.6 million which approximated the net income for the three months ended March 31, 2005.
The decrease in interest income for the first quarter ended March 31, 2006 of $23,000 from March 31, 2005 was due to a lower volume of interest bearing assets, mainly offset by an increase in rates.
The following table shows the major categories of average interest-earning assets, together with their respective interest income and the rates earned by the Company:

	Three Months Ended			Three Months Ended
	March 31, 2006			March 31, 2005
	Average	Interest	Average	Average	Interest	Average
(In thousands)	Balance	Income	Yield	Balance	Income	Yield

Mortgage loans	$384,188	5,195	5.41%	$471,352	6,147	5.22%
Mortgage-backed securities (a)	40,616	493	4.86	20,219	232	4.59
Short-term investments	86,344	959	4.44	47,114	291	2.47

Total	$511,148	6,647	5.20%	$538,685	6,670	4.95%

(a)	Unrealized net gains and losses are excluded from the average balance.
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

	Three Months Ended March 31,
		2006 v. 2005
	Increase (Decrease) due to
(In thousands)	Rate	Volume	Total

Interest on interest-earning assets:
Mortgage loans	$1,353	(2,305)	(952)
Mortgage-backed securities	14	247	261
Short-term investments	327	341	668

Net change in net interest income	$1,694	(1,717)	(23)

There were no provisions for loan losses for the three months ended March 31, 2006 and 2005.
There were no purchases or sales of mortgage-backed securities for the three months ended March 31, 2006 and 2005.

WEBSTER PREFERRED CAPITAL CORPORATION
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The following table summarizes the estimated market value of the Company’s interest-sensitive assets at March 31, 2006 and December 31, 2005 and the projected change to market values if interest rates instantaneously increase or decrease by 100 basis points.

			Estimated Market Value Impact
(In thousands)	Amortized Cost	Market Value	-100 BP	+100 BP

At March 31, 2006
Interest sensitive assets:
Mortgage-backed securities	$40,699	39,968	523	(544)
Variable-rate residential loans	87,823	88,896	1,369	(1,606)
Fixed-rate residential loans	288,314	282,529	10,057	(12,378)

Total			$11,949	(14,528)

At December 31, 2005
Interest sensitive assets:
Mortgage-backed securities	$41,835	41,335	521	(580)
Variable-rate residential loans	93,041	92,557	1,168	(1,262)
Fixed-rate residential loans	294,520	293,051	8,892	(12,363)

Total			$10,581	(14,205)

Interest-sensitive assets, when shocked by a minus 100 basis point rate change, experience a favorable $11.9 million change in market value at March 31, 2006 compared to a favorable $10.6 million market value change at December 31, 2005. These changes in market value represent 2.9% of interest-sensitive assets at March 31, 2006 and 2.5% at December 31, 2005. A plus 100 basis point rate change results in an unfavorable $14.5 million, or 3.5% change at March 31, 2006 compared to an unfavorable $14.2 million, or 3.3% change at December 31, 2005. Changes in the projected market value due to the instantaneous rate changes at March 31, 2006 compared to December 31, 2005 are a result of changes in outstanding balances of the assets, and do not represent a significant change due to interest rates since year end.
Based on the asset/liability mix at March 31, 2006, management estimates that a gradual 200 basis point increase in interest rates over a 12 month period would increase net income over that period by approximately 5.9%. A gradual 200 basis point decrease in interest rates is projected to decrease net income by approximately 6.4%. At December 31, 2005, a projected 200 basis point increase and a 200 basis point decrease in rates produced changes of 5.4% and 5.9%, respectively.
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
These assumptions are inherently uncertain and, as a result, the simulation analyses cannot precisely estimate the impact that higher or lower rate environments will have on net interest income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes, changes in cash flow patterns and market conditions, as well as changes in management’s strategies. Management believes that the Company’s interest rate risk position at March 31, 2006, represents a reasonable level of risk.

WEBSTER PREFERRED CAPITAL CORPORATION
Item 4. CONTROLS AND PROCEDURES
The Company’s management, including the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of March 31, 2006. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
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
Item 1a. Risk Factors
During the first quarter of 2006, there were no material changes to the risk factors relevant to the Company’s operations, which are described in the Annual Report on Form 10-K for the year ended December 31, 2005.
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

Date: May 11, 2006

	BY:	/s/ Gregory S. Madar
Gregory S. Madar,
Senior Vice President,
Treasurer & Assistant Secretary
Principal Financial and Accounting Officer