Form 10-Q
period 2006-06-30
WEBSTER PREFERRED CAPITAL CORP
filed 2006-08-08
CIK 1047865

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarter ended June 30, 2006
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
Registrant’s telephone number, including area code: (203) 465-4366
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☑ Yes    ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes   ☑ No
The number of shares outstanding of each of the registrant’s classes of common stock, as of July 31, 2006 is: 100 shares.

WEBSTER PREFERRED CAPITAL CORPORATION

Item 1. Interim Financial Statements
WEBSTER PREFERRED CAPITAL CORPORATION
STATEMENTS OF CONDITION
(unaudited)

(Dollars in thousands, except share and per share data)	June 30, 2006	December 31, 2005

Assets

Cash	$9,665	3,402
Interest-bearing deposits	111,000	77,000
Mortgage-backed securities available for sale, at fair value (Note 2)	38,261	41,335
Residential mortgage loans, net (Note 3)	362,126	388,136
Accrued interest receivable	2,207	1,784
Prepaid expenses and other assets	213	104

Total assets	$523,472	511,761

Liabilities and Shareholders’ Equity

Accrued dividends payable	$180	180
Accrued expenses and other liabilities	183	10

Total liabilities	363	190

Shareholders’ Equity

Series B 8.625% cumulative redeemable preferred stock, liquidation preference $10 per share; par value $1.00 per share:
1,000,000 shares authorized, issued and outstanding	1,000	1,000
Common stock, par value $.01 per share:
Authorized – 1,000 shares
Issued and outstanding - 100 shares	1	1
Paid-in capital	513,799	513,799
Retained earnings (distributions in excess of accumulated earnings)	9,544	(2,729)
Accumulated other comprehensive loss	(1,235)	(500)

Total shareholders’ equity	523,109	511,571

Total liabilities and shareholders’ equity	$523,472	511,761

See accompanying notes to interim financial statements.

WEBSTER PREFERRED CAPITAL CORPORATION
STATEMENTS OF INCOME
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share data)	2006	2005	2006	2005

Interest income:
Loans (Note 4)	$5,127	5,934	$10,322	12,081
Securities and short-term investments	1,755	798	3,207	1,321

Total interest income	6,882	6,732	13,529	13,402

Noninterest expense:
Advisory fee to parent	51	60	100	109
Other	64	19	94	27

Total noninterest expense	115	79	194	136

Net income	6,767	6,653	13,335	13,266
Preferred stock dividends	215	215	431	431

Net income available to common shareholder	$6,552	6,438	$12,904	12,835

Net income per common share:
Basic and diluted	$65,520	64,380	$129,040	128,350
STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2006	2005	2006	2005

Net income	$6,767	6,653	$13,335	13,266

Other comprehensive (loss) income:
Unrealized net holding (loss) gain on securities available for sale arising during the period	(504)	232	(735)	(85)

Comprehensive income	$6,263	6,885	$12,600	13,181

See accompanying notes to interim financial statements.

WEBSTER PREFERRED CAPITAL CORPORATION
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
(In thousands)	2006	2005

Cash flow from operating activities:
Net income	$13,335	13,266
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization and accretion	414	381
(Increase) decrease in accrued interest receivable	(423)	77
Increase in accrued expenses and other liabilities	173	6
(Increase) decrease in prepaid expenses and other assets	(109)	160

Net cash provided by operating activities	13,390	13,890

Cash flow from investing activities:
Principal repayments on mortgage-backed securities	2,327	1,763
Principal repayments of loans	25,608	42,281
Increase in short-term investments	(34,000)	(66,000)

Net cash used by investing activities	(6,065)	(21,956)

Cash flow from financing activities:
Dividends paid on common and preferred stock	(1,062)	(1,130)

Increase (decrease) in cash and cash equivalents	6,263	(9,196)
Cash and cash equivalents at beginning of period	3,402	10,325

Cash and cash equivalents at end of period	$9,665	1,129

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
NOTE 2: MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE
The following table sets forth certain information regarding the mortgage-backed securities:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(In thousands)	Cost	Gains	Losses	Fair Value

June 30, 2006
Available for Sale Portfolio	$39,496	—	(1,235)	38,261

December 31, 2005
Available for Sale Portfolio	$41,835	—	(500)	41,335

At June 30, 2006 and December 31, 2005, all mortgage-backed securities available for sale were issued by government agencies or government-sponsored enterprises. There were no sales of mortgage-backed securities during the six months ended June 30, 2006 and 2005.
The following table identifies temporarily impaired investment securities as of June 30, 2006 segregated by length of time the securities had been in a continuous unrealized loss position. All temporarily impaired securities as of December 31, 2005 had been in a continuous unrealized loss position for less than twelve months.

	Less Than Twelve Months		Twelve Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses

Available for Sale:
Mortgage-backed securities	$23,073	(417)	15,188	(818)	38,261	(1,235)

Unrealized losses on fixed income securities result from the cost basis of securities being greater than current market value.This will generally be due to an increase in interest rates since the time of purchase, a structural change in an investment or from deterioration in credit quality of the issuer. Management has and will continue to evaluate impairments, whether caused by adverse interest rate or credit movements, to determine if they are other-than-temporary.
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

WEBSTER PREFERRED CAPITAL CORPORATION
NOTES TO INTERIM FINANCIAL STATEMENTS (continued)
NOTE 3: RESIDENTIAL MORTGAGE LOANS, NET
A summary of the Company’s residential mortgage loans by type and original maturity follows:

(In thousands)	June 30, 2006	December 31, 2005

Fixed-rate loans:
15 yr. loans	$46,256	50,842
20 yr. loans	6,941	7,218
25 yr. loans	3,231	3,718
30 yr. loans	223,186	232,742

Total fixed-rate loans	279,614	294,520

Variable-rate loans:
15 yr. loans	445	666
20 yr. loans	668	1,241
25 yr. loans	1,137	1,183
30 yr. loans	79,909	89,951

Total variable-rate loans	82,159	93,041

Total residential mortgage loans	361,773	387,561

Premiums and deferred costs on loans, net	2,375	2,597
Less: allowance for loan losses	(2,022)	(2,022)

Residential mortgage loans, net	$362,126	388,136

As of June 30, 2006, 77.3% of the Company’s residential mortgage loans are fixed-rate loans and 22.7% are adjustable-rate loans.
There has been no activity in the allowance for loan losses for the six months ended June 30, 2006 and 2005.

WEBSTER PREFERRED CAPITAL CORPORATION
NOTES TO INTERIM FINANCIAL STATEMENTS (continued)
NOTE 4: SERVICING
The mortgage loans owned by the Company are serviced by Webster Bank National Association (“Webster Bank”) pursuant to the terms of a servicing agreement. Webster Bank in its role as servicer under the terms of the servicing agreement is herein referred to as the “Servicer.” The Servicer receives fees at an annual rate of (i) 8 basis points for fixed-rate loan servicing and collection, (ii) 8 basis points for variable-rate loan servicing and collection and (iii) 5 basis points for all other services to be provided, as needed, in each case based on the daily outstanding balances of all the Company’s loans for which the Servicer is responsible. The services provided to the Company by Webster Bank are at the level of a sub-servicing agreement. As such, the Company estimates that the fees paid to Webster Bank for servicing approximates fees that would be paid if the Company operated as an unaffiliated entity. Servicing fees paid for the three and six months ended June 30, 2006 were $74,000 and $150,000, respectively, and for the three and six months ended June 30, 2005 were $97,000 and $181,000, respectively. Servicing fees are netted against interest income in the Statements of Income, as they are considered a reduction in yield to the Company.
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
Summary
WPCC’s total interest income of $6.9 million for the three months ended June 30, 2006 and $13.5 million for the six months ended June 30, 2006 approximated the amounts for the same periods a year earlier. However, the mix of interest income changed due to the following factors:
•	For the first six months of 2006, average loans decreased $81.8 million, short term investments increased $31.7 million and average securities increased $20.0 million compared to the first six months of 2005.

•	The yield on earning assets for the six months ended June 30, 2006 was 5.28% compared to 4.94% for the same period in 2005.
Changes in Financial Condition
Total assets, consisting primarily of residential mortgage loans, were $523.4 million at June 30, 2006, an increase of $11.6 million from $511.8 million at December 31, 2005. Residential mortgage loans decreased $26.0 million as a result of prepayments. These cash flows were generally replaced with the purchase of interest-bearing deposits. Shareholders’ equity increased to $523.1 million at June 30, 2006 from $511.6 million at December 31, 2005, due primarily to the net income earned during for the first six months of 2006.

Asset Quality
The Company maintains asset quality by investing in residential real estate loans that have been conservatively underwritten and by aggressively managing nonperforming assets. At June 30, 2006 and December 31, 2005, residential real estate loans comprised the entire loan portfolio. All such residential loans were purchased from Webster Bank. The Company also invests in government agency or government-sponsored enterprise issued mortgage-backed securities and short-term jumbo certificates of deposit.
The following table details the Company’s nonperforming assets:

	June 30,	December 31,
(In thousands)	2006	2005

Loans accounted for on a nonaccrual basis:
Residential variable-rate loans	$231	$97

Total nonperforming loans and assets	$231	$97

At June 30, 2006 and December 31, 2005, the allowance for loan losses was approximately $2.0 million. Management believes that the allowance for loan losses is adequate to cover probable losses inherent in the current portfolio.
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
In the unlikely event that principal and interest payments on its mortgage assets are insufficient to meet its operating needs, WPCC has the ability to raise additional funds. WPCC’s mortgage-backed securities, which totaled $38.3 million at June 30, 2006, would supply adequate collateral for borrowings through repurchase agreements. In addition, its residential mortgage loans are underwritten to meet secondary market requirements and could easily be sold or securitized as mortgage-backed securities and used as borrowing collateral, although the Company had no plans to do so at June 30, 2006 and December 31, 2005.
Asset/Liability Management
The goal of the Company’s asset/liability management policy is to manage interest-rate risk so as to maximize net interest income over time in changing interest rate environments while maintaining acceptable levels of risk. The Company prepares estimates of the level of prepayments and the effect of such prepayments on the level of future earnings due to reinvestment of funds at rates different than those that currently exist. The Company is unable to predict future fluctuations in interest rates. The market values of the Company’s financial assets are sensitive to fluctuations in market interest rates. The market values of fixed-rate loans and mortgage-backed securities tend to decline in value as interest rates rise. If interest rates decrease, the market value of loans and mortgage-backed securities generally will tend to increase with the level of prepayments also normally increasing. The interest income earned on the Company’s variable-rate, interest-sensitive instruments, which represent primarily variable-rate mortgage loans, may change due to changes in quoted interest-rate indices. The variable-rate mortgage loans generally reprice based on a stated margin over U.S. Treasury Securities indices of varying maturities, the terms of which are established at the time that the loan is closed. At June 30, 2006, 22.7% of the Company’s residential mortgage loans were variable-rate loans.

WEBSTER PREFERRED CAPITAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS (continued)
Results of Operations
For the three and six months ended June 30, 2006, the Company reported net income of $6.8 million and $13.3 million, respectively, which approximated the net income for the three and six months ended June 30, 2005.
Interest income of $6.9 million for the second quarter of 2006 and $13.5 million for the six months of 2006 were flat compared to $6.7 million and $13.4 million for the same periods last year. Interest rates increased by 34 basis points and average earning assets decreased by $30.1 million for the first six months of 2006 compared to the same period in 2005.
The following table shows the major categories of average interest-earning assets, together with their respective interest income and the rates earned by the Company:

	Three Months Ended			Three Months Ended
	June 30, 2006			June 30, 2005
	Average	Interest	Average	Average	Interest	Average
(In thousands)	Balance	Income	Yield	Balance	Income	Yield

Mortgage loans	$370,932	5,127	5.53%	$447,518	5,934	5.30%
Mortgage-backed securities (a)	38,903	479	4.93	19,231	217	4.51
Short-term investments	103,033	1,276	4.95	78,813	581	2.95

Total	$512,868	6,882	5.37%	$545,562	6,732	4.94%

	Six Months Ended			Six Months Ended
	June 30, 2006			June 30, 2005
	Average	Interest	Average	Average	Interest	Average
(In thousands)	Balance	Income	Yield	Balance	Income	Yield

Mortgage loans	$377,523	10,322	5.47%	$459,371	12,081	5.26%
Mortgage-backed securities (a)	39,755	972	4.89	19,722	449	4.55
Short-term investments	94,735	2,235	4.72	63,051	872	2.77

Total	$512,013	13,529	5.28%	$542,144	13,402	4.94%

(a)	Unrealized net gains and losses are excluded from the average balance.
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

	Three Months Ended June 30,			Six Months Ended June 30,
	2006 v. 2005			2006 v. 2005

	Increase (Decrease) due to			Increase (Decrease) due to
(In thousands)	Rate	Volume	Total	Rate	Volume	Total

Interest on interest-earning assets:
Mortgage loans	$243	(1,050)	(807)	$463	(2,222)	(1,759)
Mortgage-backed securities	21	241	262	35	488	523
Short-term investments	479	216	695	796	567	1,363

Net change in net interest income	$743	(593)	150	$1,294	(1,167)	127

There were no provisions for loan losses for the three and six months ended June 30, 2006 and 2005.

WEBSTER PREFERRED CAPITAL CORPORATION
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The following table summarizes the estimated market value of the Company’s interest-sensitive assets at June 30, 2006 and December 31, 2005 and the projected change to market values if interest rates instantaneously increase or decrease by 100 basis points.

			Estimated Market Value Impact
(In thousands)	Amortized Cost	Market Value	-100 BP	+100 BP

At June 30, 2006
Interest sensitive assets:
Mortgage-backed securities	$39,496	38,261	510	(519)
Variable-rate residential loans	82,159	80,511	1,222	(1,433)
Fixed-rate residential loans	279,614	269,204	10,837	(12,053)

Total			$12,569	(14,005)

At December 31, 2005
Interest sensitive assets:
Mortgage-backed securities	$41,835	41,335	521	(580)
Variable-rate residential loans	93,041	92,557	1,168	(1,262)
Fixed-rate residential loans	294,520	293,051	8,892	(12,363)

Total			$10,581	(14,205)

Interest-sensitive assets, when shocked by a minus 100 basis point rate change, experience a favorable $12.6 million change in market value at June 30, 2006 compared to a favorable $10.6 million market value change at December 31, 2005. These changes in market value represent 3.1% of interest-sensitive assets at June 30, 2006 and 2.5% at December 31, 2005. A plus 100 basis point rate change results in an unfavorable $14.0 million, or 3.5%, change in market value at June 30, 2006 compared to an unfavorable $14.2 million, or 3.3%, market value change at December 31, 2005. Changes in the projected market value due to the instantaneous rate changes at June 30, 2006 compared to December 31, 2005 are a result of changes in outstanding balances of the assets, and do not represent a significant change due to interest rates since year end.
Based on the asset/liability mix at June 30, 2006, management estimates that a gradual 200 basis point increase in interest rates over a 12 month period would increase net income over that period by approximately 6.7%. A gradual 200 basis point decrease in interest rates is projected to decrease net income by approximately 7.0%. At December 31, 2005, a projected 200 basis point increase and a 200 basis point decrease in rates produced a net income increase of 5.4% and a net income decrease of 5.9%, respectively.
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
These assumptions are inherently uncertain and, as a result, the simulation analyses cannot precisely estimate the impact that higher or lower rate environments will have on net interest income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes, changes in cash flow patterns and market conditions, as well as changes in management’s strategies. Management believes that the Company’s interest rate risk position at June 30, 2006, represents a reasonable level of risk.

WEBSTER PREFERRED CAPITAL CORPORATION
Item 4. CONTROLS AND PROCEDURES
The Company’s management, including the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act as of June 30, 2006. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
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
Item 1A. Risk Factors
During the second quarter of 2006, there were no material changes to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not Applicable.
Item 3. Defaults Upon Senior Securities
Not Applicable.
Item 4. Submission of Matters to a Vote of Security Holders
The Company held an annual meeting of stockholders on April 19, 2006. All 3 of the Company’s continuing directors, William T. Bromage, William J. Healy and Harriet Munrett Wolfe, were reelected at the meeting and each such director received 100 votes for election (which votes constitute 100% of the issued and outstanding common stock). In addition the following items were approved, each receiving 100 votes in favor:
(1)	Election of Officers

•	William T, Bromage was elected to serve as Chairman.

•	William T. Bromage and William J. Healy were elected to serve on the Audit committee.

•	Gregory S. Madar was elected as Senior Vice President, Chief Accounting Officer and Assistant Secretary.

•	Mark S. Lyon was elected as Secretary.

•	Renee P. Seefried and Katherine Vines Trumbull were each elected as an Assistant Secretary.

(2)	Appointment of KPMG LLP as independent auditor for the fiscal year ending December 31, 2006.

(3)	Approval of an increase in the annual Advisory fee payable pursuant to the Amended and Restated Advisory Service Agreement, dated as of March 31, 2006, by and between Webster Bank and the Company from $195,000 to $205,000.
Item 5. Other Information
Not Applicable

Item 6. Exhibits

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Webster Preferred Capital Corporation (the “Company”) (incorporated herein by reference from Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

3.2	Certificate of Amendment for the Series B 8.625% Cumulative Redeemable Preferred Stock of the Company (incorporated herein by reference from Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

3.3	Amended and Restated By-Laws of the Company (incorporated herein by reference from Exhibit 3.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

4.1	Specimen of certificate representing the Series B 8.625% Cumulative Redeemable Preferred Stock of the Company (incorporated herein by reference from Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

10.1	Amended and Restated Master Service Agreement dated March 31, 2006, between Webster Bank, National Association and the Company.

10.2	Amended and Restated Advisory Service Agreement dated March 31, 2006, between Webster Bank, National Association and the Company.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Principal Financial Officer.

32.1	Written Statement pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Principal Executive Officer.

32.2	Written Statement pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Principal Financial Officer.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEBSTER PREFERRED CAPITAL CORPORATION Registrant

Date: August 8, 2006

	BY:	/s/ Gregory S. Madar

Gregory S. Madar,
Senior Vice President,
Chief Accounting Officer & Assistant Secretary
Principal Financial and Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Webster Preferred Capital Corporation (the “Company”) (incorporated herein by reference from Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

3.2	Certificate of Amendment for the Series B 8.625% Cumulative Redeemable Preferred Stock of the Company (incorporated herein by reference from Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

3.3	Amended and Restated By-Laws of the Company (incorporated herein by reference from Exhibit 3.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

4.1	Specimen of certificate representing the Series B 8.625% Cumulative Redeemable Preferred Stock of the Company (incorporated herein by reference from Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

10.1	Amended and Restated Master Service Agreement dated March 31, 2006, between Webster Bank, National Association and the Company.

10.2	Amended and Restated Advisory Service Agreement dated March 31, 2006, between Webster Bank, National Association and the Company.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Principal Financial Officer.

32.1	Written Statement pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Principal Executive Officer.

32.2	Written Statement pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Principal Financial Officer.