Form 10-Q
period 2006-09-30
WEBSTER PREFERRED CAPITAL CORP
filed 2006-11-09
CIK 1047865

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2006
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
Large accelerated filer  ☐     Accelerated filer  ☐     Non-accelerated filer  ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes     ☑  No
The number of shares outstanding of each of the registrant’s classes of common stock, as of October 31, 2006 was: 100 shares.

WEBSTER PREFERRED CAPITAL CORPORATION

Item 1. Interim Financial Statements
WEBSTER PREFERRED CAPITAL CORPORATION
STATEMENTS OF CONDITION
(unaudited)

(Dollars in thousands, except share and per share data)	September 30, 2006	December 31, 2005

Assets

Cash	$5,322	3,402
Interest-bearing deposits	79,000	77,000
Mortgage-backed securities available for sale, at fair value (Note 2)	36,886	41,335
Residential mortgage loans, net (Note 3)	386,745	388,136
Accrued interest receivable	2,248	1,784
Prepaid expenses and other assets	672	104

Total assets	$510,873	511,761

Liabilities and Shareholders’ Equity

Accrued dividends payable	$180	180
Accrued expenses and other liabilities	191	10

Total liabilities	371	190

Shareholders’ Equity

Series B 8.625% cumulative redeemable preferred stock, liquidation preference $10 per share; par value $1.00 per share:
1,000,000 shares authorized, issued and outstanding	1,000	1,000
Common stock, par value $.01 per share:
Authorized — 1,000 shares
Issued and outstanding — 100 shares	1	1
Paid-in capital	513,799	513,799
Distributions in excess of accumulated earnings	(4,298)	(2,729)
Accumulated other comprehensive income (loss)	—	(500)

Total shareholders’ equity	510,502	511,571

Total liabilities and shareholders’ equity	$510,873	511,761

See accompanying notes to interim financial statements.

WEBSTER PREFERRED CAPITAL CORPORATION
STATEMENTS OF INCOME
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share data)	2006	2005	2006	2005

Interest income:
Loans (Note 4)	$5,352	5,609	$15,674	17,690
Securities and short-term investments	1,631	1,084	4,838	2,405

Total interest income	6,983	6,693	20,512	20,095

Loss on write-down of securities available for sale to fair value	(526)	—	(526)	—

Noninterest expense:
Advisory fee to parent	51	37	151	146
Other	32	43	126	70

Total noninterest expense	83	80	277	216

Net income	6,374	6,613	19,709	19,879
Preferred stock dividends	216	216	647	647

Net income available to common shareholder	$6,158	6,397	$19,062	19,232

Net income per common share:
Basic and diluted	$61,580	63,970	$190,620	192,320
STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2006	2005	2006	2005

Net income	$6,374	6,613	$19,709	19,879

Other comprehensive income (loss):
Reclassification adjustment for loss on write-down of securities available for sale included in net income	526	—	526	—
Unrealized net holding gain (loss) on securities available for sale arising during the period	209	(210)	(26)	(295)

Comprehensive income	$7,109	6,403	$20,209	19,584

See accompanying notes to interim financial statements.

WEBSTER PREFERRED CAPITAL CORPORATION
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
(In thousands)	2006	2005

Cash flow from operating activities:
Net income	$19,709	19,879
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization and accretion	402	620
Loss on write down of securities available for sale to fair value	526	—
(Increase) decrease in accrued interest receivable	(464)	230
Increase in accrued expenses and other liabilities	181	6
Increase in prepaid expenses and other assets	(568)	(64)

Net cash provided by operating activities	19,786	20,671

Cash flow from investing activities:
Principal repayments on mortgage-backed securities	4,393	2,710
Principal repayments of loans	42,003	65,201
Loans purchased	(40,984)	—
Increase in short-term investments	(2,000)	(79,000)

Net cash provided by (used in) investing activities	3,412	(11,089)

Cash flow from financing activities:
Dividends paid on common and preferred stock	(21,278)	(18,465)

Increase (decrease) in cash and cash equivalents	1,920	(8,883)
Cash and cash equivalents at beginning of period	3,402	10,325

Cash and cash equivalents at end of period	$5,322	1,442

See accompanying notes to interim financial statements.

WEBSTER PREFERRED CAPITAL CORPORATION
NOTES TO INTERIM FINANCIAL STATEMENTS
(unaudited)
NOTE 1: BASIS OF PRESENTATION
The accompanying interim financial statements represent the accounts of Webster Preferred Capital Corporation (the “Company” or “WPCC”), a wholly-owned subsidiary of Webster Bank, and have been prepared in conformity with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Amounts in prior period financial statements are reclassified whenever necessary to conform to current period presentations. The results of operations for the nine months ended September 30, 2006 are not necessarily indicative of the results which may be expected for the year as a whole.
The preparation of the Consolidated Interim Financial Statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, as of the date of the Interim Financial Statements, and the reported amounts of revenues and expenses for the periods presented. Actual results could differ from those estimates. These Interim Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto included in WPCC’s Annual Report on Form 10-K for the year ended December 31, 2005.
NOTE 2: MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE
The following table sets forth certain information regarding the mortgage-backed securities:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(In thousands)	Cost	Gains	Losses	Fair Value

September 30, 2006
Available for Sale Portfolio	$36,886	—	—	36,886

December 31, 2005
Available for Sale Portfolio	$41,835	—	(500)	41,335

At September 30, 2006 and December 31, 2005, all mortgage-backed securities available for sale were issued by government agencies or government-sponsored enterprises. There were no sales of mortgage-backed securities during the nine months ended September 30, 2006 and 2005.
At September 30, 2006, there were no temporarily-impaired investments.
As disclosed in Webster Financial Corporation’s (“Webster”) press release issued on October 17, 2006 and filed on Form 8-K, Webster evaluated the available for sale securities portfolio in light of changing market conditions and other factors, and determined that Webster will sell of all its mortgage-backed securities classified as available for sale. The Company made a similar evaluation with respect to its available for sale portfolio, resulting in a decision to sell its entire portfolio of mortgage-backed securities available for sale. At September 30, 2006 the Company held $36.9 million of such securities that it wrote-down to fair value.
The unrealized loss on the available for sale mortgage-backed securities portfolio of $526 thousand, was recognized in the consolidated statement of income for the three months ended September 30, 2006. The sale of the $36.9 million in mortgage backed securities available for sale was completed during October of 2006.

WEBSTER PREFERRED CAPITAL CORPORATION
NOTES TO INTERIM FINANCIAL STATEMENTS (continued)
NOTE 3: RESIDENTIAL MORTGAGE LOANS, NET
A summary of the Company’s residential mortgage loans by type and original maturity follows:

(In thousands)	September 30, 2006	December 31, 2005

Fixed-rate loans:
15 yr. loans	$45,607	50,842
20 yr. loans	7,996	7,218
25 yr. loans	3,205	3,718
30 yr. loans	254,235	232,742

Total fixed-rate loans	311,043	294,520

Variable-rate loans:
15 yr. loans	464	666
20 yr. loans	659	1,241
25 yr. loans	1,114	1,183
30 yr. loans	73,209	89,951

Total variable-rate loans	75,446	93,041

Total residential mortgage loans	386,489	387,561

Premiums and deferred costs on loans, net	2,278	2,597
Less: allowance for loan losses	(2,022)	(2,022)

Residential mortgage loans, net	$386,745	388,136

As of September 30, 2006, 80.5% of the Company’s residential mortgage loans are fixed-rate loans and 19.5% are adjustable-rate loans.
There has been no activity in the allowance for loan losses for the nine months ended September 30, 2006 and 2005.

WEBSTER PREFERRED CAPITAL CORPORATION
NOTES TO INTERIM FINANCIAL STATEMENTS (continued)
NOTE 4: SERVICING
The mortgage loans owned by the Company are serviced by Webster Bank National Association (“Webster Bank”) pursuant to the terms of a servicing agreement. Webster Bank in its role as servicer under the terms of the servicing agreement is herein referred to as the “Servicer.” The Servicer receives fees at an annual rate of (i) 8 basis points for fixed-rate loan servicing and collection, (ii) 8 basis points for variable-rate loan servicing and collection and (iii) 5 basis points for all other services to be provided, as needed, in each case based on the daily outstanding balances of all the Company’s loans for which the Servicer is responsible. The services provided to the Company by Webster Bank are at the level of a sub-servicing agreement. As such, the Company estimates that the fees paid to Webster Bank for servicing approximates fees that would be paid if the Company operated as an unaffiliated entity. Servicing fees paid for the three and nine months ended September 30, 2006 were $76,000 and $226,000 respectively, and for the three and nine months ended September 30, 2005 were $84,000 and $265,000, respectively. Servicing fees are netted against interest income in the Statements of Income, as they are considered a reduction in yield to the Company.
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
Forward Looking Statements
This report contains forward looking statements within the meaning of the Securities Exchange Act of 1934, as amended. Actual results, performance or developments may differ materially from those expressed or implied by such forward looking statements as a result of market uncertainties and other factors. Some important factors that would cause actual results to differ from those in any forward looking statements include changes in interest rates and the general economy in the Connecticut market area where a substantial portion of the real estate securing the Company’s loans are located, legislative and regulatory changes, changes in tax laws and policies, and changes in accounting policies, principles or guidelines. Such developments could have an adverse impact on the Company’s financial position and results of operations. An example of such a forward looking statement is the “Quantitative and Qualitative Disclosures About Market Risk” section in Management’s Discussion and Analysis. Except as required by law, the Company does not undertake to update any such forward looking statements.
Summary
WPCC’s total interest income of $7.0 million for the three months ended September 30, 2006 and $20.5 million for the nine months ended September 30, 2006 approximated the amounts for the same periods a year earlier. However, the mix of interest income changed due to the following factors:
•	For the three months ended September 30, 2006, average loans decreased $43.0 million, short term investments increased $18.4 million and average securities decreased $14.3 million compared to the three months ended September 30, 2005.

•	For the nine months ended September 30, 2006, average loans decreased $68.8 million, short term investments increased $16.2 million and average securities increased $19.1 million compared to the nine months ended September 30, 2005.

•	The yield on earning assets for the nine months ended September 30, 2006 was 5.37% compared to 4.93% for the nine months ended September 30, 2005.
Changes in Financial Condition
Total assets, consisting primarily of residential mortgage loans, were $510.9 million at September 30, 2006, a decrease of $0.9 million from $511.8 million at December 31, 2005. Residential mortgage loans decreased $1.4 million primarily as a result of repayments of $42.0 million substantially offset by purchases of $41.0 million. These cash flows were generally replaced with the purchase of interest-bearing deposits. Shareholders’ equity decreased to $510.5 million at September 30, 2006 from $511.6 million at December 31, 2005, due to the payment of $21.3 million in dividends while recording net income of $19.7 million for the first nine months of 2006.

WEBSTER PREFERRED CAPITAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS (continued)
Asset Quality
The Company maintains asset quality by investing in residential real estate loans that have been conservatively underwritten and by aggressively managing nonperforming assets. At September 30, 2006 and December 31, 2005, residential real estate loans comprised the entire loan portfolio. All such residential loans were purchased from Webster Bank. The Company also invests in short-term jumbo certificates of deposit, and prior to the October 2006 sale, in government agency or government-sponsored enterprise issued mortgage-backed securities.
The following table details the Company’s nonperforming assets:

	September 30,	December 31,
(In thousands)	2006	2005

Loans accounted for on a nonaccrual basis:
Residential variable-rate loans	$78	$97

Total nonperforming loans and assets	$78	$97

At September 30, 2006 and December 31, 2005, the allowance for loan losses was approximately $2.0 million. Management believes that the allowance for loan losses is adequate to cover probable losses inherent in the current portfolio.
Liquidity and Capital Resources
The primary sources of liquidity for the Company are principal and interest payments from the residential mortgage loans and mortgage-backed securities portfolios. The primary uses of liquidity are purchases of residential mortgage loans and mortgage-backed securities and the payment of dividends on the common and preferred stock.
While scheduled loan amortization, maturing securities, short-term investments and securities repayments are predictable sources of funds, loan and mortgage-backed security prepayments can vary greatly and are influenced by factors such as general interest rates, economic conditions and competition. One of the inherent risks of investing in loans and mortgage-backed securities is the possibility prepayments of principal prior to maturity at prepayment rates different than those estimated at the time of purchase. This generally occurs because of changes in market interest rates.
In the unlikely event that principal and interest payments on its mortgage assets are insufficient to meet its operating needs, WPCC has the ability to raise additional funds. For example, WPCC’s residential mortgage loans are underwritten to meet secondary market requirements and could easily be sold or securitized as mortgage-backed securities and used as borrowing collateral, although the Company had no plans to do so at September 30, 2006 and December 31, 2005.
Asset/Liability Management
The goal of the Company’s asset/liability management policy is to manage interest-rate risk so as to maximize net interest income over time in changing interest rate environments while maintaining acceptable levels of risk. The Company prepares estimates of the level of prepayments and the effect of such prepayments on the level of future earnings due to reinvestment of funds at rates different than those that currently exist. The Company is unable to predict future fluctuations in interest rates. The market values of the Company’s financial assets are sensitive to fluctuations in market interest rates. The market values of fixed-rate loans and mortgage-backed securities tend to decline in value as interest rates rise. If interest rates decrease, the market value of loans and mortgage-backed securities generally will tend to increase with the level of prepayments also normally increasing. The interest income earned on the Company’s variable-rate, interest-sensitive instruments, which represent primarily variable-rate mortgage loans, may change due to changes in quoted interest-rate indices. The variable-rate mortgage loans generally re-price based on a stated margin over U.S. Treasury Securities indices of varying maturities, the terms of which are established at the time that the loan is closed. At September 30, 2006, 19.5% of the Company’s residential mortgage loans were variable-rate loans.

WEBSTER PREFERRED CAPITAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS (continued)
Results of Operations
For the three and nine months ended September 30, 2006, the Company reported net income of $6.4 million and $19.7 million, respectively, which approximated the net income for the three and nine months ended September 30, 2005.
In its third quarter earnings release issued on October 17, 2006, Webster Financial Corporation announced the repositioning of its available for sale securities portfolio and management’s decision to sell all mortgage-backed securities classified as available for sale. The Company took similar action with respect to its available for sale portfolio. As a result, the Company recognized a loss on the write-down of available for sale mortgage-backed securities to fair value of $526,000 as of September 30, 2006. The Company completed the sale of its available for sale mortgage-backed securities portfolio during October of 2006. Sale proceeds, initially re-invested in interest bearing deposits, are expected to be used to purchase additional residential mortgage loans from Webster Bank.
Interest income of $7.0 million for the three months ended September 30, 2006 and $20.5 million for the nine months ended September 30, 2006 was flat compared to $6.7 million and $20.1 million for the same periods last year. Interest rates increased by 44 basis points and average earning assets decreased by $33.5 million for the nine months ended September 30, 2006 compared to the same period in 2005.
The following table shows the major categories of average interest-earning assets, together with their respective interest income and the rates earned by the Company:

	Three Months Ended			Three Months Ended
	September 30, 2006			September 30, 2005
	Average	Interest	Average	Average	Interest	Average
(In thousands)	Balance	Income	Yield	Balance	Income	Yield

Mortgage loans	$382,629	5,352	5.59%	$425,616	5,609	5.27%
Mortgage-backed securities (a)	36,299	464	5.11	17,924	205	4.57
Short-term investments	87,620	1,167	5.33	101,946	879	3.45

Total	$506,548	6,983	5.51%	$545,486	6,693	4.91%

	Nine Months Ended			Nine Months Ended
	September 30, 2006			September 30, 2005
	Average	Interest	Average	Average	Interest	Average
(In thousands)	Balance	Income	Yield	Balance	Income	Yield

Mortgage loans	$379,244	15,674	5.51%	$447,995	17,690	5.27%
Mortgage-backed securities (a)	38,085	1,436	5.03	18,985	654	4.59
Short-term investments	92,337	3,402	4.91	76,158	1,751	3.07

Total	$509,666	20,512	5.37%	$543,138	20,095	4.93%

(a)	Unrealized net gains and losses are excluded from the average balance.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2006 v. 2005			2006 v. 2005
	Increase (Decrease) due to			Increase (Decrease) due to
(In thousands)	Rate	Volume	Total	Rate	Volume	Total

Interest on interest-earning assets:
Mortgage loans	$331	(588)	(257)	$369	(2,385)	(2,016)
Mortgage-backed securities	17	242	259	67	715	782
Short-term investments	425	(137)	288	1,221	430	1,651

Net change in net interest income	$773	(483)	290	$1,657	(1,240)	417

There were no provisions for loan losses for the three and nine months ended September 30, 2006 and 2005.

WEBSTER PREFERRED CAPITAL CORPORATION
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The following table summarizes the estimated market value of the Company’s interest-sensitive assets at September 30, 2006 and December 31, 2005 and the projected change to market values if interest rates instantaneously increase or decrease by 100 basis points.

			Estimated Market Value Impact
(In thousands)	Amortized Cost	Market Value	-100 BP	+100 BP

At September 30, 2006
Interest sensitive assets:
Mortgage-backed securities	$36,886	36,886	$1	(1)
Variable-rate residential loans	75,446	75,373	729	(1,039)
Fixed-rate residential loans	311,043	308,304	7,042	(12,698)

Total			$7,772	(13,738)

At December 31, 2005
Interest sensitive assets:
Mortgage-backed securities	$41,835	41,335	$521	(580)
Variable-rate residential loans	93,041	92,557	1,168	(1,262)
Fixed-rate residential loans	294,520	293,051	8,892	(12,363)

Total			$10,581	(14,205)

Interest-sensitive assets, when shocked by a minus 100 basis point rate change, experience a favorable $7.8 million change in market value at September 30, 2006 compared to a favorable $10.6 million market value change at December 31, 2005. These changes in market value represent 1.8% of interest-sensitive assets at September 30, 2006 and 2.5% at December 31, 2005. A plus 100 basis point rate change results in an unfavorable $13.7 million, or 3.2%, change in market value at September 30, 2006 compared to an unfavorable $14.2 million, or 3.3%, market value change at December 31, 2005. Changes in the projected market value due to the instantaneous rate changes at September 30, 2006 compared to December 31, 2005 are a result of changes in outstanding balances of the assets, and do not represent a significant change due to interest rates since year end.
Based on the asset/liability mix at September 30, 2006, management estimates that a gradual 200 basis point increase in interest rates over a 12 month period would increase net income over that period by approximately 3.8%. A gradual 200 basis point decrease in interest rates is projected to decrease net income by approximately 4.0%. At December 31, 2005, a projected 200 basis point increase and a 200 basis point decrease in rates produced a net income increase of 5.4% and a net income decrease of 5.9%, respectively.
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
These assumptions are inherently uncertain and, as a result, the simulation analyses cannot precisely estimate the impact that higher or lower rate environments will have on net interest income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes, changes in cash flow patterns and market conditions, as well as changes in management’s strategies. Management believes that the Company’s interest rate risk position at September 30, 2006, represents a reasonable level of risk.

WEBSTER PREFERRED CAPITAL CORPORATION
Item 4. CONTROLS AND PROCEDURES
As of September 30, 2006 the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its principal executive officer and its principal financial officer, of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms. There was no change in the Company’s internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
There are no material pending legal proceedings, other than ordinary routine litigation incident to its business, to which the Company is a party or of which any of its property is the subject.
Item 1A. Risk Factors
During the third quarter of 2006, there were no material changes to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not Applicable.
Item 3. Defaults Upon Senior Securities
Not Applicable.
Item 4. Submission of Matters to a Vote of Security Holders
Not Applicable.
Item 5. Other Information
As outlined in Webster’s press release issued on October 17, 2006 and filed on Form 8-K, Webster evaluated the available for sale securities portfolio in light of changing market conditions and other factors, and it was determined that Webster will sell of all its mortgage-backed securities classified as available for sale. The Company made a similar evaluation with respect to its available for sale portfolio, resulting in a decision to sell its entire portfolio of mortgage-backed securities available for sale. At September 30, 2006 the Company held $36.9 million of such securities that it wrote-down to fair value.

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

Date: November 09, 2006
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