Form 10-K
period 2006-12-31
WEBSTER PREFERRED CAPITAL CORP
filed 2007-03-29
CIK 1047865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended December 31, 2006

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from             to             .

Commission File Number:    0-23513

WEBSTER PREFERRED CAPITAL CORPORATION

(Exact name of registrant as specified in its charter)

Connecticut	06-1478208
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification Number)

145 Bank Street, Waterbury, Connecticut	06702
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:    (203) 465-4366

Securities registered pursuant to Section 12(b) of the Act:    Not Applicable

Securities registered pursuant to Section 12(g) of the Act:

Title of Class	Exchange where listed
Preferred Stock, $1 par value	NASDAQ

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933.    Yes  ☐    No  ☒.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.    Yes  ☐    No  ☒.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Exchange Act Rule 12B-2).     Large accelerated filer  ☐            Accelerated filer  ☐            Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12B-2).    Yes  ☐    No  ☒.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2006. N/A

The number of shares outstanding of each of the registrant’s classes of common stock, as of February 28, 2007 is: 100 shares.

WEBSTER PREFERRED CAPITAL CORPORATION

2006 FORM 10-K ANNUAL REPORT

PART I

Item 1.  Business

General

Webster Preferred Capital Corporation (the “Company” or “WPCC”) is a Connecticut corporation incorporated in March 1997. The Company acquires, holds and manages real estate mortgage related assets. Real estate mortgage related assets consist of mortgage-backed securities and residential mortgage loans. Although the Company may acquire and hold a variety of mortgage assets, its present intention is to acquire only residential mortgage loans and mortgage-backed securities. The Company intends to hold such assets to generate net income for distribution to its shareholders based on the spread between the interest income earned on the mortgage assets and the cost of its capital and operations. The Company may invest up to 5% of the total value of its portfolio in assets other than residential mortgage loans and mortgage-backed securities eligible to be held by real estate investment trusts (“REITs”).

All of the Company’s common stock is owned by Webster Bank, National Association (“Webster Bank”). Webster Bank has indicated to the Company that, for as long as any of the Company’s preferred shares are outstanding, Webster Bank intends to maintain direct ownership of 100% of the outstanding common stock of the Company. Pursuant to the Company’s Certificate of Incorporation, the Company cannot redeem, or make any other payments or distributions with respect to shares of its common stock to the extent such redemptions, payments or distributions would cause the Company’s total shareholders’ equity (as determined in accordance with U.S. generally accepted accounting principles, or “GAAP”) to be less than 250% of the aggregate liquidation value of the issued and outstanding preferred shares. The preferred shares are not exchangeable into capital stock or other securities of the Company, Webster Bank or Webster Financial Corporation (“Webster”), the parent company of Webster Bank, and do not constitute regulatory capital of either Webster Bank or Webster. The Company has no subsidiaries.

The Company operates a single segment – acquiring, holding and managing real estate mortgage assets.

The Company has elected to be treated as a REIT under the Internal Revenue Code, as amended (the “Code”). The Company generally will not be subject to federal and state income tax to the extent that it distributes its earnings to its shareholders and maintains its qualification as a REIT.

Total assets of the Company were $512.0 million at December 31, 2006, an increase of $0.2 million compared to $511.8 million at December 31, 2005. The changes were a result of increases in cash of $53.0 million, $3.0 million of interest-bearing deposits and other assets of $1.5 million, offset by reductions in residential mortgage loans of $15.9 million and mortgage-backed securities of $41.3 million. There were $27.0 million of dividend payments to common and preferred shareholders, which exceeded net income by $0.3 million. Shareholder’s equity was $511.8 million at December 31, 2006 as compared to $511.6 million a year earlier.

Residential Mortgage Loans

The Company may, from time to time, acquire both conforming and nonconforming residential mortgage loans. Conventional, conforming residential mortgage loans comply with the requirements for inclusion in a loan guarantee program sponsored by either Freddie Mac or Fannie Mae. Nonconforming residential mortgage loans do not qualify for these programs in one or more aspects. The nonconforming residential mortgage loans that the Company acquires generally have original principal balances which exceed the limits for these programs. The Company’s nonconforming residential mortgage loans are expected to meet the requirements for sale to national private mortgage conduit programs or other investors in the secondary mortgage market. Loans represent assets that the Company acquires from Webster Bank at carrying value. There were $117.7 million in loans acquired from and $73.3 million in loans transferred to Webster Bank during 2006. There were no loan acquisitions from or loan transfers to Webster Bank in 2005 . While the loan acquisitions represent legal sales by Webster Bank, Webster Bank may not record the transactions as sales for GAAP accounting purposes because of its 100% direct ownership interest in the Company. Accordingly, the Company’s assets for GAAP purposes represent non-recourse receivables from Webster Bank which are fully collateralized by the underlying loans. The underlying loans are whole loans secured by first mortgages or deeds of trust on single family (one-to-four unit) residential real estate properties located primarily in Connecticut. The assets continue to be classified as residential loans in the Company’s financial statements because the returns on and the recoverability of these non-recourse receivables are entirely dependent on the performance of the underlying residential loans.

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

Other real estate assets.    Although the Company presently intends to invest only in residential mortgage loans and mortgage-backed securities, the Company may invest up to 5% of the total value of its portfolio in assets other than residential mortgage loans and mortgage-backed securities eligible to be held by REITs. In addition to commercial mortgage loans, such assets could include cash and cash equivalents. The Company does not intend to invest in securities or interests of persons primarily engaged in real estate activities. At December 31, 2006 and 2005, the Company did not hold any commercial mortgage loans.

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

Employees

The Company has three officers. The executive officers are described further below in Item 10, “Directors, Officers and Corporate Governence”. The Company does not anticipate that it will require any additional employees because it has retained an advisor to administer the day-to-day activities of the Company pursuant to an Advisory Agreement.

Competition

The Company does not engage in the business of originating mortgage loans. While the Company does intend to acquire additional mortgage assets, it anticipates that these additional mortgage assets will be obtained from Webster Bank. Accordingly, the Company does not compete or expect to compete with mortgage conduit programs, investment banking firms, savings and loan associations, banks, thrift and loan associations, finance companies, mortgage bankers or insurance companies in obtaining our mortgage assets. Webster Bank, from which the Company expects to continue to obtain most or all of its mortgage assets in the future, will face competition from these organizations.

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

Control by Webster Bank

The Company was organized as a wholly-owned subsidiary of Webster Bank, and continues to be controlled by and, through advisory and servicing agreements, is totally reliant on, Webster Bank. The Company’s Board of Directors consists entirely of Webster Bank employees and through advisory and servicing agreements, Webster Bank and its affiliates are involved in every aspect of the Company’s existence. Webster Bank administers the day-to-day activities of the Company in its role as (“Advisor”) under an (“Advisory Agreement”), and acts as (“Servicer”) of the Company’s mortgage loans under a (“Servicing Agreement”). In addition, all of the officers of the Company are also officers of Webster Bank. As the holder of all of the outstanding voting stock of the Company, Webster Bank generally will have the right to elect all of the directors of the Company.

Dependence Upon Webster Bank as Advisor and Servicer

The Company is dependent on the diligence and skill of the officers and employees of Webster Bank as its Advisor for the selection, structuring and monitoring of the Company’s mortgage assets. See “Management.” In addition, the Company is dependent upon the expertise of Webster Bank as its Servicer for the servicing of the mortgage loans. The personnel deemed most essential to the Company’s operations are Webster Bank’s loan servicing and administration personnel, and the staff of its finance department. The loan servicing and administration personnel will advise the Company in the selection of mortgage assets, and provide loan servicing oversight. The finance department will assist in the administrative operations of the Company. The Advisor may subcontract all or a portion of its obligations under the Advisory Agreement to one or more affiliates, and under certain conditions to non-affiliates, involved in the business of managing mortgage assets. The Advisor may assign its rights or obligations under the Advisory Agreement, and the Servicer may assign its rights and obligations under the Servicing Agreement, to any affiliate of the Company involved in the business of managing real estate mortgage assets. Under the Advisory Agreement, the Advisor may subcontract out its obligations to unrelated third parties with the approval of the Board of Directors of the Company. In the event the Advisor or the Servicer subcontracts or assigns its rights or obligations in such a manner, the Company will be dependent upon the subcontractor or affiliate to provide services. Although Webster Bank has indicated to the Company that it has no plans in this regard, if Webster Bank were to subcontract all of its loan servicing to an outside third party, it also would do so with respect to mortgage assets under the Servicing Agreement. Under such circumstances, there may be additional risks as to the costs of such services and the ability to identify a subcontractor suitable to the Company. The Servicer does not believe it would subcontract these duties unless it could not perform such duties as efficiently and economically itself. See “–Item 13. Certain Relationships, Related Transactions and Director Independence”.

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

Impact Government Supervision & Regulation

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

Risks Related to Changes in Interest Rates

The results of the Company’s operations will be affected by various factors, many of which are beyond the control of management. Because the Company does not intend to incur any borrowings, the Company’s net income will be dependent primarily upon the yield on its mortgage assets. Accordingly, income over time will vary as a result of changes in interest rates, the behavior of which involve various risks and uncertainties, and the supply of and demand for mortgage assets. Prepayment rates and interest rates depend upon the nature and terms of the mortgage assets, the geographic location of the real estate securing the mortgage loans included in or underlying the mortgage assets, conditions in financial markets, the fiscal and monetary policies of the United States government and the Board of Governors of the Federal Reserve System, competition and other factors, none of which can be predicted with any certainty. While increases in interest rates will generally increase the yields on the Company’s adjustable-rate mortgage assets, decreasing rates typically would decrease such yields and also may result in increased levels of prepayments. Under such circumstances, the Company may not be able to reinvest at a favorable yield.

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

Item 4.  Submission of Matters to a Vote of Security Holders

During the fourth quarter of 2006, no matters were submitted to a vote of the Company’s security holders.

PART II

Item 5.  Market for Registrant’s Common Equity and Related Stockholder Matters

All of the Company’s common stock is owned by Webster Bank, and consequently there is no established public trading market for such securities. The Company’s Series B 8.625% Cumulative Redeemable Preferred Stock (the “Series B Preferred Stock”) is traded on the NASDAQ Stock Market’s National Market Tier under the symbol “WBSTP”.

The Series B Preferred Stock is currently redeemable at the option of the Company, at a redemption price of $10 per share, plus any accrued and unpaid dividends. At this time, management has no plans to redeem the Series B Preferred Stock.

Dividends are declared and paid at least annually on the common stock. Dividends paid in 2006 and 2005 totaled $26.1 million and $25.6 million, respectively. Dividends are declared and paid quarterly on the Series B Preferred Stock. Dividends paid in 2006 and 2005 totaled $862,500 for each year.

The following table provides information concerning the market price of the Series B Preferred Stock. At December 31, 2006, the closing market price was $10.73.

	For Year ended December 31,
	2006	2005
Average	$10.74	11.04
High	11.51	13.90
Low	10.16	10.24

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

Balance Sheet Data

	At December 31,
(In thousands)	2006	2005	2004	2003	2002
Total assets	$511,990	511,761	537,346	538,471	631,237
Available for sale securities	-	41,335	20,709	46,116	110,061
Residential mortgage loans, net	372,201	388,136	475,879	426,251	379,590
Interest-bearing deposits	80,000	77,000	29,000	52,000	110,500
Total shareholders’ equity	511,774	511,571	537,160	538,235	630,992

Income Statement Data

	For the Year Ended December 31,
(In thousands)	2006	2005	2004	2003	2002
Total interest income	$27,669	26,708	26,450	28,249	42,255
Provision for loan losses	-	-	-	-	-
(Loss)gain on sale of securities	(117)	-	536	268	-
Loss on write-down of securities available for sale to fair value	(526)	-	-	-	-
Noninterest expenses	329	294	399	329	310

Net income	26,697	26,414	26,587	28,188	41,945
Preferred stock dividends	863	863	863	863	863

Net income available to common shareholder	25,834	25,551	25,724	27,325	41,082

Significant Statistical Data

	For the Year Ended December 31,
	2006	2005	2004	2003	2002
Net income per common share
Basic	$258,399	255,505	257,244	273,254	410,816
Dividends declared per common share	264,099	255,503	257,253	274,366	412,272

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

Summary

WPCC’s net income for 2006 increased to $26.7 million compared to $26.4 million in 2005. Total interest income increased $1.0 million in 2006 primarily due to the increased yield on short term investments. The overall yield on earning assets increased to 5.46% in 2006 compared to 4.97% in 2005 as short-term market rates continued to rise throughout 2006. This was offset, in part, by the downward pricing of adjustable rate mortgages combined with the lower replacement yield on new mortgage assets. Additionally, the 2006 results included a $0.5 million write-down of securities available for sale to fair value and $0.1 million in losses on the subsequent sale of those securities. There were no corresponding losses in the 2005 results.

Critical Accounting Policies

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. We believe that our most critical accounting policy upon which our financial condition depends, and which involves the most complex or subjective decisions or assessments, is the allowance for loan losses.

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

Financial Condition

Total assets, consisting primarily of residential mortgage loans and mortgage-backed securities, were $512.0 million at December 31, 2006, an increase of $0.2 million compared to $511.8 million at December 31, 2005. Residential mortgages decreased by $14.8 million as a result of $73.3 million in loans transferred to Webster Bank and $60.0 million in principal repayments, partially offset by $117.7 million in new loans acquired from Webster Bank.

In October 2006, Webster Financial Corporation announced the repositioning of its available for sale securities portfolio and management’s decision to sell all mortgage-backed securities classified as available for sale. The Company took similar action with respect to its available for sale portfolio. As a result, the Company recognized a loss on the write-down of available for sale mortgage-backed securities to fair value of $526,000 as of September 30, 2006. The Company’s entire mortgage-backed securities portfolio was subsequently sold in October 2006. With the increased cash flow, the Company increased short term investments by $3.0 million compared to 2005. Cash increased to $56.0 million primarily as a result of loan transfers to Webster Bank of $46.1 million late in the fourth quarter of 2006.

A summary of the Company’s residential mortgage loans by original maturity for the last five years follows:

	At December 31,
(In thousands)	2006	2005	2004	2003	2002
Fixed-rate loans:
15 yr. loans	$29,401	50,842	63,747	71,217	55,956
20 yr. loans	6,652	7,218	8,083	8,261	3,132
25 yr. loans	2,857	3,718	4,037	4,414	2,542
30 yr. loans	198,172	232,742	273,028	190,888	138,008

Total fixed-rate loans	237,082	294,520	348,895	274,780	199,638

Variable-rate loans:
15 yr. loans	877	666	1,009	2,351	1,605
20 yr. loans	559	1,241	5,246	3,176	3,127
25 yr. loans	1,012	1,183	1,382	1,843	2,680
30 yr. loans	133,265	89,951	118,287	144,728	173,482

Total variable-rate loans	135,713	93,041	125,924	152,098	180,894

Total residential mortgage loans	372,795	387,561	474,819	426,878	380,532
Residential mortgage loan costs	1,428	2,597	3,082	1,479	1,164
Less: allowance for loan losses	(2,022)	(2,022)	(2,022)	(2,106)	(2,106)

Residential mortgage loans, net	$372,201	388,136	475,879	426,251	379,590

Asset Quality

The Company maintains asset quality by acquiring residential real estate loans that have been conservatively underwritten and by aggressively managing nonperforming assets. During 2006 all loans acquired by the Company were transferred to it from Webster Bank. There were $117.7 million in acquired loans and $73.3 million in loan transfers to Webster Bank in 2006. As such, the Company’s asset quality is dependent upon Webster Bank’s ability to maintain conservative underwriting standards. At December 31, 2006, residential real estate loans comprised the entire loan portfolio. The Company also invests in mortgage-backed securities issued by government agencies or government-sponsored enterprises.

Nonperforming Assets and Delinquencies

The following table details the Company’s nonperforming assets for the last five years:

	At December 31,
(Dollars in thousands)	2006	2005	2004	2003	2002
Loans accounted for on a nonaccrual basis:
Residential fixed-rate loans	$-	-	-	185	247
Residential variable-rate loans	211	97	179	173	209

Total nonperforming loans	211	97	179	358	456
Other real estate owned	-	-	-	104	79

Total nonperforming assets	$211	97	179	462	535

Allowance for loan losses	$2,022	2,022	2,022	2,106	2,106
Allowance / nonperforming loans	958%	2,085	1,130	588	462
Allowance / total mortgage loans	0.54	0.52	0.43	0.49	0.55

The following table sets forth information as to the Company’s loans past due 30-89 days and still accruing:

	At December 31,
(In thousands)	2006	2005	2004	2003	2002
Past due 30-89 days:
Residential fixed-rate loans	$204	723	279	287	643
Residential variable-rate loans	250	539	266	491	1,176

Total	$454	1,262	545	778	1,819

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

A detail of the change in the allowance for loan losses for the periods indicated follows:

	For the Year Ended December 31,
(In thousands)	2006	2005	2004	2003	2002
Balance at beginning of the year	$2,022	2,022	2,106	2,106	2,139
Provision charged to operations	-	-	-	-	-
Charge-offs	-	-	(84)	-	(33)

Balance at end of the year	$2,022	2,022	2,022	2,106	2,106

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

Dividends on the Series B Preferred Stock are payable at the rate of 8.625% per annum (an amount equal to $.8625 per annum per share), in all cases if, when and as declared by the Board of Directors of the Company. Dividends on the preferred shares are cumulative and, if declared, payable on January 15, April 15, July 15 and October 15 in each year. The Company periodically makes dividend payments on its common stock in accordance with Company by-laws. Common stock dividends are paid to comply with REIT qualification rules. REIT qualification rules require that at least 90% of net taxable income for the year be distributed to shareholders. Accelerated prepayments beginning in 2002 and continuing throughout 2006 resulted in increased cash levels for the Company. In 2002, 2003 and 2005, WPCC declared return of capital dividends in order to return a portion of the available cash to the Company’s common shareholder.

In the event that principal and interest payments on its mortgage assets are insufficient to meet its operating needs, WPCC has the ability to raise additional funds. The Company’s residential mortgage loans are underwritten to meet secondary market requirements and could be sold or securitized as mortgage-backed securities and used as borrowing collateral.

Asset/Liability Management

The goal of the Company’s asset/liability management policy is to manage interest-rate risk so as to maximize net interest income over time in changing interest rate environments while maintaining acceptable levels of risk. The Company prepares estimates of the level of prepayments and the effect of such prepayments on the level of future earnings due to reinvestment of funds at rates different than those that currently exist. The Company is unable to predict future fluctuations in interest rates. The market values of the Company’s financial assets are sensitive to fluctuations in market interest rates. The market values of fixed-rate loans and mortgage-backed securities tend to decline in value as interest rates rise. If interest rates decrease, the market value of loans and mortgage-backed securities generally will tend to increase with the level of prepayments also normally increasing. The interest income earned on the Company’s variable-rate, interest-sensitive instruments, which represent primarily variable-rate mortgage loans, may change due to changes in quoted interest-rate indices. The variable-rate mortgage loans generally reprice based on a stated margin over U.S. Treasury Securities indices of varying maturities, the terms of which are established at the time that the loan is closed. At December 31, 2006, 36.4% of the Company’s residential mortgage loans were variable-rate loans.

Results of Operations

Net income was $26.7 million for the year ended December 31, 2006 compared to $26.4 million in 2005 and $26.6 million in 2004. The increase of $0.3 million in 2006 compared to 2005 is primarily due to an increase in interest income on interest earning assets partially offset by the write-down of securities available for sale to fair value and the loss on the subsequent sale of those securities. The decline in net income for 2005 compared to 2004 is primarily due to a decline in the gain on sale of securities.

The increase in interest income of $1.0 million, or 3.6% in 2006 compared to 2005 was due to increases in the average yields of short term investments. The increase in interest income of $0.3 million, or 1%, in 2005 compared to 2004 was primarily due to an increase in average yields for short-term investments, as short-term market rates continued to rise throughout 2006. Due to the lower interest rate environment during 2004 and 2005, mortgage asset prepayments accelerated. The decline in balances over the three-year period was due to these accelerated prepayments in a low interest rate environment.

For the Years Ended December 31,
	2006			2005			2004
(Dollars in thousands)	Average Balance	Interest Income	Average Yield	Average Balance	Interest Income	Average Yield	Average Balance	Interest Income	Average Yield
Mortgage loans net of deferred costs	$393,205	22,020	5.60%	$435,078	23,052	5.30%	$455,756	24,206	5.31%
Mortgage-backed securities	31,098	1,543	4.96	19,218	882	4.59	29,927	1,491	4.98
Interest-bearing deposits	82,296	4,106	4.99	82,609	2,774	3.36	59,121	753	1.27

Total	$506,599	27,669	5.46%	$536,905	26,708	4.97%	$544,804	26,450	4.85%

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

	Years ended December 31, 2006 v. 2005			Years ended December 31, 2005 v. 2004
	Increase (decrease) due to			Increase (decrease) due to
(In thousands)	Rate	Volume	Total	Rate	Volume	Total
Interest on interest-earning assets:
Loans, net	$440	(1,472)	(1,032)	$(46)	(1,108)	(1,154)
Mortgage-backed securities	77	584	661	(109)	(500)	(609)
Interest-bearing deposits	1,332	-	1,332	1,628	393	2,021

Net change in net interest income	$1,849	(888)	961	$1,473	(1,215)	258

There was no provision for loan losses for the years ended December 31, 2006, 2005 and 2004. The absence of a provision for loan losses is reflective of the continued low level of nonperforming loans and charge-offs, as well as the solid economic performance of the local area where the collateral for the majority of the loans reside.

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

Recent Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. The adoption of SFAS 157 is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements by prescribing a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006 and are to be applied to all tax positions upon initial adoption of this standard. Tax positions must meet the more-likely-than-not recognition threshold at the adoption date in order for the related tax benefits to be recognized or continue to be recognized. The adoption of FIN 48 is not expected to have any effect on the Company’s consolidated financial position, results of operations or cash flows.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140” (“SFAS 156”), which is effective for fiscal years beginning after September 15, 2006. This statement was issued to simplify the accounting for servicing rights and to reduce the volatility that results from using different measurement attributes. The adoption of SFAS 156 is not expected to have any effect on the Company’s consolidated financial position, results of operations or cash flows.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”), which eliminates the exemption from applying SFAS 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. SFAS 155 also allows the election of fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement event. Adoption is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. The adoption of SFAS 155 is not expected to have any effect on the Company’s consolidated financial position, results of operations or cash flows.

Forward Looking Statements

This Annual Report contains forward-looking statements within the meaning of the Securities Exchange Act of 1934, as amended. Actual results, performance or developments may differ materially from those expressed or implied by such forward-looking statements as a result of market uncertainties and other factors. Some important factors that could cause actual results to differ from those in any forward-looking statements include changes in interest rates and general economics in the Connecticut market area where a substantial portion of the real estate securing the Company’s loans is located, legislative and regulatory changes, changes in tax laws and policies, and changes in accounting policies, principles or guidelines. Such developments, or any combination thereof, could have an adverse impact on the Company’s financial position and results of operations.

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

The following table summarizes the estimated market values of the Company’s interest-sensitive assets at December 31, 2006 and 2005, and the projected change to market values if interest rates instantaneously increase or decrease by 100 basis points. The Company had no interest-sensitive liabilities at December 31, 2006 and 2005.

			Estimated Market Value Impact
(In thousands)	Amortized Cost	Market Value	-100 BP	+100 BP
At December 31, 2006
Mortgage-backed securities	$-	-	-	-
Variable-rate residential loans	237,082	236,076	6,399	(10,210)
Fixed-rate residential loans	135,713	135,948	1,806	(2,064)

At December 31, 2005
Mortgage-backed securities	$41,835	41,335	521	(580)
Variable-rate residential loans	93,041	92,557	1,168	(1,262)
Fixed-rate residential loans	294,520	293,051	8,892	(12,363)

Interest-sensitive assets, when shocked by a minus 100 basis point rate change, results in a favorable $8.2 million change in market values for 2006 compared to a favorable $10.6 million market value change in 2005. These changes represent 2.4 % of interest-sensitive assets in 2006 and 2.5% in 2005. A plus 100 basis point rate change results in an unfavorable $12.3 million, or 3.1%, change in 2006, compared to an unfavorable $14.2 million or 3.3%, change in 2005.

Based on the Company’s asset/liability mix at December 31, 2006, management estimates that a gradual 200 basis point increase in interest rates would increase net income over the next twelve months by 4.5%. A gradual 200 basis point decline in interest rates is projected to decrease net income by 5.0%.

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

These assumptions are inherently uncertain and, as a result, the simulation analyses cannot precisely estimate the impact that higher or lower rate environments will have on net income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes, changes in cash flow patterns and market conditions, as well as changes in management’s strategies. Management believes that Company’s interest-rate risk position at December 31, 2006 represents a reasonable level of risk.

Item 8.   Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Webster Preferred Capital Corporation:

We have audited the accompanying statements of condition of Webster Preferred Capital Corporation (a subsidiary of Webster Bank, N.A.) as of December 31, 2006 and 2005, and the related statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Webster Preferred Capital Corporation as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Hartford, Connecticut

March 29, 2007

WEBSTER PREFERRED CAPITAL CORPORATION

STATEMENTS OF CONDITION

(In thousands, except share and per share data)	December 31, 2006	December 31, 2005
Assets

Cash	$56,356	3,402
Interest-bearing deposits	80,000	77,000
Mortgage-backed securities available for sale, at fair value	-	41,335
Residential mortgage loans, net	372,201	388,136
Accrued interest receivable	1,859	1,784
Prepaid expenses and other assets	1,574	104

Total assets	$511,990	511,761

Liabilities and Shareholders’ Equity

Accrued dividends payable	$180	180
Accrued expenses and other liabilities	36	10

Total liabilities	216	190

Shareholders’ Equity

Series B 8.625% cumulative redeemable preferred stock, liquidation preference $10 per share; par value $1.00 per share:
1,000,000 shares authorized, issued and outstanding	1,000	1,000
Common stock, par value $.01 per share:
Authorized - 1,000 shares
Issued and outstanding - 100 shares	1	1
Paid-in capital	513,799	513,799
Distributions in excess of accumulated earnings	(3,026)	(2,729)
Accumulated other comprehensive loss	-	(500)

Total shareholders’ equity	511,774	511,571

Total liabilities and shareholders’ equity	$511,990	511,761

See accompanying notes to financial statements.

WEBSTER PREFERRED CAPITAL CORPORATION

STATEMENTS OF INCOME

	Years Ended December 31,
(In thousands, except per share data)	2006	2005	2004
Interest income:
Loans (Note 5)	$22,020	23,052	24,206
Securities and interest-bearing deposits	5,649	3,656	2,244

Total interest income	27,669	26,708	26,450

Provision for loan losses	-	-	-

Interest income after provision for loan losses	27,669	26,708	26,450

Noninterest (loss) income:
Loss on write-down of securities available for sale to fair value	(526)	-	-
(Loss) gain on sale of securities	(117)	-	536

Total noninterest (loss) income	(643)	-	536

Noninterest expenses:
Advisory fee expense paid to parent	202	195	195
Other noninterest expense	127	99	204

Total noninterest expense	329	294	399

Net income	26,697	26,414	26,587
Preferred stock dividends	863	863	863

Net income available to common shareholder	$25,834	25,551	25,724

Basic net income per common share	$258,340	255,505	257,244

STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
(In thousands)	2006	2005	2004

Net income	$26,697	26,414	26,587
Other comprehensive income (loss):
Unrealized net holding loss on securities available for sale arising during the year	(143)	(521)	(431)
Reclassification adjustment for loss on sale and write-down of securities available for sale included in net income	643	-	-
Reclassification adjustment for gains realized during the year	-	-	(536)

Other comprehensive income (loss)	500	(521)	(967)

Comprehensive income	$27,197	25,893	25,620

See accompanying notes to financial statements.

WEBSTER PREFERRED CAPITAL CORPORATION

STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except per share data)	Preferred Stock	Common Stock	Paid-In Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2003	$1,000	1	538,799	(2,553)	988	538,235

Net income	-	-	-	26,587	-	26,587
Other comprehensive loss	-	-	-	-	(967)	(967)
Dividends declared and paid:
Common stock ($258,319 per share)	-	-	-	(25,832)	-	(25,832)
Series B Preferred stock	-	-	-	(863)	-	(863)

Balance, December 31, 2004	1,000	1	538,799	(2,661)	21	537,160

Net income	-	-	-	26,414	-	26,414
Other comprehensive loss	-	-	-	-	(521)	(521)
Dividends declared and paid:
Return of capital dividend on common stock	-	-	(25,000)	-	-	(25,000)
Common stock ($256,184 per share)	-	-	-	(25,619)	-	(25,619)
Series B Preferred stock	-	-	-	(863)	-	(863)

Balance, December 31, 2005	1,000	1	513,799	(2,729)	(500)	511,571

Net income	-	-	-	26,697	-	26,697
Other comprehensive income	-	-	-	-	500	500
Dividends declared and paid:
Common stock ($261,310 per share)	-	-	-	(26,131)	-	(26,131)
Series B Preferred stock	-	-	-	(863)	-	(863)

Balance, December 31, 2006	$1,000	1	513,799	(3,026)	-	511,774

See accompanying notes to financial statements.

WEBSTER PREFERRED CAPITAL CORPORATION

STATEMENTS OF CASH FLOWS

	Years ended December 31,
(In thousands)	2006	2005	2004
Cash flow from operating activities:
Net income	$26,697	26,414	$26,587
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization and accretion	389	878	570
Loss on write down of securities available for sale to fair value	526	-	-
Loss (gain) on sale of securities	117	-	(536)
(Increase) decrease in accrued interest receivable	(75)	(1,504)	71
Increase (decrease) in accrued expenses and other liabilities	26	4	(50)
(Increase) decrease in prepaid expenses and other assets	(1,470)	1,049	520

Net cash provided by operating activities	26,210	26,841	27,162

Cash flow from investing activities:
Purchase of mortgage-backed securities	-	(24,658)	-
Principal repayments on mortgage-backed securities	4,393	3,441	9,270
Proceeds from sale of mortgage-backed securities	36,769	-	15,600
(Increase) decrease in interest-bearing deposits	(3,000)	(48,000)	23,000
Decrease (increase) in residential mortgage loans	15,576	86,935	(50,083)
Proceeds from other real estate owned sales	-	-	95

Net cash provided by (used in) investing activities	53,738	17,718	(2,118)

Cash flow from financing activities:
Dividends paid on common and preferred stock	(26,994)	(26,482)	(26,695)
Return of capital dividend	-	(25,000)	-

Net cash used by financing activities	(26,994)	(51,482)	(26,695)

Increase (decrease) in cash and cash equivalents	52,954	(6,923)	(1,651)
Cash and cash equivalents at beginning of year	3,402	10,325	11,976

Cash and cash equivalents at end of year	$56,356	3,402	$10,325

Supplemental Schedule of Non-Cash Investing Activity:
Transfer of residential mortgage loans to other real estate owned	$-	-	60

See accompanying notes to the financial statements.

    WEBSTER PREFERRED CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 1: Summary of Significant Accounting Policies

a) Business

Webster Preferred Capital Corporation (the “Company”) is a Connecticut corporation incorporated in March 1997 and a subsidiary of Webster Bank, National Association, (“Webster Bank”), which is a wholly-owned subsidiary of Webster Financial Corporation (“Webster”). The Company acquires, holds and manages real estate related mortgage assets.

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

b) Basis of Financial Statement Presentation

The financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP). In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, as of the date of the financial statements, and revenues and expenses for the periods presented. The actual results of the Company could differ from those estimates. An example of a material estimate that is susceptible to near-term changes is the allowance for loan losses.

c) Residential Mortgage Loans

Loans represent assets that the Company acquires from Webster Bank at carrying value. While these transfers represent legal sales by Webster Bank, Webster Bank may not record the transfers as sales for GAAP accounting purposes because of its 100% direct ownership interest in the Company. Accordingly, the Company’s assets represent non-recourse receivables from Webster Bank which are fully collateralized by the underlying loans. The underlying loans are whole loans secured by first mortgages or deeds of trust on single family (one-to-four unit) residential real estate properties located primarily in Connecticut. The assets continue to be classified as residential loans in the Company’s financial statements because the returns on and the recoverability of these non-recourse receivables are entirely dependent on the performance of the underlying residential loans.

Loans are stated at the principal amounts outstanding, adjusted by deferred loan costs, and the allowance for loan losses. Interest on loans is credited to income as earned based on the rate applied to principal amounts outstanding. Interest which is more than 90 days past due is not accrued. Such interest ultimately collected, if any, is credited to income in the period received. Deferred loan fees/costs on loans acquired are recognized in interest income over the lives of the loans using a method approximating the interest method. Servicing fees paid to the Servicer are charged against interest income.

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

e) Mortgage-Backed Securities

Mortgage-backed securities are issued by U.S. government agencies or government-sponsored enterprises and were classified as available for sale. Available for sale securities were carried at fair value with unrealized gains and losses recorded as adjustments to shareholders’ equity. The adjustment to shareholders’ equity was not tax-effected, as the Company is generally not subject to federal and state income tax. Realized gains and losses on sales of securities are recorded using the specific identification method. Unrealized losses on securities are charged to earnings when the decline in fair value is judged to be other than temporary.

f) Net Income Per Common Share

Basic net income per common share is calculated by dividing net income available to common shareholders by the weighted-average number of shares of common stock outstanding. Diluted net income per common share does not apply since the Company has issued no options or other instruments representing potential common shares. The weighted-average number of shares used in the computation of basic earnings per common share for the years ended December 31, 2006, 2005 and 2004 was 100.

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

i) Reclassifications

Certain financial statement balances as previously reported have been reclassified to conform to the 2006 Consolidated Financial Statements presentation.

Note 2: Mortgage-Backed Securities Available for Sale

The following table sets forth certain information regarding the mortgage-backed securities at December 31, 2005:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2005
Available for Sale Portfolio	$41,835	-	(500)	41,335

Mortgage-backed securities were written down to fair value in September 2006, resulting in a loss of $526,000. The entire portfolio of $36.2 million was sold in October 2006, generating a loss on sale of $117,000. During 2005, there were no sales of mortgage-backed securities. Mortgage-backed securities sold for proceeds of $15.6 million generated a gain of $536,000 during 2004.

Note 3: Residential Mortgage Loans, Net

A summary of residential mortgage loans, net, by type and original maturity follows:

	At December 31,
(In thousands)	2006	2005
Fixed-rate loans:
15 yr. loans	$29,401	50,842
20 yr. loans	6,652	7,218
25 yr. loans	2,857	3,718
30 yr. loans	198,172	232,742

Total fixed-rate loans	237,082	294,520

Variable-rate loans:
15 yr. loans	877	666
20 yr. loans	559	1,241
25 yr. loans	1,012	1,183
30 yr. loans	133,265	89,951

Total variable-rate loans	135,713	93,041

Total residential mortgage loans	372,795	387,561
Residential mortgage loan costs	1,428	2,597
Less: allowance for loan losses	(2,022)	(2,022)

Residential mortgage loans, net	$372,201	388,136

Loans transferred to the Company by Webster Bank totaled $117.7 million in 2006 and $149.5 million in 2004 (None in 2005). Loans transferred by the Company to Webster Bank totaled $73.3 million in 2006. (None in 2005 and 2004).

A detail of the change in the allowance for loan losses follows:

	Years Ended December 31,
(In thousands)	2006	2005	2004
Balance at beginning of year	$2,022	2,022	2,106
Provision charged to operations	-	-	-
Charge-offs	-	-	(84)

Balance at end of year	$2,022	2,022	2,022

No loans were considered impaired at either December 31, 2006 or 2005. Nonaccrual loans totaled $211,000 and $97,000 at December 31, 2006 and 2005, respectively.

Note 4: Redeemable Preferred Stock

In December 1997, 1,000,000 shares of Series B 8.625% cumulative redeemable preferred stock were issued at $10 per share, raising $10.0 million less issuance costs. The Series B preferred stock is redeemable solely at the option of the Company, which has no current plans to redeem the preferred stock. The redemption price is $10 per share.

Note 5: Servicing

The mortgage loans owned by the Company are serviced by Webster Bank pursuant to the terms of a servicing agreement. Webster Bank in its role as servicer under the terms of the servicing agreement is herein referred to as the “Servicer.” The Servicer receives fees at an annual rate of (i) 8 basis points for fixed-rate loan servicing and collection, (ii) 8 basis points for variable-rate loan servicing and collection and (iii) 5 basis points for all other services to be provided, as needed, in each case based on the daily outstanding balances of all the Company’s loans for which the Servicer is responsible. The services provided to the Company by Webster Bank are at the level of a sub-servicing agreement. As such, the Company estimates that the fees paid to Webster Bank for servicing approximates fees that would be paid if the Company operated as an unaffiliated entity. Servicing fees paid for the years 2006, 2005 and 2004 were $313,000, $345,000 and $355,000, respectively. Servicing fees are netted against interest income in the Statements of Income, as they are considered a reduction in yield to the Company.

The Servicer is entitled to retain any late payment charges, prepayment fees, penalties and assumption fees collected in connection with residential mortgage loans serviced by it. The Servicer receives the benefit, if any, derived from interest earned on collected principal and interest payments between the date of collection and the date of remittance to the Company and from interest earned on tax and insurance escrow funds with respect to mortgage loans serviced by it. At the end of each calendar month, the Servicer is required to invoice the Company for all fees and charges due to the Servicer.

Note 6: Advisory Services

Advisory services are being provided pursuant to an agreement with Webster Bank to provide the Company with the following types of services: administer the day-to-day operations, monitor the credit quality of the mortgage assets, advise with respect to the acquisition, management, financing, and disposition of mortgage related assets and provide the necessary executive administration, human resource, accounting and control, technical support, record keeping, copying, telephone, mailing and distribution, investment and funds management services. Webster Bank received an annual fee for advisory services provided to the Company of $202,500 in 2006 compared to $195,000 in 2005 and 2004. The Company estimates that the fees paid to Webster Bank for advisory services approximate fees that would be paid for such services if the Company were an unaffiliated entity.

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

Note 8: Summary of Estimated Fair Values of Financial Instruments

A summary of estimated fair values of financial instruments follows:

	At December 31,
(In thousands)	2006		2005
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash	$56,356	56,356	$3,402	3,402
Interest-bearing deposits	80,000	80,000	77,000	77,000
Mortgage-backed securities	-	-	41,335	41,335

Residential mortgage loans	374,223	372,024	390,158	385,608
Less: allowance for loan losses	(2,022)	(2,022)	(2,022)	(2,022)

Residential mortgages, net	372,201	370,002	388,136	383,586

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

Note 9: Selected Quarterly Financial Data (unaudited)

2006
(In thousands, except share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income	$6,647	6,882	6,983	7,157
Noninterest income	-	-	(526)	(117)
Noninterest expenses	79	115	83	52

Net income	6,568	6,767	6,374	6,988
Preferred dividends	216	215	216	216

Net income available to common shareholder	$6,352	6,552	6,158	6,772

Basic net income per common share	$63,520	65,520	61,580	67,720

2005
Interest income	$6,670	6,732	6,693	6,613
Noninterest expenses	57	79	80	78

Net income	6,613	6,653	6,613	6,535
Preferred dividends	216	215	216	216

Net income available to common shareholder	$6,397	6,438	6,397	6,319

Basic net income per common share	$63,970	64,380	63,970	63,185

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The Company had no changes in or disagreements with its independent registered public accounting firm on accounting and financial disclosures.

Item 9A.   Disclosure Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2006. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There was no change made in the Company’s internal controls over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.   Other Information

None

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

The Company’s Board of Directors currently consists of three members. Directors are elected for a one-year term. The Company currently has three officers and no other employees.

The persons who are current directors and executive officers of the Company are as follows:

Name	Age at December 31, 2006	Position and Offices Held

William T. Bromage	61	President and Director

Harriet Munrett Wolfe	53	Director

Gerald P. Plush	48	Director

Gregory S. Madar	44	Senior Vice President, Chief Accounting Officer and Assistant Secretary

Mark S. Lyon	46	Secretary

The following is a summary of the experience of the officers and directors of the Company:

William T. Bromage is President, Chief Operating Officer and a director of Webster and Webster Bank and Vice Chairman of Webster Bank. Mr. Bromage was elected President in April 2000 and Chief Operating Officer in January 2002. From September 1999 to April 2000, he served as Senior Executive Vice President, Business Banking and Corporate Development of Webster and Webster Bank. Mr. Bromage serves on the boards of MetroHartford Alliance, Connecticut Public Broadcasting and Junior Achievement of Southwest New England.

Harriet Munrett Wolfe has been a director of the Company since 1997. She is also the Executive Vice President, General Counsel and Secretary of Webster and Webster Bank. Ms. Wolfe joined Webster and Webster Bank in March 1997 as Senior Vice President and Counsel, was appointed Secretary in June 1997 and General Counsel in September 1999. In January 2003, she was appointed Executive Vice President of Webster.

Gerald P. Plush is Executive Vice President and Chief Financial Officer of Webster and Webster Bank. Prior to joining Webster in July 2006, Mr. Plush was employed at MBNA America in Wilmington, Delaware. In his most recent position with MBNA, he was Senior Executive Vice President and Managing Director of Corporate Development and Acquisitions. Prior to this position, Mr. Plush was Senior Executive Vice President and Chief Financial Officer of MBNA’s North American Operations, and prior to that he was Senior Executive Vice President and Chief Financial Officer of U.S. Credit Card. Mr. Plush serves on the board of directors of Ronald McDonald House of Delaware and the board of trustees of Upland Country Day School in Kennett Square, Pennsylvania.

Gregory S. Madar has been the Senior Vice President, Principal Financial and Accounting Officer and Assistant Secretary of the Company since April 2003. He also served as the Treasurer of the Company from 2001 to 2003, as Secretary of the Company from March 1997 to March 1999 and as Assistant Secretary of the Company since 1999. He is also Senior Vice President and Controller of Webster Bank. Mr. Madar, a Certified Public Accountant, joined Webster Bank in 1995 as Vice President and Tax Manager and was elected Senior Vice President and Assistant Controller in January 2000. In February 2002, he was promoted to Senior Vice President and Controller of Webster.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors and executive officers and persons who own more than 10% of its Series B Preferred Stock to file with the SEC initial reports of ownership of the Company’s equity securities and to file subsequent reports when there are changes in such ownership. Based on a review of reports submitted to the Company, the Company believes that during the fiscal year ended December 31, 2006, all Section 16(a) filing requirements applicable to the Company’s officers, directors and more than 10% owners were complied with on a timely basis.

Item 11.   Executive Compensation

The Company currently has three officers, none of whom receive compensation as employees of the Company. The Company has never issued options or warrants to officers or directors of the Company. The Company does not have any stock option plan or similar plan, retirement or pension plan or any other form of employee compensatory plan. The Company has retained an advisor to perform certain functions pursuant to an Advisory Service Agreement described below under “The Advisor.” Each officer of the Company currently is also an officer of Webster Bank. The Company maintains corporate and accounting records that are separate from those of Webster Bank and any of Webster Bank’s affiliates.

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

The Advisory Agreement had an initial term of two years, and has been renewed for additional one-year periods. It will continue to be renewed until notice of nonrenewal is delivered by either party to the other party. The Advisory Agreement may be terminated by the Company at any time upon 90 days’ prior written notice. The Advisor is entitled to receive an advisory fee equal to $205,000 per year beginning May 1, 2006 with respect to the advisory services provided by it to the Company, as per the amended agreement adopted on April 19, 2006. The fee may be revised to reflect changes in the actual costs incurred by the Advisor in providing services.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets forth, as of December 31, 2006, the number and percentage of the outstanding shares of either our Common Stock or Series B Preferred Stock beneficially owned by (i) all persons known by the Company to own more than five percent of such shares, (ii) each director of the Company, and (iii) each executive officer of the Company, and (iv) all executive officers and directors of the Company as group.

Name and Address of Beneficial Owner	Amount of Beneficial Ownership	Percent of Class of Outstanding Shares
Webster Bank 145 Bank Street Waterbury, CT 06702	100 shares	Common – 100%

William T. Bromage President and Director	-0-	-0-

Harriet Munrett Wolfe Director	-0-	-0-

Gerald P. Plush Director	-0-	-0-

Gregory S. Madar Senior Vice President, Chief Accounting Officer and Assistant Secretary	300 shares	Series B Preferred Stock*

Mark S. Lyon Secretary	-0-	-0-

All Officers and Directors as a group	300 shares	Series B Preferred Stock*

*	Less then one percent

The Company does not maintain any compensation plans pursuant to which equity securities of the Company may be issued.

Item 13.   Certain Relationships and Related Transactions and Director Independence

The Company is organized as a subsidiary of Webster Bank, is controlled by, and through advisory and servicing agreements and is totally reliant on, Webster Bank. The Company’s Board of Directors consists entirely of Webster Bank employees and, through the advisory and servicing agreements, Webster Bank and its affiliates are involved in every aspect of the Company’s existence. Webster Bank administers the day-to-day activities of the Company in its role as Advisor under the Advisory Agreement and acts as Servicer of the Company’s Mortgage Loans under the Servicing Agreement. In addition, all of the officers of the Company are also officers of Webster Bank. As the holder of all of the outstanding voting stock of the Company, Webster Bank generally will have the right to elect all of the directors of the Company. For a description of the fees Webster Bank is entitled to receive under the advisory and servicing agreements, see Notes 5 and 6 to the Company’s Financial Statements included in Item 8.

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

Because Webster bank owns more than 50% of the voting power of our common stock, we are considered a “controlled company” for the purposes of NADAQ listing requirements, and we qualify for, and rely on, the “controlled company” exception to the board of directors and committee composition requirements under the Marketplace Rules of the NASDAQ Stock Market. Pursuant to this exception, we are exempt from the rules that require our board of directors to be comprised of a majority of “independent directors”.

Policies and Procedures Regarding Transactions with Related Persons

The Company is covered under Webster’s Code of Conduct. Pursuant to Webster’s Code of Conduct, all related party transactions must be conducted at arm’s length. Any consideration paid or received in such a transaction must be on terms no less favorable than terms available to an unaffiliated third party under similar circumstances.

Item 14.  Principal Accountant Fees and Services

Audit and Non-Audit Fees

The following table presents fees for professional audit services rendered by KPMG LLP for the audit of the Company’s annual financial statements for the years ended December 31, 2006 and 2005, and fees billed for other services rendered by KPMG LLP during those periods.

	2006	2005
Audit Fees (1)	$31,000	29,000
Audit Related Fees	-	-
Tax Fees	-	-
Other Fees	-	-

Total	$31,000	29,000

(1)	Audit Fees consist of fees billed for professional services rendered for the audit of the Company’s annual financial statements and review of the interim financial statements included in quarterly reports, and services that are normally provided in connection with statutory and regulatory filings or engagements.

Before the principal accountant is engaged by the Company to render audit or non-audit services, the engagement is approved by the Company’s Board of Directors.

PART IV

Item 15.   Exhibits and Financial Statement Schedules

(a)(1)	The financial statements of the registrant are included in Item 8 of Part II of the report.

(a)(2)	All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(a)(3)	A list of the exhibits to this Form 10-K is set forth on the Exhibit Index immediately preceding such exhibits and is incorporated herein by reference.

(b)	Exhibits to this Form 10-K are attached or incorporated herein by reference as stated above.

(c)	Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEBSTER PREFERRED CAPITAL CORPORATION Registrant

BY:	/s/ William T. Bromage
William T. Bromage, President and Director

Date:	March 29, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 29, 2007.

By:	/s/ William T. Bromage
William T. Bromage, President and Director (Principal Executive Officer)

By:	/s/ Gregory S. Madar
Gregory S. Madar, Senior Vice President, Treasurer and Assistant Secretary (Principal Financial and Accounting Officer)

By:	/s/ Gerald P. Plush
Gerald P. Plush, Director

By:	/s/ Harriet M. Wolfe
Harriet Munrett Wolfe, Director

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Webster Preferred Capital Corporation (the “Company”) (incorporated herein by reference from Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

3.3	Certificate of Amendment for the Series B 8.625% Cumulative Redeemable Preferred Stock of the Company (incorporated herein by reference from Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

3.4	Amended and Restated By-Laws of the Company (incorporated herein by reference from Exhibit 3.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

4.2	Specimen of certificate representing the Series B 8.625% Cumulative Redeemable Preferred Stock of the Company (incorporated herein by reference from Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

10.1	Mortgage Assignment Agreement, made as of March 17, 1997, by and between Webster Bank and the Company (incorporated herein by reference from Exhibit 10.1 to the Company’s Registration Statement on Form S-11 (File No. 333-38685) filed with the Securities and Exchange Commission (the “SEC”) on October 24, 1997).

10.2	Amended and Restated Master Service Agreement, dated March 31, 2006, between Webster Bank and the Company (incorporated herein by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q) filed with the SEC on August 8, 2006.

10.3	Amended and Restated Advisory Service Agreement, made as of March 31, 2006, by and between Webster Bank and the Company (incorporated herein by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q) filed with the SEC on August 8, 2006.

31.1	Certificate of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Written Statement pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Principal Executive Officer.

32.2	Written Statement pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Principal Financial Officer.