Form 10-Q
period 2007-03-31
WEBSTER PREFERRED CAPITAL CORP
filed 2007-05-11
CIK 1047865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The number of shares outstanding of each of the registrant’s classes of common stock, as of April 30, 2007 was: 100 shares.

WEBSTER PREFERRED CAPITAL CORPORATION

Item 1.	INTERIM FINANCIAL STATEMENTS

WEBSTER PREFERRED CAPITAL CORPORATION

STATEMENTS OF CONDITION

(unaudited)

(Dollars in thousands, except share and per share data)	March 31, 2007	December 31, 2006
Assets

Cash	$3,060	$56,356
Interest-bearing deposits	40,000	80,000
Residential mortgage loans, net	311,723	372,201
Accrued interest receivable	1,350	1,859
Prepaid expenses and other assets	25	1,574

Total assets	$356,158	$511,990

Liabilities and Shareholders’ Equity

Accrued dividends payable	$180	$180
Accrued expenses and other liabilities	86	36

Total liabilities	266	216

Shareholders’ Equity
Series B 8.625% cumulative redeemable preferred stock, liquidation preference $10 per share; par value $1.00 per share:
1,000,000 shares authorized, issued and outstanding	1,000	1,000
Common stock, par value $.01 per share:
Authorized – 1,000 shares
Issued and outstanding - 100 shares	1	1
Paid-in capital	353,799	513,799
Retained earnings (distributions in excess of accumulated earnings)	1,092	(3,026)

Total shareholders’ equity	355,892	511,774

Total liabilities and shareholders’ equity	$356,158	$511,990

See accompanying notes to interim financial statements.

WEBSTER PREFERRED CAPITAL CORPORATION

STATEMENTS OF INCOME

(unaudited)

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2007	2006
Interest income:
Loans	$4,622	$5,195
Securities and short-term investments	700	1,452

Total interest income	5,322	6,647

Noninterest expense:
Advisory fee to parent	51	49
Other	27	30

Total noninterest expense	78	79

Net income	5,244	6,568
Preferred stock dividends	216	216

Net income available to common shareholder	$5,028	$6,352

Net income per common share:
Basic	$50,280	$63,520

STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended March 31,
(In thousands)	2007	2006
Net income	$5,244	$6,568

Other comprehensive loss:
Unrealized net holding loss on securities available for sale arising during the period	—	(231)

Comprehensive income	$5,244	$6,337

See accompanying notes to interim financial statements.

WEBSTER PREFERRED CAPITAL CORPORATION

STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
(In thousands)	2007	2006
Cash flow from operating activities:
Net income	$5,244	$6,568
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization and accretion	50	237
Decrease (increase) in accrued interest receivable	509	(170)
Increase in accrued expenses and other liabilities	50	120
Decrease (increase) in prepaid expenses and other assets	1,549	(95)

Net cash provided by operating activities	7,402	6,660

Cash flow from investing activities:
Principal repayments on mortgage-backed securities	—	1,136
Net decrease in residential mortgage loans	60,428	11,317
Net decrease (increase) in short-term investments	40,000	(16,000)

Net cash provided by (used in) investing activities	100,428	(3,547)
Cash flow from financing activities:
Dividends paid on common and preferred stock	(1,126)	(847)
Return of capital dividends	(160,000)	—

Net cash used in financing activities	(161,126)	(847)

(Decrease) increase in cash and cash equivalents	(53,296)	2,266
Cash and cash equivalents at beginning of period	56,356	3,402

Cash and cash equivalents at end of period	$3,060	$5,668

See accompanying notes to interim financial statements.

WEBSTER PREFERRED CAPITAL CORPORATION

NOTES TO INTERIM FINANCIAL STATEMENTS

(unaudited)

NOTE 1: Basis Of Presentation

The accompanying interim financial statements represent the accounts of Webster Preferred Capital Corporation (the “Company” or “WPCC”), a wholly-owned subsidiary of Webster Bank, and have been prepared in conformity with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Amounts in prior period financial statements are reclassified whenever necessary to conform to current period presentations. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results which may be expected for the year as a whole.

The preparation of the Interim Financial Statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, as of the date of the Interim Financial Statements, and the reported amounts of revenues and expenses for the periods presented. Actual results could differ from those estimates. These Interim Financial Statements should be read in conjunction with the audited Financial Statements and Notes thereto included in WPCC’s Annual Report on Form 10-K for the year ended December 31, 2006.

NOTE 2: Residential Mortgage Loans, Net

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

A summary of the Company’s residential mortgage loans by type and original maturity follows:

(In thousands)	March 31, 2007	December 31, 2006
Fixed-rate loans:
15 yr. loans	$30,093	$29,401
20 yr. loans	7,575	6,652
25 yr. loans	3,544	2,857
30 yr. loans	144,290	198,172

Total fixed-rate loans	185,502	237,082

Variable-rate loans:
15 yr. loans	801	877
20 yr. loans	550	559
25 yr. loans	990	1,012
30 yr. loans	124,793	133,265

Total variable-rate loans	127,134	135,713

Total residential mortgage loans	312,636	372,795

Premiums and deferred costs on loans, net	1,109	1,428
Less: allowance for loan losses	(2,022)	(2,022)

Residential mortgage loans, net	$311,723	$372,201

As of March 31, 2007, 59.3% of the Company’s residential mortgage loans are fixed-rate loans and 40.7% are adjustable-rate loans.

There has been no activity in the allowance for loan losses for the three months ended March 31, 2007 and 2006.

WEBSTER PREFERRED CAPITAL CORPORATION

NOTES TO INTERIM FINANCIAL STATEMENTS (continued)

NOTE 3: Servicing

The mortgage loans owned by the Company are serviced by Webster Bank National Association (“Webster Bank”) pursuant to the terms of a servicing agreement. Webster Bank in its role as servicer under the terms of the servicing agreement is herein referred to as the “Servicer.” The Servicer receives fees at an annual rate of (i) 8 basis points for fixed-rate loan servicing and collection, (ii) 8 basis points for variable-rate loan servicing and collection and (iii) 5 basis points for all other services to be provided, as needed, in each case based on the daily outstanding balances of all the Company’s loans for which the Servicer is responsible. The services provided to the Company by Webster Bank are at the level of a sub-servicing agreement. As such, the Company estimates that the fees paid to Webster Bank for servicing approximates fees that would be paid if the Company operated as an unaffiliated entity. Servicing fees paid for the three months ended March 31, 2007 were $66,000, compared to the three months ended March 31, 2006 of $76,000. Servicing fees are netted against interest income in the Statements of Income, as they are considered a reduction in yield to the Company.

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

NOTE 4: Accounting for Uncertainty in Income Taxes:

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109” (“FIN 48”). This statement clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements. FIN 48 prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, and disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.

On January 1, 2007 the Company adopted the provisions of FIN 48 and there was no impact on the financial statements. Upon the adoption of this standard, the Company performed an analysis of its tax positions to determine whether there may be uncertainties that require further analysis under FIN 48 based on their specific facts and circumstances. The Company did not identify any tax positions that contained significant uncertainties at January 1, 2007 or March 31, 2007.

The Company has no interest or penalties recognized in its statements of income for the three months ended March 31, 2007 and 2006, or in its balance sheets at March 31, 2007. Such interest and penalties would be classified as income taxes in its statement of income.

The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending December 31, 2003 through 2006, The Company’s state income tax returns are also open to audit under the statute of limitations for three years ending December 31, 2003 through 2006.

WEBSTER PREFERRED CAPITAL CORPORATION

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The Company is a subsidiary of Webster Bank and has elected to be treated as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”). The Company will generally not be subject to federal income tax for as long as it maintains its qualification as a REIT, requiring among other things, that it currently distribute to stockholders at least 90% of its “REIT taxable income” (not including capital gains and certain items of noncash income). The following discussion of the Company’s financial condition and results of operations should be read in conjunction with the Company’s financial statements and other financial data included elsewhere herein and in conjunction with the Company’s 2006 Annual Report on Form 10-K.

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

Summary

WPCC’s total interest income of $5.3 million for the three months ended March 31, 2007 decreased $1.3 million or 20.0% compared to $6.6 million for the three months ended March 31, 2006. The decrease in interest income is due to the following factors:

•

For the three months ended March 31, 2007, average loans decreased $52.1 million, short term investments decreased $33.0 million and average securities decreased $40.6 million compared to the three months ended March 31, 2006.

•	The yield on earning assets for the three months ended March 31, 2007 was 5.52% compared to 5.20% for the three months ended March 31, 2006.

Changes in Financial Condition

Total assets, consisting primarily of residential mortgage loans, were $356.2 million at March 31, 2007, a decrease of $155.8 million from $512.0 million at December 31, 2006. Residential mortgage loans decreased $60.5 million primarily as a result of transfers to Webster Bank of $90.5 million, repayments of $20.4 million offset by acquisitions of $50.4 million. Interest bearing deposits decreased by $40.0 million and cash decreased by $53.3 million compared to December 31, 2006. The resulting net cash was used to pay a $160 million return of capital dividend to Webster Bank in the first quarter of 2007. Shareholders’ equity decreased by $155.9 million to $355.9 million at March 31, 2007 from $511.8 million at December 31, 2006, due to the payment of $160 million in return of capital dividend and $1.1 million in common and preferred dividends partially offset by net income of $5.2 million for the first three months of 2007.

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

WEBSTER PREFERRED CAPITAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS (continued)

Asset Quality

The Company maintains asset quality by investing in residential real estate loans that have been conservatively underwritten and by aggressively managing nonperforming assets. At March 31, 2007 and December 31, 2006, residential real estate loans comprised the entire loan portfolio. All such residential loans were acquired from Webster Bank. The Company also invests in short-term jumbo certificates of deposit.

The following table details the Company’s nonperforming assets:

(In thousands)	March 31, 2007	December 31, 2006
Nonaccrual loans	$211	$211

Total nonperforming loans and assets	$211	$211

At March 31, 2007 and December 31, 2006, the allowance for loan losses was approximately $2.0 million. Management believes that the allowance for loan losses is adequate to cover probable losses inherent in the current portfolio.

Liquidity and Capital Resources

The primary sources of liquidity for the Company are principal and interest payments from the residential mortgage loans and mortgage-backed securities portfolios. The primary uses of liquidity are acquisitions of residential mortgage loans and mortgage-backed securities and the payment of dividends on the common and preferred stock.

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

In the unlikely event that principal and interest payments on its mortgage assets are insufficient to meet its operating needs, WPCC has the ability to raise additional funds. For example, WPCC’s residential mortgage loans are underwritten to meet secondary market requirements and could easily be sold or securitized as mortgage-backed securities and used as borrowing collateral, although the Company had no plans to do so at March 31, 2007 and December 31, 2006.

Asset/Liability Management

The goal of the Company’s asset/liability management policy is to manage interest-rate risk so as to maximize net interest income over time in changing interest rate environments while maintaining acceptable levels of risk. The Company prepares estimates of the level of prepayments and the effect of such prepayments on the level of future earnings due to reinvestment of funds at rates different than those that currently exist. The Company is unable to predict future fluctuations in interest rates. The market values of the Company’s financial assets are sensitive to fluctuations in market interest rates. The market values of fixed-rate loans and mortgage-backed securities tend to decline in value as interest rates rise. If interest rates decrease, the market value of loans and mortgage-backed securities generally will tend to increase with the level of prepayments also normally increasing. At March 31, 2007 the Company had no mortgage backed securities. The interest income earned on the Company’s variable-rate, interest-sensitive instruments, which represent primarily variable-rate mortgage loans, may change due to changes in quoted interest-rate indices. The variable-rate mortgage loans generally re-price based on a stated margin over U.S. Treasury Securities indices of varying maturities, the terms of which are established at the time that the loan is closed. At March 31, 2007, 40.7% of the Company’s residential mortgage loans were variable-rate loans.

WEBSTER PREFERRED CAPITAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS (continued)

Results of Operations

For the three months ended March 31, 2007, the Company reported net income of $5.2 million a decrease of $1.3 million or 20.2% compared to the same period in 2006.

Interest income was $5.3 million for the three months ended March 31, 2007 a decrease of $1.3 million or 20.0% compared to the same period in 2006. The decrease in interest income was primarily related to a reduction in interest earning assets of $125.8 million for the three months ended March 31, 2007 compared to the three months ended March 31, 2006, offset by an increase in yields on earning assets of 32 basis points.

The following table shows the major categories of average interest-earning assets, together with their respective interest income and the rates earned by the Company:

	Three Months Ended March 31, 2007			Three Months Ended March 31, 2006
(In thousands)	Average Balance	Interest Income	Average Yield	Average Balance	Interest Income	Average Yield
Mortgage loans	$332,053	$4,622	5.57%	$384,188	$5,195	5.41%
Mortgage-backed securities	—	—	—	40,616	493	4.86
Short-term investments	53,322	700	5.25	86,344	959	4.44

Total	$385,375	$5,322	5.52%	$511,148	$6,647	5.20%

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

	Three Months Ended March 31, 2007 v. 2006 Increase (Decrease) due to
(In thousands)	Rate	Volume	Total
Interest on interest-earning assets:
Mortgage loans	$1,017	$(1,590)	$(573)
Mortgage-backed securities	(247)	(246)	(493)
Short-term investments	862	(1,121)	(259)

Net change in net interest income	$1,632	$(2,957)	$(1,325)

There were no provisions for loan losses for the three months ended March 31, 2007 and 2006.

WEBSTER PREFERRED CAPITAL CORPORATION

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following table summarizes the estimated market value of the Company’s interest-sensitive assets at March 31, 2007 and December 31, 2006 and the projected change to market values if interest rates instantaneously increase or decrease by 100 basis points.

			Estimated Market Value Impact
(In thousands)	Amortized Cost	Market Value	-100 BP	+100 BP
At March 31, 2007
Interest sensitive assets:
Variable-rate residential loans	$185,502	$185,526	$4,909	$(7,462)
Fixed-rate residential loans	127,134	127,487	1,556	(1,793)

Total			$6,465	(9,255)

At December 31, 2006
Interest sensitive assets:
Variable-rate residential loans	$237,082	$236,076	$6,399	$(10,210)
Fixed-rate residential loans	135,713	135,948	1,806	(2,064)

Total			$8,205	(12,274)

Interest-sensitive assets, when shocked by a minus 100 basis point rate change, experience a favorable $6.5 million change in market value at March 31, 2007 compared to a favorable $8.2 million market value change at December 31, 2006. These changes in market value represent 2.07% of interest-sensitive assets at March 31, 2007 and 2.4% at December 31, 2006. A plus 100 basis point rate change results in an unfavorable $ 9.3 million, or -2.96%, change in market value at March 31, 2007 compared to an unfavorable $12.3 million, or 3.1%, market value change at December 31, 2006. Changes in the projected market value due to the instantaneous rate changes at March 31, 2007 compared to December 31, 2006 are a result of changes in outstanding balances of the assets, and do not represent a significant change due to interest rates since year end.

Based on the asset/liability mix at March 31, 2007, management estimates that a gradual 200 basis point increase in interest rates over a 12 month period would increase net income over that period by approximately 3.5%. A gradual 200 basis point decrease in interest rates is projected to decrease net income by approximately 4.0%. At December 31, 2006, a projected 200 basis point increase and a 200 basis point decrease in rates produced a net income increase of 4.5% and a net income decrease of 5.0%, respectively.

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

These assumptions are inherently uncertain and, as a result, the simulation analyses cannot precisely estimate the impact that higher or lower rate environments will have on net interest income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes, changes in cash flow patterns and market conditions, as well as changes in management’s strategies. Management believes that the Company’s interest rate risk position at March 31, 2007, represents a reasonable level of risk.

WEBSTER PREFERRED CAPITAL CORPORATION

Item 4.	CONTROLS AND PROCEDURES

As of March 31, 2007 the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its principal executive officer and its principal financial officer, of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms. There was no change in the Company’s internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

There are no material pending legal proceedings, other than ordinary routine litigation incident to its business, to which the Company is a party or of which any of its property is the subject.

Item 1A.	RISK FACTORS

During the first quarter of 2007, there were no material changes to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

Item 5.	OTHER INFORMATION

None

Item 6.	Exhibits

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Webster Preferred Capital Corporation (the “Company”) (incorporated herein by reference from Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

3.2	Certificate of Amendment for the Series B 8.625% Cumulative Redeemable Preferred Stock of the Company (incorporated herein by reference from Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

3.3	Amended and Restated By-Laws of the Company (incorporated herein by reference from Exhibit 3.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

4.1	Specimen of certificate representing the Series B 8.625% Cumulative Redeemable Preferred Stock of the Company (incorporated herein by reference from Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Principal Financial Officer.

32.1	Written Statement pursuant to 18 U.S.C. § 1350, as created by section 906 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Principal Executive Officer.

32.2	Written Statement pursuant to 18 U.S.C. § 1350, as created by section 906 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Principal Financial Officer.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEBSTER PREFERRED CAPITAL CORPORATION
Registrant
Date: May 11, 2007

	BY:	/s/ Gregory S. Madar
Gregory S. Madar
Senior Vice President
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Webster Preferred Capital Corporation (the “Company”) (incorporated herein by reference from Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

3.2	Certificate of Amendment for the Series B 8.625% Cumulative Redeemable Preferred Stock of the Company (incorporated herein by reference from Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

3.3	Amended and Restated By-Laws of the Company (incorporated herein by reference from Exhibit 3.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

4.1	Specimen of certificate representing the Series B 8.625% Cumulative Redeemable Preferred Stock of the Company (incorporated herein by reference from Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Principal Financial Officer.

32.1	Written Statement pursuant to 18 U.S.C. § 1350, as created by section 906 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Principal Executive Officer.

32.2	Written Statement pursuant to 18 U.S.C. § 1350, as created by section 906 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Principal Financial Officer.