Form 10-Q
period 2007-06-30
WEBSTER PREFERRED CAPITAL CORP
filed 2007-08-13
CIK 1047865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The number of shares outstanding of each of the registrant’s classes of common stock, as of July 31, 2007 was: 100 shares.

WEBSTER PREFERRED CAPITAL CORPORATION

Item 1.	INTERIM FINANCIAL STATEMENTS

WEBSTER PREFERRED CAPITAL CORPORATION

STATEMENTS OF CONDITION

(unaudited)

(Dollars in thousands, except share data)	June 30, 2007	December 31, 2006
Assets
Cash	$10,859	$56,356
Interest-bearing deposits	46,000	80,000
Residential mortgage loans, net	293,050	372,201
Accrued interest receivable	1,418	1,859
Prepaid expenses and other assets	885	1,574

Total assets	$352,212	$511,990

Liabilities and Shareholders’ Equity
Accrued dividends payable	$180	$180
Accrued expenses and other liabilities	11	36

Total liabilities	191	216

Shareholders’ Equity
Series B 8.625% cumulative redeemable preferred stock, liquidation preference $10 per share; par value $1.00 per share:
1,000,000 shares authorized, issued and outstanding	1,000	1,000

Common stock, par value $.01 per share:
Authorized – 1,000 shares
Issued and outstanding – 100 shares	1	1
Paid-in capital	353,799	513,799
Distributions in excess of accumulated earnings	(2,779)	(3,026)

Total shareholders’ equity	352,021	511,774

Total liabilities and shareholders’ equity	$352,212	$511,990

See accompanying notes to interim financial statements.

WEBSTER PREFERRED CAPITAL CORPORATION

STATEMENTS OF INCOME

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)	2007	2006	2007	2006
Interest income:
Loans	$4,284	$5,127	$8,906	$10,322
Securities and short-term investments	629	1,755	1,329	3,207

Total interest income	4,913	6,882	10,235	13,529

Recovery of loan losses	(250)	—	(250)	—

Total interest income after recovery of loan losses	5,163	6,882	10,485	13,529

Noninterest expense:
Advisory fee to parent	52	51	103	100
Other	48	64	75	94

Total noninterest expense	100	115	178	194

Net income	5,063	6,767	10,307	13,335
Preferred stock dividends	215	215	431	431

Net income available to common shareholder	$4,848	$6,552	$9,876	$12,904

Net income per common share:
Basic	$48,480	$65,520	$98,760	$129,040

STATEMENTS OF COMPREHENSIVE INCOME (unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2007	2006	2007	2006
Net income	$5,063	$6,767	$10,307	$13,335
Other comprehensive loss:
Unrealized net holding loss on securities available for sale arising during the period	—	(504)	—	(735)

Comprehensive income	$5,063	$6,263	$10,307	$12,600

WEBSTER PREFERRED CAPITAL CORPORATION

STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
(In thousands)	2007	2006
Cash flow from operating activities:
Net income	$10,307	$13,335
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization and accretion	94	414
Recovery of loan losses	(250)	—
Decrease (increase) in accrued interest receivable	441	(423)
(Decrease) increase in accrued expenses and other liabilities	(25)	173
Decrease (increase) in prepaid expenses and other assets	689	(109)

Net cash provided by operating activities	11,256	13,390

Cash flow from investing activities:
Principal repayments on mortgage-backed securities	—	2,327
Net decrease in residential mortgage loans	79,307	25,608
Net decrease (increase) in short-term investments	34,000	(34,000)

Net cash provided by (used in) investing activities	113,307	(6,065)

Cash flow from financing activities:
Dividends paid on common and preferred stock	(10,060)	(1,062)
Return of capital dividends	(160,000)	—

Net cash used in financing activities	(170,060)	(1,062)

(Decrease) increase in cash and cash equivalents	(45,497)	6,263
Cash and cash equivalents at beginning of period	56,356	3,402

Cash and cash equivalents at end of period	$10,859	$9,665

See accompanying notes to interim financial statements.

WEBSTER PREFERRED CAPITAL CORPORATION

NOTES TO INTERIM FINANCIAL STATEMENTS

(unaudited)

NOTE 1: Basis Of Presentation

The accompanying interim financial statements represent the accounts of Webster Preferred Capital Corporation (the “Company” or “WPCC”), a wholly-owned subsidiary of Webster Bank, and have been prepared in conformity with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Amounts in prior period financial statements are reclassified whenever necessary to conform to current period presentations. The results of operations for the three months ended June 30, 2007 are not necessarily indicative of the results which may be expected for the year as a whole.

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

Loans are stated at the principal amounts outstanding, adjusted by deferred loan costs, and the allowance for loan losses. Interest on loans is credited to income as earned based on the rate applied to principal amounts outstanding. Interest which is more than 90 days past due is not accrued. Such interest ultimately collected, if any, is credited to income in the period received. Deferred loan fees/costs on loans acquired are recognized in interest income over the lives of the loans using a method approximating the interest method. Servicing fees paid to the Servicer (as defined in Note 3 below) are charged against interest income.

The Company’s residential mortgage loans are not within the scope of Statement of Financial Accounting Standards (“SFAS”) No. 114, “Accounting by Creditors for Impairment of a Loan,” as amended by SFAS No. 118, since these are homogenous loans with relatively small balances that are collectively evaluated for impairment.

A summary of the Company’s residential mortgage loans by type and original maturity follows:

(In thousands)	June 30, 2007	December 31, 2006
Fixed-rate loans:
15 yr. loans	$27,819	$29,401
20 yr. loans	7,979	6,652
25 yr. loans	3,514	2,857
30 yr. loans	138,144	198,172

Total fixed-rate loans	177,456	237,082

Variable-rate loans:
15 yr. loans	676	877
20 yr. loans	610	559
25 yr. loans	931	1,012
30 yr. loans	114,085	133,265

Total variable-rate loans	116,302	135,713

Total residential mortgage loans	293,758	372,795
Premiums and deferred costs on loans, net	1,064	1,428
Less: allowance for loan losses	(1,772)	(2,022)

Residential mortgage loans, net	$293,050	$372,201

As of June 30, 2007, 60.4% of the Company’s residential mortgage loans are fixed-rate loans and 39.6% are variable-rate loans.

There has been a recovery of loan losses of $250,000 for the six months ended June 30, 2007 compared to no recovery of loan losses in the same period in 2006. The recovery of loan losses is primarily a result of the overall decline in loans outstanding.

NOTE 3: Servicing

The mortgage loans owned by the Company are serviced by Webster Bank, National Association (“Webster Bank”) pursuant to the terms of a servicing agreement. Webster Bank in its role as servicer under the terms of the servicing agreement is herein referred to as the “Servicer.” The Servicer receives fees at an annual rate of (i) 8 basis points for fixed-rate loan servicing and collection, (ii) 8 basis points for variable-rate loan servicing and collection and (iii) 5 basis points for all other services to be provided, as needed, in each case based on the daily outstanding balances of all the Company’s loans for which the Servicer is responsible. The services provided to the Company by Webster Bank are at the level of a sub-servicing agreement. As such, the Company estimates that the fees paid to Webster Bank for servicing approximates fees that would be paid if the Company operated as an unaffiliated entity. Servicing fees paid for the three and six months ended June 30, 2007 were $60,000 and $126,000, respectively, and for the three and six months ended June 30, 2006 were $74,000 and $150,000. Servicing fees are netted against interest income in the Statements of Income, as they are considered a reduction in yield to the Company.

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

On January 1, 2007 the Company adopted the provisions of FIN 48 and there was no impact on the financial statements. Upon the adoption of this standard, the Company performed an analysis of its tax positions to determine whether there may be uncertainties that require further analysis under FIN 48 based on their specific facts and circumstances. The Company did not identify any tax positions that contained significant uncertainties at January 1, 2007 or June 30, 2007.

The Company has no interest or penalties recognized in its statements of income for the three months ended June 30, 2007 and 2006, or in its balance sheet at June 30, 2007. Such interest and penalties would be classified as income taxes in its statement of income.

The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending December 31, 2003 through 2006, The Company’s state income tax returns are also open to audit under the statute of limitations for the years ending December 31, 2003 through 2006.

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

Summary

WPCC’s total interest income of $4.9 million for the three months ended June 30, 2007 decreased $2.0 million or 29.0% compared to $6.9 million for the three months ended June 30, 2006. Interest income for the six month period ending June 30, 2007 was $10.2 million, a decrease of $3.3 million or 24.4% compared to $13.5 million for the six months ended June 30, 2006. The decrease in interest income is due to the following factors:

•

For the three months ended June 30, 2007, average loans decreased $68.2 million, average short term investments decreased $46.5 million and average securities decreased $38.9 million compared to the three months ended June 30, 2006. The yield on earning assets for the three months ended June 30, 2007 was 5.47% compared to 5.37% for the three months ended June 30, 2006.

•

For the six months ended June 30, 2007, average loans decreased $60.2 million, average short term investments decreased $28.7 million and average securities decreased $39.7 million compared to the six months ended June 30, 2006. The yield on earning assets for the six months ended June 30, 2007 was 5.34% compared to 5.28% for the six months ended June 30, 2006.

Changes in Financial Condition

Total assets, consisting primarily of residential mortgage loans, were $352.2 million at June 30, 2007, a decrease of $159.8 million from $512.0 million at December 31, 2006. Residential mortgage loans decreased $79.2 million primarily as a result of transfers to Webster Bank of $90.5 million, repayments of $39.1 million offset by acquisitions of $50.4 million. Interest bearing deposits decreased by $34.0 million and cash decreased by $45.5 million compared to December 31, 2006. The resulting net cash was primarily used to pay a $160.0 million return of capital dividend to Webster Bank in the first quarter of 2007. Shareholders’ equity decreased by $159.8 million to $352.0 million at June 30, 2007 from $511.8 million at December 31, 2006, due to the payment of $160.0 million in return of capital dividend and $10.1 million in common and preferred dividends partially offset by net income of $10.3 million for the first six months of 2007.

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

Asset Quality

The Company maintains asset quality by investing in residential real estate loans that have been conservatively underwritten and by aggressively managing nonperforming assets. At June 30, 2007 and December 31, 2006, residential real estate loans comprised the entire loan portfolio. All such residential loans were acquired from Webster Bank. The Company also invests in short-term interest bearing deposits.

The following table details the Company’s nonperforming assets:

(In thousands)	June 30, 2007	December 31, 2006
Nonaccrual loans	$441	$211

Total nonperforming loans and assets	$441	$211

At June 30, 2007 the allowance for loan losses was approximately $1.8 million compared to $2.0 million at December 31, 2006. Total loans decreased $79.0 million from December 31, 2006 and $68.0 million from June 30, 2006. As a result of the decreases in the outstanding loan balances the loan allowance decreased by $0.2 million at June 30, 2007 as compared to December 31, 2006. Management believes that the allowance for loan losses is adequate to cover probable losses inherent in the current portfolio.

Liquidity and Capital Resources

The primary sources of liquidity for the Company are principal and interest payments from the residential mortgage loans and short term investments. The primary uses of liquidity are acquisitions of residential mortgage loans and short term investments and the payment of dividends on the common and preferred stock.

While scheduled loan amortization and short-term investments are predictable sources of funds, loan prepayments can vary greatly and are influenced by factors such as general interest rates, economic conditions and competition. One of the inherent risks of investing in loans is the possibility prepayments of principal prior to maturity at prepayment rates different than those estimated at the time of purchase. This generally occurs because of changes in market interest rates.

In the unlikely event that principal and interest payments on its mortgage assets are insufficient to meet its operating needs, WPCC has the ability to raise additional funds. For example, WPCC’s residential mortgage loans are underwritten to meet secondary market requirements and could easily be sold or securitized as mortgage-backed securities and used as borrowing collateral, although the Company had no plans to do so at June 30, 2007.

Asset/Liability Management

The goal of the Company’s asset/liability management policy is to manage interest-rate risk so as to maximize net interest income over time in changing interest rate environments while maintaining acceptable levels of risk. The Company prepares estimates of the level of prepayments and the effect of such prepayments on the level of future earnings due to reinvestment of funds at rates different than those that currently exist. The Company is unable to predict future fluctuations in interest rates. The market values of the Company’s financial assets are sensitive to fluctuations in market interest rates. The market values of fixed-rate loans tend to decline in value as interest rates rise. If interest rates decrease, the market value of loans generally will tend to increase with the level of prepayments also normally increasing. At June 30, 2007 the Company had no mortgage backed securities. The interest income earned on the Company’s variable-rate, interest-sensitive instruments, which represent primarily variable-rate mortgage loans, may change due to changes in quoted interest-rate indices. The variable-rate mortgage loans generally re-price based on a stated margin over U.S. Treasury Securities indices of varying maturities, the terms of which are established at the time that the loan is closed. At June 30, 2007, 39.6% of the Company’s residential mortgage loans were variable-rate loans.

Results of Operations

For the three months ended June 30, 2007, the Company reported net income of $5.1 million, a decrease of $1.7 million or 25.2% compared to the same period in 2006.

Interest income was $4.9 million for the three months ended June 30, 2007, a decrease of $2.0 million or 28.6% from the comparable same period in 2006. The decrease in interest income was primarily related to a reduction in average interest earning assets of $153.6 million for the three months ended June 30, 2007 compared to the three months ended June 30, 2006, offset by an increase in yields on earning assets of 10 basis points.

Interest income was $10.2 million for the six months ended June 30, 2007, a decrease of $3.3 million or 24.3% from the comparable period in 2006. The decrease in interest income was primarily related to a reduction in average interest earning assets of $128.7 million for the six months ended June 30, 2007 compared to the six months ended June 30, 2006, offset by an increase in yields on earning assets of 6 basis points.

The following table shows the major categories of average interest-earning assets, together with their respective interest income and the rates earned by the Company:

	Three Months Ended June 30, 2007			Three Months Ended June 30, 2006
(In thousands)	Average Balance	Interest Income	Average Yield	Average Balance	Interest Income	Average Yield
Mortgage loans	$302,718	$4,284	5.66%	$370,932	$5,127	5.53%
Mortgage-backed securities	—	—	—	38,903	479	4.93
Short-term investments	56,502	629	4.45	103,033	1,276	4.95

Total	$359,220	$4,913	5.47%	$512,868	$6,882	5.37%

	Six Months Ended June 30, 2007			Six Months Ended June 30, 2006
(In thousands)	Average Balance	Interest Income	Average Yield	Average Balance	Interest Income	Average Yield
Mortgage loans	$317,304	$8,906	5.61%	$377,523	$10,322	5.47%
Mortgage-backed securities	—	—	—	39,755	972	4.89
Short-term investments	66,044	1,329	4.02	94,735	2,235	4.72

Total	$383,348	$10,235	5.34%	$512,013	$13,529	5.28%

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

	Three Months Ended June 30, 2007 v. 2006 Increase (Decrease) due to			Six Months Ended June 30, 2007 v. 2006 Increase (Decrease) due to
(In thousands)	Rate	Volume	Total	Rate	Volume	Total
Interest on interest-earning assets:
Mortgage loans	$270	$(1,113)	$(843)	$1,041	$(2,457)	$(1,416)
Mortgage-backed securities	(240)	(239)	(479)	(486)	(486)	(972)
Short-term investments	(124)	(523)	(647)	(21)	(885)	(906)

Net change in net interest income	$(94)	$(1,875)	$(1,969)	$534	$(3,828)	$(3,294)

There was a recovery of loan losses of $250 thousand for the three months ended June 30, 2007 and no recovery of loan losses for the three months ended June 30, 2006.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following table summarizes the estimated market value of the Company’s interest-sensitive assets at June 30, 2007 and December 31, 2006 and the projected change to market values if interest rates instantaneously increase or decrease by 100 basis points.

			Estimated Market Value Impact
(In thousands)	Amortized Cost	Market Value	-100 BP	+100 BP
At June 30, 2007
Interest sensitive assets:
Fixed-rate residential loans	$177,456	$173,556	$6,361	$(7,524)
Variable-rate residential loans	116,302	115,674	1,539	(1,741)

Total			$7,900	(9,265)

At December 31, 2006
Interest sensitive assets:
Fixed-rate residential loans	$237,082	$236,076	$6,399	$(10,210)
Variable-rate residential loans	135,713	135,948	1,806	(2,064)

Total			$8,205	(12,274)

Interest-sensitive assets, when shocked by a minus 100 basis point rate change, experience a favorable $7.9 million change in market value at June 30, 2007 compared to a favorable $8.2 million market value change at December 31, 2006. These changes in market value represent 2.73% of interest-sensitive assets at June 30, 2007 and 2.4% at December 31, 2006. A plus 100 basis point rate change results in an unfavorable $9.3 million, or -3.20%, change in market value at June 30, 2007 compared to an unfavorable $12.3 million, or -3.1%, market value change at December 31, 2006. Changes in the projected market value due to the instantaneous rate changes at June 30, 2007 compared to December 31, 2006 are a result of changes in outstanding balances of the assets, and do not represent a significant change due to interest rates since year end.

Based on the asset/liability mix at June 30, 2007, management estimates that a gradual 200 basis point increase in interest rates over a 12 month period would increase net income over that period by approximately 3.6%. A gradual 200 basis point decrease in interest rates is projected to decrease net income by approximately 3.9%. At December 31, 2006, a projected 200 basis point increase and a 200 basis point decrease in rates produced a net income increase of 4.5% and a net income decrease of 5.0%, respectively.

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

These assumptions are inherently uncertain and, as a result, the simulation analyses cannot precisely estimate the impact that higher or lower rate environments will have on net interest income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes, changes in cash flow patterns and market conditions, as well as changes in management’s strategies. Management believes that the Company’s interest rate risk position at June 30, 2007, represents a reasonable level of risk.

Item 4.	CONTROLS AND PROCEDURES

As of June 30, 2007 the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its principal executive officer and its principal financial officer, of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms. There was no change in the Company’s internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

There are no material pending legal proceedings, other than ordinary routine litigation incident to its business, to which the Company is a party or of which any of its property is the subject.

Item 1A.	RISK FACTORS

During the first six months of 2007, there were no material changes to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held an annual meeting of stockholders on April 11, 2007. All 3 of the Company’s continuing directors, William T. Bromage, Gerald P. Plush and Harriet Munrett Wolfe, were reelected at the meeting and each such director received 100 votes for election (which votes constitute 100% of the issued and outstanding common stock). In addition the following items were approved, each receiving 100 votes in favor:

(1)	Election of Officers

•	William T, Bromage was elected to serve as President and Chairman.

•	William T. Bromage and Gerald P. Plush were elected to serve on the Audit committee.

•	Gregory S. Madar was elected as Senior Vice President, Chief Accounting Officer and Assistant Secretary.

•	Mark S. Lyon was elected as Secretary.

•	Renee P. Seefried and Katherine Vines Trumbull were each elected as an Assistant Secretary.

(2)	Appointment of KPMG LLP as the independent registered public accounting firm for the Company for the fiscal year ending December 31, 2007.

Item 5.	OTHER INFORMATION

None

Item 6.	Exhibits

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Webster Preferred Capital Corporation (the “Company”) (incorporated herein by reference from Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

3.2	Certificate of Amendment for the Series B 8.625% Cumulative Redeemable Preferred Stock of the Company (incorporated herein by reference from Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

3.3	Amended and Restated By-Laws of the Company (incorporated herein by reference from Exhibit 3.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

4.1	Specimen of certificate representing the Series B 8.625% Cumulative Redeemable Preferred Stock of the Company (incorporated herein by reference from Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Principal Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Principal Financial Officer.

32.1	Written Statement pursuant to 18 U.S.C. § 1350, as created by section 906 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Principal Executive Officer.

32.2	Written Statement pursuant to 18 U.S.C. § 1350, as created by section 906 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Principal Financial Officer.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEBSTER PREFERRED CAPITAL CORPORATION
Registrant

Date: August 13, 2007

	BY:	/s/ Gregory S. Madar
Gregory S. Madar Senior Vice President, Chief Accounting Officer and Assistant Secretary (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Webster Preferred Capital Corporation (the “Company”) (incorporated herein by reference from Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

3.2	Certificate of Amendment for the Series B 8.625% Cumulative Redeemable Preferred Stock of the Company (incorporated herein by reference from Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

3.3	Amended and Restated By-Laws of the Company (incorporated herein by reference from Exhibit 3.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

4.1	Specimen of certificate representing the Series B 8.625% Cumulative Redeemable Preferred Stock of the Company (incorporated herein by reference from Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Principal Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Principal Financial Officer.

32.1	Written Statement pursuant to 18 U.S.C. § 1350, as created by section 906 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Principal Executive Officer.

32.2	Written Statement pursuant to 18 U.S.C. § 1350, as created by section 906 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Principal Financial Officer.