Form 10-K
period 2007-12-31
WEBSTER PREFERRED CAPITAL CORP
filed 2008-03-14
CIK 1047865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended December 31, 2007

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to             .

Commission File Number:    0-23513

WEBSTER PREFERRED CAPITAL CORPORATION

(Exact name of registrant as specified in its charter)

Connecticut	06-1478208
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification Number)

145 Bank Street, Waterbury, Connecticut (Address of principal executive offices)	06702 (Zip Code)

Registrant’s telephone number, including area code:    (203) 465-4366

Securities registered pursuant to Section 12(b) of the Act:    Not Applicable

Securities registered pursuant to Section 12(g) of the Act:

Title of Class	Exchange where listed
Preferred Stock, $1 par value	NASDAQ

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933.    Yes  ☐    No  ☒

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12B-2 of the Exchange Act.

    Large accelerated filer  ☐            Accelerated filer  ☐             Non-accelerated filer  ☒            Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12B-2)    Yes  ☐    No  ☒.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2007. N/A

The number of shares outstanding of each of the registrant’s classes of common stock, as of February 29, 2008 is: 100 shares.

WEBSTER PREFERRED CAPITAL CORPORATION

2007 FORM 10-K ANNUAL REPORT

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

Total assets of the Company were $327.9 million at December 31, 2007, an decrease of $184.1 million compared to $512.0 million at December 31, 2006. The changes were a result of reductions in residential mortgage loans of $99.3 million, cash of $53.8 million, interest-bearing deposits of $29.0 million, accrued interest receivable and other assets of $1.9 million. There were $18.4 million of required dividend payments during 2007 to common and preferred shareholders and a return of capital to Webster Bank of $185.0 million. Shareholder’s equity was $327.7 million at December 31, 2007 as compared to $511.8 million a year earlier.

Residential Mortgage Loans

The Company may, from time to time, acquire both conforming and nonconforming residential mortgage loans. Conventional, conforming residential mortgage loans comply with the requirements for inclusion in a loan guarantee program sponsored by either Freddie Mac or Fannie Mae. Nonconforming residential mortgage loans do not qualify for these programs in one or more aspects. The nonconforming residential mortgage loans that the Company acquires generally have original principal balances which exceed the limits for these programs. The Company’s nonconforming residential mortgage loans are expected to meet the requirements for sale to national private mortgage conduit programs or other investors in the secondary mortgage market. Loans represent assets that the Company acquires from Webster Bank at carrying value. There were $50.8 million in loans acquired from and $90.4 million in loans transferred to Webster Bank during 2007. There were $117.7 million in loans acquired from and $73.3 million in loans transferred to Webster Bank during 2006. While the loan acquisitions represent legal sales by Webster Bank, Webster Bank may not record the transactions as sales for GAAP accounting purposes because of its 100% direct ownership interest in the Company. Accordingly, the Company’s assets for GAAP purposes represent non-recourse receivables from Webster Bank which are fully collateralized by the underlying loans. The underlying loans are whole loans secured by first mortgages or deeds of trust on single family (one-to-four unit) residential real estate properties located primarily in Connecticut. The assets continue to be classified as residential loans in the Company’s financial statements because the returns on and the recoverability of these non-recourse receivables are entirely dependent on the performance of the underlying residential loans.

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

Investment Activities

Mortgage-backed securities.    The Company may, from time to time, acquire fixed-rate or adjustable-rate mortgage-backed securities representing interests in pools of residential mortgage loans. A portion of any of the mortgage-backed securities that the Company purchases may have been originated by Webster Bank by exchanging pools of mortgage loans for the mortgage-backed securities. Typically, the mortgage loans underlying the mortgage-backed securities are secured by single family residential properties located throughout the United States. At December 31, 2007 and 2006 the Company did not hold any mortgage-backed securities.

The Company intends to acquire only investment-grade mortgage-backed securities issued or guaranteed by Fannie Mae, Freddie Mac or Government National Mortgage Association (“GNMA”). The Company does not intend to acquire any interest-only, principal-only or high-risk mortgage-backed securities. Further, the Company does not intend to acquire any residual interests in real estate mortgage conduits or any interests, other than as a creditor, in any taxable mortgage pools.

Other real estate assets.    Although the Company presently intends to invest only in residential mortgage loans and mortgage-backed securities, the Company may invest up to 5% of the total value of its portfolio in assets other than residential mortgage loans and mortgage-backed securities eligible to be held by REITs. In addition to commercial mortgage loans, such assets could include cash and cash equivalents. The Company does not intend to invest in securities or interests of persons primarily engaged in real estate activities. At December 31, 2007 and 2006, the Company did not hold any commercial mortgage loans.

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

Employees

The Company has three officers and no other employees. The officers are described further in Item 10 of this report, “Directors, Officers and Corporate Governance”. The Company does not anticipate that it will require any additional employees because it has retained an advisor to administer the day-to-day activities of the Company pursuant to an Advisory Agreement.

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

Control by Webster Bank

The Company was organized as a wholly-owned subsidiary of Webster Bank, and continues to be controlled by and, through advisory and servicing agreements, is totally reliant on, Webster Bank. The Company’s Board of Directors consists entirely of Webster Bank employees and through advisory and servicing agreements, Webster Bank and its affiliates are involved in every aspect of the Company’s existence. Webster Bank administers the day-to-day activities of the Company in its role as Advisor under an Advisory Agreement, and acts as Servicer of the Company’s mortgage loans under a Servicing Agreement. In addition, all of the officers of the Company are also officers of Webster Bank. As the holder of all of the outstanding voting stock of the Company, Webster Bank generally will have the right to elect all of the directors of the Company.

Dependence Upon Webster Bank as Advisor and Servicer

The Company is dependent on the diligence and skill of the officers and employees of Webster Bank as its Advisor for the selection, structuring and monitoring of the Company’s mortgage assets. See “Management.” In addition, the Company is dependent upon the expertise of Webster Bank as its Servicer for the servicing of the mortgage loans. The personnel deemed most essential to the Company’s operations are Webster Bank’s loan servicing and administration personnel, and the staff of its finance department. The loan servicing and administration personnel will advise the Company in the selection of mortgage assets, and provide loan servicing oversight. The finance department will assist in the administrative operations of the Company. The Advisor may subcontract all or a portion of its obligations under the Advisory Agreement to one or more affiliates, and under certain conditions to non-affiliates, involved in the business of managing mortgage assets. The Advisor may assign its rights or obligations under the Advisory Agreement, and the Servicer may assign its rights and obligations under the Servicing Agreement, to any affiliate of the Company involved in the business of managing real estate mortgage assets. Under the Advisory Agreement, the Advisor may subcontract out its obligations to unrelated third parties with the approval of the Board of Directors of the Company. In the event the Advisor or the Servicer subcontracts or assigns its rights or obligations in such a manner, the Company will be dependent upon the subcontractor or affiliate to provide services. Although Webster Bank has indicated to the Company that it has no plans in this regard, if Webster Bank were to subcontract all of its loan servicing to an outside third party, it also would do so with respect to mortgage assets under the Servicing Agreement. Under such circumstances, there may be additional risks as to the costs of such services and the ability to identify a subcontractor suitable to the Company. The Servicer does not believe it would subcontract these duties unless it could not perform such duties as efficiently and economically itself. See “–Item 13. Certain Relationships and Related Transactions, and Director Independence”.

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

Impact of Government Supervision & Regulation

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

The second half of 2007 was highlighted by significant disruption and volatility in the financial and capital marketplaces. This turbulence has been attributable to a variety of factors, including the fallout associated with the subprime mortgage market. The disruptions have been exacerbated by the continued decline of the real estate and housing market along with significant mortgage loan related losses incurred by many lending institutions. In addition, the significant decline in economic growth, nationally, during the fourth quarter of 2007 has led to a national economy bordering on recession. The Company is not immune to negative consequences arising from overall economic weakness and, in particular, a sharp downturn in the housing industry locally and nationally. During the second half of 2007, we have experienced an increase in non-performing loans. No assurance can be given that these conditions will improve or will not worsen or that such conditions will not result in a further increase in delinquencies, causing a decrease in our interest income, or continue to have an adverse impact on our loan loss experience, causing an increase in our allowance for loan losses.

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

Allowance For Loan Losses May Be Insufficient

The Company maintains an allowance for loan losses, which is established through a provision for loan losses charged to operations, that represents management’s best estimate of probable losses within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The level of the allowance reflects management’s continuing evaluation of: industry concentrations; specific credit risks; loan loss experience; current loan portfolio quality; present economic, political and regulatory conditions; and unidentified losses inherent in the current loan portfolio. The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires the Company to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of the Company’s control, may require an increase in the allowance for loan losses. In addition, if charge-offs in future periods exceed the allowance for loan losses, the Company will need additional provisions to increase the allowance for loan losses. Any increases in the allowance for loan losses will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on the Company’s financial condition and results of operations. See the section captioned “Allowance for Loan Losses” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, located elsewhere in this report for further discussion related to the process for determining the appropriate level of the allowance for loan losses.

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

Item 4.  Submission of Matters to a Vote of Security Holders

During the fourth quarter of 2007, no matters were submitted to a vote of the Company’s security holders.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

All of the Company’s common stock is owned by Webster Bank, and consequently there is no established public trading market for such securities. The Company’s Series B 8.625% Cumulative Redeemable Preferred Stock (the “Series B Preferred Stock”) is traded on the NASDAQ Stock Market’s Global Market under the symbol “WBSTP”.

The Series B Preferred Stock is currently redeemable at the option of the Company, at a redemption price of $10 per share, plus any accrued and unpaid dividends. At this time, management has no plans to redeem the Series B Preferred Stock.

Dividends are declared and paid at least annually on the common stock. Dividends paid on the common stock in 2007 and 2006 totaled $17.6 million and $26.1 million, respectively. Dividends are declared and paid quarterly on the Series B Preferred Stock. Dividends paid on the Series B Preferred Stock in 2007 and 2006 totaled $862,500 for each year.

The following table provides information concerning the market price of the Series B Preferred Stock. At December 31, 2007, the closing market price was $10.30.

	For the Year Ended December 31,
	2007	2006
Average	$10.73	10.74
High	14.49	11.51
Low	9.45	10.16

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

Balance Sheet Data

	At December 31,
(In thousands)	2007	2006	2005	2004	2003
Total assets	$327,902	511,990	511,761	537,346	538,471
Available for sale securities	-	-	41,335	20,709	46,116
Residential mortgage loans, net	272,862	372,201	388,136	475,879	426,251
Interest-bearing deposits	51,000	80,000	77,000	29,000	52,000
Total shareholders’ equity	327,683	511,774	511,571	537,160	538,235

Income Statement Data

	For the Year Ended December 31,
(In thousands)	2007	2006	2005	2004	2003
Total interest income	$19,424	27,669	26,708	26,450	28,249
Credit for loan losses	250	-	-	-	-
(Loss) gain on sale of securities	-	(117)	-	536	268
Loss on write-down of securities available for sale to fair value	-	(526)	-	-	-
Noninterest expenses	323	329	294	399	329
Net income	19,351	26,697	26,414	26,587	28,188
Preferred stock dividends	863	863	863	863	863
Net income available to common shareholder	$18,488	25,834	25,551	25,724	27,325

Significant Statistical Data

	For the Year Ended December 31,
	2007	2006	2005	2004	2003
Net income per common share
Basic	$184,883	258,339	255,505	257,244	273,254
Dividends per common share	175,790	261,310	256,184	258,319	268,414

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

Summary

WPCC’s net income for 2007 was $19.4 million, a decrease of $7.3 million compared to $26.7 million in 2006. Total interest income decreased $8.2 million in 2007 primarily due to the reduction of $158.8 million in average interest earning assets. The yield on interest earning assets rose by 13 basis points to 5.59% in 2007 compared to 5.46% in 2006, primarily due to higher rates on short term investments and higher rates for the adjustable interest rates loans that were reset during the first three quarters of 2007.

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

Financial Condition

Total assets, consisting primarily of residential mortgage loans and short term investments, were $327.9 million at December 31, 2007, a decrease of $184.1 million compared to $512.0 million at December 31, 2006. Residential mortgages decreased by $99.3 million as a result of $90.4 million in loans transferred to Webster Bank and $59.7 million in principal repayments, partially offset by $50.8 million in new loans acquired from Webster Bank. Interest bearing deposits decreased by $29.0 million and cash decreased by $53.8 million compared to December 31, 2006. The resulting net cash was primarily used to pay $185.0 million to Webster Bank as a return of capital distribution. Shareholders’ equity decreased $184.1 million to $327.7 million at December 31, 2007 from $511.8 million at December 31, 2006, due to the payment of $185.0 million in return of capital distribution and $18.4 million in common and preferred dividends offset by net income of $19.4 million for 2007.

A summary of the Company’s residential mortgage loans by original maturity for the last five years follows:

	At December 31,
(In thousands)	2007	2006	2005	2004	2003
Fixed-rate loans:
15 yr. loans	$26,465	29,401	50,842	63,747	71,217
20 yr. loans	6,610	6,652	7,218	8,083	8,261
25 yr. loans	3,140	2,857	3,718	4,037	4,414
30 yr. loans	136,124	198,172	232,742	273,028	190,888

Total fixed-rate loans	172,339	237,082	294,520	348,895	274,780

Adjustable-rate loans:
15 yr. loans	547	877	666	1,009	2,351
20 yr. loans	594	559	1,241	5,246	3,176
25 yr. loans	487	1,012	1,183	1,382	1,843
30 yr. loans	99,700	133,265	89,951	118,287	144,728

Total adjustable-rate loans	101,328	135,713	93,041	125,924	152,098

Total residential mortgage loans	273,667	372,795	387,561	474,819	426,878
Premiums and deferred costs on loans, net	967	1,428	2,597	3,082	1,479
Less: allowance for loan losses	(1,772)	(2,022)	(2,022)	(2,022)	(2,106)

Residential mortgage loans, net	$272,862	372,201	388,136	475,879	426,251

Asset Quality

The Company maintains asset quality by acquiring residential real estate loans that have been conservatively underwritten and by management of nonperforming assets. During 2007, all loans acquired by the Company were transferred to it from Webster Bank. There were $50.8 million in acquired loans and $90.4 million in loan transfers to Webster Bank in 2007. As such, the Company’s asset quality is dependent upon Webster Bank’s ability to maintain adequate underwriting standards. At December 31, 2007, residential real estate loans comprised the entire loan portfolio. The Company also invests in mortgage-backed securities issued by government agencies or government-sponsored enterprises.

Nonperforming Assets and Delinquencies

The following table details the Company’s nonperforming assets for the last five years:

	At December 31,
(Dollars in thousands)	2007	2006	2005	2004	2003
Loans accounted for on a nonaccrual basis:
Residential fixed-rate loans	$379	-	-	-	185
Residential adjustable-rate loans	470	211	97	179	173

Total nonperforming loans	849	211	97	179	358
Other real estate owned	-	-	-	-	104

Total nonperforming assets	$849	211	97	179	462

Allowance for loan losses	$1,772	2,022	2,022	2,022	2,106
Allowance / nonperforming loans	209%	958%	2,085%	1,130%	588%
Allowance / total mortgage loans	0.65	0.54	0.52	0.43	0.49

The following table sets forth information as to the Company’s loans past due 30-89 days and still accruing:

	At December 31,
(In thousands)	2007	2006	2005	2004	2003
Past due 30-89 days:
Residential fixed-rate loans	$462	204	723	279	287
Residential adjustable-rate loans	491	250	539	266	491

Total	$953	454	1,262	545	778

At December 31, 2007, non accruing loans were $849,000 compared to $211,000 at December 31, 2006, an increase of $638,000. The increase was primarily the result of six additional loans that are overdue totaling $715,000.

Allowance for Loan Losses

At December 31, 2007, the allowance for loan losses was approximately $1.8 million compared to $2.0 million at December 31, 2006. Total loans decreased $99.3 million from December 31, 2006. Allowance for loan losses decreased by $0.3 million at December 31, 2007, primarily as a result of the decreases in outstanding loan balances. The allowance as a percentage of loans increased from 0.54% at December 31, 2006, to 0.65% at December 31, 2007, primarily as a result of lower loan balances.

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

A detail of the change in the allowance for loan losses for the periods indicated follows:

	For the Year Ended December 31,
(In thousands)	2007	2006	2005	2004	2003
Balance at beginning of the year	2,022	2,022	2,022	2,106	2,106
Credit for loan losses	$(250)	-	-	-	-
Charge-offs	-	-	-	(84)	-

Balance at end of the year	1,772	2,022	2,022	2,022	2,106

There was a credit for loan losses of $250,000 for 2007, and no credits or provisions for the years 2006 and 2005. The credit for loan losses of $250,000 in 2007 was primarily the result of the decrease in outstanding loans mentioned above, partially offset by an increase in non accrual loans and delinquencies.

Liquidity and Capital Resources

The primary sources of liquidity for the Company have historically been principal and interest payments from the residential mortgage loans and mortgage-backed securities portfolios. The primary uses of liquidity are typically purchases of residential mortgage loans and mortgage-backed securities and the payment of dividends on the common and preferred stock.

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

Dividends on the Series B Preferred Stock are payable at the rate of 8.625% per annum (an amount equal to $0.8625 per annum per share), in all cases if, when and as declared by the Board of Directors of the Company. Dividends on the preferred shares are cumulative and, if declared, payable on January 15, April 15, July 15 and October 15 in each year. The Company periodically makes dividend payments on its common stock in accordance with Company by-laws. Common stock dividends are paid to comply with REIT qualification rules. REIT qualification rules require that at least 90% of net taxable income for the year be distributed to shareholders. Accelerated prepayments beginning in 2002 and continuing throughout 2007 resulted in increased cash levels for the Company. In 2003, 2005 and 2007, WPCC declared return of capital dividends in order to return a portion of the available cash to the Company’s common shareholder.

In the event that principal and interest payments on its mortgage assets are insufficient to meet its operating needs, WPCC has the ability to raise additional funds. The Company’s residential mortgage loans are underwritten to meet secondary market requirements and could be sold or securitized as mortgage-backed securities and used as borrowing collateral.

Asset/Liability Management

The goal of the Company’s asset/liability management policy is to manage interest-rate risk so as to maximize net interest income over time in changing interest rate environments while maintaining acceptable levels of risk. The Company prepares estimates of the level of prepayments and the effect of such prepayments on the level of future earnings due to reinvestment of funds at rates different than those that currently exist. The Company is unable to predict future fluctuations in interest rates. The market values of the Company’s financial assets are sensitive to fluctuations in market interest rates. The market values of fixed-rate loans and mortgage-backed securities tend to decline in value as interest rates rise. If interest rates decrease, the market value of loans and mortgage-backed securities generally will tend to increase with the level of prepayments also normally increasing. The interest income earned on the Company’s adjustable-rate, interest-sensitive instruments, which represent primarily adjustable-rate mortgage loans, may change due to changes in quoted interest-rate indices. The adjustable-rate mortgage loans generally reprice based on a stated margin over U.S. Treasury Securities indices of varying maturities, the terms of which are established at the time that the loan is closed. At December 31, 2007, 37.0% of the Company’s residential mortgage loans were adjustable-rate loans.

Results of Operations

Net income was $19.4 million for the year ended December 31, 2007 compared to $26.7 million in 2006 and $26.4 million in 2005. The decrease of $7.3 million in 2007 compared to 2006 is primarily due to the reduction of $158.8 million in interest earning assets. The increase in net income for 2006 compared to 2005 is primarily due to an increase in interest income on interest earning assets partially offset by the write-down of securities available for sale to fair value and the loss on the subsequent sale of those securities.

The decrease in interest income of $8.2 million, or 29.8% in 2007 compared to 2006 is primarily due to the reduction of $158.8 million in interest earning assets. The yield on interest earning assets rose by 13 basis points primarily due to higher rates on short term investments and higher rates for the adjustable interest rates loans that were reset during the first three quarters of 2007. The increase in interest income of $1.0 million, or 3.6% in 2006 compared to 2005 was due to increases in the average yields of short term investments.

	For the Years Ended December 31,
	2007			2006			2005
(Dollars in thousands)	Average Balance	Interest Income	Average Yield	Average Balance	Interest Income	Average Yield	Average Balance	Interest Income	Average Yield
Mortgage loans net of deferred costs	$301,128	17,009	5.65%	$393,205	22,020	5.60%	$435,078	23,052	5.30%
Mortgage-backed securities	-	-	-	31,098	1,543	4.96	19,218	882	4.59
Interest-bearing deposits	46,630	2,415	5.18	82,296	4,106	4.99	82,609	2,774	3.36

Total	$347,758	19,424	5.59%	$506,599	27,669	5.46%	$536,905	26,708	4.97%

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

	Years ended December 31, 2007 v. 2006			Years ended December 31, 2006 v. 2005
	Increase (decrease) due to			Increase (decrease) due to
(In thousands)	Rate	Volume	Total	Rate	Volume	Total
Interest on interest-earning assets:
Loans, net	$5	(5,016)	(5,011)	$440	(1,472)	(1,032)
Mortgage-backed securities	(771)	(772)	(1,543)	77	584	661
Interest-bearing deposits	7	(1,698)	(1,691)	1,332	-	1,332

Net change in net interest income	$(759)	(7,486)	(8,245)	$1,849	(888)	961

Impact of Inflation and Changing Prices

The financial statements and related data presented herein have been prepared in accordance with U.S. generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation.

Unlike most industrial companies, virtually all of the assets and liabilities of a real estate investment trust are monetary in nature. As a result, interest rates have a more significant impact on a real estate investment trust performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the price of goods and services. In the current interest rate environment, the maturity structure of the Company’s assets is critical to the maintenance of acceptable performance levels.

Recent Accounting Standards

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB No. 115, to permit measurement of recognized financial assets and liabilities at fair value (the “fair value option”). Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. Upfront costs and fees related to items reported under the fair value option are recognized in earnings as incurred and not deferred. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Early adoption was permitted; however, the Company did not elect early adoption and therefore adopted the standard on January 1, 2008. Upon adoption, the Company did not elect the fair value option for eligible items that existed at January 1, 2008.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. The expanded disclosures include a requirement to disclose fair value measurements according to a hierarchy, segregating measurements using (1) quoted prices in active markets for identical assets and liabilities, (2) significant other observable inputs and (3) significant unobservable inputs. SFAS No. 157 will affect certain of the Company’s fair value disclosures, but is not expected to have a material impact on financial condition or results of operations. The portion of the Company’s assets and liabilities with fair values based on unobservable inputs is not significant.

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

The following table summarizes the estimated market values of the Company’s interest-sensitive assets at December 31, 2007 and 2006, and the projected change to market values if interest rates instantaneously increase or decrease by 100 basis points. The Company had no interest-sensitive liabilities at December 31, 2007 and 2006.

			Estimated Market Value Impact
(In thousands)	Amortized Cost	Market Value	-100 BP	+100 BP
At December 31, 2007
Fixed-rate residential loans	$172,339	173,534	5,262	(7,490)
Adjustable-rate residential loans	101,328	101,510	1,120	(1,156)

At December 31, 2006
Fixed-rate residential loans	$237,082	236,076	6,399	(10,210)
Adjustable-rate residential loans	135,713	135,948	1,806	(2,064)

Interest-sensitive assets, when shocked by a minus 100 basis point rate change, results in a favorable $6.4 million change in market values for 2007 compared to a favorable $8.2 million market value change in 2006. These changes represent 2.3% of interest-sensitive assets in 2007 and 2.4% in 2006. A plus 100 basis point rate change results in an unfavorable $8.6 million, or 3.1%, change in 2007, compared to an unfavorable $12.3 million, or 3.1%, change in 2006.

Based on the Company’s asset/liability mix at December 31, 2007, management estimates that a gradual 200 basis point increase in interest rates would increase net income over the next twelve months by 4.8%. A gradual 200 basis point decline in interest rates is projected to decrease net income by 5.0%.

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

These assumptions are inherently uncertain and, as a result, the simulation analyses cannot precisely estimate the impact that higher or lower rate environments will have on net income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes, changes in cash flow patterns and market conditions, as well as changes in management’s strategies. Management believes that the Company’s interest-rate risk position at December 31, 2007 represents a reasonable level of risk.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Webster Preferred Capital Corporation:

We have audited the accompanying statements of condition of Webster Preferred Capital Corporation (a subsidiary of Webster Bank, N.A.) as of December 31, 2007 and 2006, and the related statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Webster Preferred Capital Corporation as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Hartford, Connecticut

March 14, 2008

WEBSTER PREFERRED CAPITAL CORPORATION

STATEMENTS OF CONDITION

	December 31,
(In thousands, except share and per share data)	2007	2006
Assets

Cash	$2,543	56,356
Interest-bearing deposits	51,000	80,000
Residential mortgage loans, net	272,862	372,201
Accrued interest receivable	1,184	1,859
Prepaid expenses and other assets	313	1,574

Total assets	$327,902	511,990

Liabilities and Shareholders’ Equity

Accrued dividends payable	$180	180
Accrued expenses and other liabilities	39	36

Total liabilities	219	216

Shareholders’ Equity
Series B 8.625% cumulative redeemable preferred stock, liquidation preference $10 per share; par value $1.00 per share:
1,000,000 shares authorized, issued and outstanding	1,000	1,000
Common stock, par value $.01 per share:
Authorized - 1,000 shares	1	1
Issued and outstanding - 100 shares
Paid-in capital	328,799	513,799
Distributions in excess of accumulated earnings	(2,117)	(3,026)

Total shareholders’ equity	327,683	511,774

Total liabilities and shareholders’ equity	$327,902	511,990

See accompanying notes to financial statements.

WEBSTER PREFERRED CAPITAL CORPORATION

STATEMENTS OF INCOME

	Years Ended December 31,
(In thousands, except per share data)	2007	2006	2005
Interest income:
Loans	$17,009	22,020	23,052
Securities and interest-bearing deposits	2,415	5,649	3,656

Total interest income	19,424	27,669	26,708

Credit for loan losses	250	-	-

Interest income after recovery of loan losses	19,674	27,669	26,708

Non-Interest loss:
Loss on write-down of securities available for sale to fair value	-	(526)	-
Loss on sale of securities	-	(117)	-

Total non-interest loss	-	(643)	-

Non-Interest expenses:
Advisory fee expense paid to parent	205	202	195
Other non-interest expense	118	127	99

Total non-interest expense	323	329	294

Net income	19,351	26,697	26,414
Preferred stock dividends	863	863	863

Net income available to common shareholder	$18,488	25,834	25,551

Basic net income per common share	$184,883	258,339	255,505

STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
(In thousands)	2007	2006	2005
Net income	$19,351	26,697	26,414
Other comprehensive income (loss):
Unrealized net holding loss on securities available for sale arising during the year	-	(143)	(521)
Reclassification adjustment for loss on sale and write-down of securities available for sale included in net income	-	643	-

Other comprehensive income (loss)	-	500	(521)

Comprehensive income	$19,351	27,197	25,893

See accompanying notes to financial statements.

WEBSTER PREFERRED CAPITAL CORPORATION

STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except per share data)	Preferred Stock	Common Stock	Paid-In Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2004	$1,000	1	538,799	(2,661)	21	537,160

Net income	-	-	-	26,414	-	26,414
Other comprehensive loss	-	-	-	-	(521)	(521)
Dividends declared and paid:
Return of capital dividend on common stock	-	-	(25,000)	-	-	(25,000)
Common stock ($256,184 per share)	-	-	-	(25,619)	-	(25,619)
Series B Preferred stock	-	-	-	(863)	-	(863)

Balance, December 31, 2005	$1,000	1	513,799	(2,729)	(500)	511,571

Net income	-	-	-	26,697	-	26,697
Other comprehensive income	-	-	-	-	500	500
Dividends declared and paid:
Common stock ($261,310 per share)	-	-	-	(26,131)	-	(26,131)
Series B Preferred stock	-	-	-	(863)	-	(863)

Balance, December 31, 2006	$1,000	1	513,799	(3,026)	-	511,774

Net income	-	-	-	19,351	-	19,351
Dividends declared and paid:
Return of capital dividend on common stock	-	-	(185,000)	-	-	(185,000)
Common stock ($175,790 per share)	-	-	-	(17,579)	-	(17,579)
Series B Preferred stock	-	-	-	(863)	-	(863)

Balance, December 31, 2007	$1,000	1	328,799	(2,117)	-	327,683

See accompanying notes to financial statements.

WEBSTER PREFERRED CAPITAL CORPORATION

STATEMENTS OF CASH FLOWS

	Years ended December 31,
(In thousands)	2007	2006	2005
Cash flow from operating activities:
Net income	$19,351	26,697	26,414
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization and accretion	192	389	878
Loss on write down of securities available for sale to fair value	-	526	-
Credit for loan losses	(250)
Loss on sale of securities	-	117	-
Decrease (increase) in accrued interest receivable	675	(75)	(1,504)
Increase in accrued expenses and other liabilities	3	26	4
Decrease (increase) in prepaid expenses and other assets	1,261	(1,470)	1,049

Net cash provided by operating activities	21,232	26,210	26,841

Cash flow from investing activities:
Purchase of mortgage-backed securities	-	-	(24,658)
Principal repayments on mortgage-backed securities	-	4,393	3,441
Proceeds from sale of mortgage-backed securities	-	36,769	-
Net decrease (increase) in interest-bearing deposits	29,000	(3,000)	(48,000)
Net decrease in residential mortgage loans	99,397	15,576	86,935

Net cash provided by investing activities	128,397	53,738	17,718

Cash flow from financing activities:
Dividends paid on common and preferred stock	(18,442)	(26,994)	(26,482)
Return of capital dividend	(185,000)	-	(25,000)

Net cash used by financing activities	(203,442)	(26,994)	(51,482)

(Decrease) increase in cash and cash equivalents	(53,813)	52,954	(6,923)
Cash and cash equivalents at beginning of year	56,356	3,402	10,325

Cash and cash equivalents at end of year	$2,543	56,356	3,402

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

e) Mortgage-Backed Securities

Mortgage-backed securities are issued by U.S. government agencies or government-sponsored enterprises and were classified as available for sale. Available for sale securities were carried at fair value with unrealized gains and losses recorded as adjustments to shareholders’ equity. The adjustment to shareholders’ equity was not tax-effected, as the Company is generally not subject to federal and state income tax. Realized gains and losses on sales of securities are recorded using the specific identification method. Unrealized losses on securities are charged to earnings when the decline in fair value is judged to be other than temporary. At December 31, 2007 and 2006, the Company did not hold any mortgage-backed securities.

f) Net Income Per Common Share

Basic net income per common share is calculated by dividing net income available to common shareholders by the weighted-average number of shares of common stock outstanding. Diluted net income per common share does not apply since the Company has issued no options or other instruments representing potential common shares. The weighted-average number of shares used in the computation of basic earnings per common share for the years ended December 31, 2007, 2006 and 2005 was 100.

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

Note 2: Mortgage-Backed Securities Available for Sale

There were no mortgage-backed securities at December 31, 2007. Mortgage-backed securities were written down to fair value in September 2006, resulting in a loss of $526,000. The entire portfolio of $36.2 million was sold in October 2006, generating a loss on sale of $117,000.

Note 3: Residential Mortgage Loans, Net

A summary of residential mortgage loans, net, by type and original maturity follows:

	At December 31,
(In thousands)	2007	2006
Fixed-rate loans:
15 yr. loans	$26,465	29,401
20 yr. loans	6,610	6,652
25 yr. loans	3,140	2,857
30 yr. loans	136,124	198,172

Total fixed-rate loans	172,339	237,082

Adjustable-rate loans:
15 yr. loans	547	877
20 yr. loans	594	559
25 yr. loans	487	1,012
30 yr. loans	99,700	133,265

Total adjustable-rate loans	101,328	135,713

Total residential mortgage loans	273,667	372,795
Premiums and deferred costs on loans, net	967	1,428
Less: allowance for loan losses	(1,772)	(2,022)

Residential mortgage loans, net	$272,862	372,201

Loans acquired by the Company from Webster Bank totaled $50.8 million in 2007, $117.7 million in 2006 and none in 2005. Loans transferred by the Company to Webster Bank totaled $90.4 million in 2007, $73.3 million in 2006 and none in 2005.

A detail of the change in the allowance for loan losses follows:

	Years Ended December 31,
(In thousands)	2007	2006	2005
Balance at beginning of year	$2,022	2,022	2,022
Credit for loan losses	(250)	-	-

Balance at end of year	$1,772	2,022	2,022

There has been a credit for loan losses of $250,000 for 2007, and none in 2006. No loans were considered impaired at either December 31, 2007 or 2006. Nonaccrual loans totaled $849,000 and $211,000 at December 31, 2007 and 2006, respectively.

There was significant disruption and volatility in the financial and capital markets during the second half of 2007. Turmoil in the mortgage market adversely impacted both domestic and global markets, and led to a significant credit and liquidity crisis. These market conditions were attributable to a variety of factors, in particular the fallout associated with subprime mortgage loans (a type of lending we have never actively pursued). The disruption has been exacerbated by the continued value declines in the real estate and housing market. The Company is not immune to some negative consequences arising from overall economic weakness and, in particular, a sharp downturn in the housing market, both locally and nationally. Decreases in real estate values could adversely affect the value of property used as collateral for our loans. Adverse changes in the economy may have a negative effect on the ability of our borrowers to make timely loan payments, which would have an adverse impact on our earnings. A further increase in loan delinquencies would decrease our net interest income and adversely impact our loan loss experience, causing potential increases in our provision and allowance for loan losses.

Note 4: Redeemable Preferred Stock

In December 1997, 1,000,000 shares of Series B 8.625% cumulative redeemable preferred stock were issued at $10 per share, raising $10.0 million net of issuance costs. The Series B preferred stock is redeemable solely at the option of the Company, which has no current plans to redeem the preferred stock. The redemption price is $10 per share.

Note 5: Servicing

The mortgage loans owned by the Company are serviced by Webster Bank pursuant to the terms of a servicing agreement. Webster Bank in its role as servicer under the terms of the servicing agreement is herein referred to as the “Servicer.” The Servicer receives fees at an annual rate of (i) 8 basis points for fixed-rate loan servicing and collection, (ii) 8 basis points for adjustable-rate loan servicing and collection and (iii) 5 basis points for all other services to be provided, as needed, in each case based on the daily outstanding balances of all the Company’s loans for which the Servicer is responsible. The services provided to the Company by Webster Bank are at the level of a sub-servicing agreement. As such, the Company estimates that the fees paid to Webster Bank for servicing approximates fees that would be paid if the Company operated as an unaffiliated entity. Servicing fees paid for the years 2007, 2006 and 2005 were $240,000, $313,000 and $345,000, respectively. Servicing fees are netted against interest income in the Statements of Income, as they are considered a reduction in yield to the Company.

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

Note 6: Advisory Services

Advisory services are being provided pursuant to an agreement with Webster Bank to provide the Company with the following types of services: administer the day-to-day operations, monitor the credit quality of the mortgage assets, advise with respect to the acquisition, management, financing, and disposition of mortgage related assets and provide the necessary executive administration, human resource, accounting and control, technical support, record keeping, copying, telephone, mailing and distribution, investment and funds management services. Webster Bank received an annual fee for advisory services provided to the Company of $205,000 in 2007 compared to $202,500 in 2006 and $195,000 in 2005. The Company estimates that the fees paid to Webster Bank for advisory services approximate fees that would be paid for such services if the Company were an unaffiliated entity.

Operating expenses outside the scope of the advisory agreement are paid directly by the Company. Such expenses include, but are not limited to, fees for third party consultants, attorneys and external auditors, and any other expenses incurred that are not directly related to the advisory agreement.

Note 7: Income Taxes

The Company has elected to be treated as a REIT under Sections 856 through 860 of the Code, and believes that its organization and method of operation meet the requirements for qualification as a REIT. As a REIT, the Company generally will not be subject to federal or Connecticut income taxes on its net income and capital gains that it distributes to the holders of its common and preferred stock. Therefore, because all of the Company’s net income has been distributed to its stockholders, no provision for federal or Connecticut income taxes has been included in the accompanying financial statements.

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

On January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 were applied to all tax positions upon initial adoption. Tax positions must have met the more-likely-than-not recognition threshold at the effective date in order for the related tax benefits to be recognized or continue to be recognized. There was no impact on the Company’s financial statements as a result of adopting FIN 48.

The Company recognizes interest and penalties related to unrecognized tax benefits, where applicable, in income tax expense. No interest or penalties were recognized in its statement of income for 2007, or in its statement of condition at December 31, 2007.

The Company’s federal and Connecticut income tax returns remain open to examination for calendar tax years subsequent to 2003.

Note 8: Summary of Estimated Fair Values of Financial Instruments

A summary of estimated fair values of financial instruments follows:

	At December 31,
	2007		2006
(In thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash	$2,543	2,543	$56,356	56,356
Interest-bearing deposits	51,000	51,000	80,000	80,000
Residential mortgage loans, net	272,862	273,272	372,201	370,002

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

Note 9: Selected Quarterly Financial Data (unaudited)

(In thousands, except share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

2007
Interest income	$5,322	4,913	4,823	4,366
Credit for loan losses	-	250	-	-
Non-interest expenses	78	100	85	60

Net income	5,244	5,063	4,738	4,306
Preferred dividends	216	215	216	216

Net income available to common shareholder	$5,028	4,848	4,522	4,090

Basic net income per common share	$50,280	48,480	45,220	40,900

2006
Interest income	$6,647	6,882	6,983	7,157
Non-interest income	-	-	(526)	(117)
Non-interest expenses	79	115	83	52

Net income	6,568	6,767	6,374	6,988
Preferred dividends	216	215	216	216

Net income available to common shareholder	$6,352	6,552	6,158	6,772

Basic net income per common share	$63,520	65,520	61,580	67,720

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The Company had no changes in or disagreements with its independent registered public accounting firm on accounting and financial disclosures.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered in this report. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Internal Control Over Financial Reporting

The Company’s management has issued a report on its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007.

There were no changes made in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting. The reports of the Company’s management and of the Company’s independent registered public accounting firm follow.

MANAGEMENT’S REPORT ON INTERNAL CONTROL

We, as management of Webster Preferred Capital Corporation (the “Company” or “WPCC”), are responsible for establishing and maintaining effective internal control over financial reporting. Pursuant to the rules and regulations of the Securities and Exchange Commission, internal control over financial reporting is a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles, and includes those policies and procedures that:

Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Management has evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 based on the control criteria established in a report entitled Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on such evaluation, we have concluded that the Company’s internal control over financial reporting is effective as of December 31, 2007.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report

/s/ Gregory S. Madar	/s/ William T. Bromage
Gregory S. Madar	William T. Bromage,
Senior Vice President, Chief Accounting Officer and Assistant Secretary	President and Director (Principal Executive Officer)
(Principal Financial and Accounting Officer)

Date: March 14, 2008

Item 9B.   Other Information

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The Company’s Board of Directors currently consists of three members. Directors are elected for a one-year term. The Company currently has three officers and no other employees.

The persons who are current directors and executive officers of the Company are as follows:

Name	Age at December 31, 2007	Position and Offices Held

William T. Bromage	62	President and Director

Harriet Munrett Wolfe	54	Director

Gerald P. Plush	49	Director

Gregory S. Madar	45	Senior Vice President, Chief Accounting Officer and Assistant Secretary

Mark S. Lyon	47	Secretary

The following is a summary of the experience of the officers and directors of the Company:

William T. Bromage has been President and a director of the Company since 2004. He is also President, Chief Operating Officer and a director of Webster and Webster Bank and Vice Chairman of Webster Bank. Mr. Bromage was elected President in April 2000 and Chief Operating Officer in January 2002. From September 1999 to April 2000, he served as Senior Executive Vice President, Business Banking and Corporate Development of Webster and Webster Bank. Mr. Bromage serves on the boards of MetroHartford Alliance, Connecticut Public Broadcasting and Junior Achievement of Southwest New England.

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

Gerald P. Plush has been a director of the Company since 2006. He is also Senior Executive Vice President and Chief Financial Officer of Webster and Webster Bank. Mr. Plush joined Webster in July 2006 and was promoted to Senior Executive Vice President in July 2007. Prior to joining Webster, Mr. Plush was employed at MBNA America in Wilmington, Delaware. In his most recent position with MBNA, he was Senior Executive Vice President and Managing Director of Corporate Development and Acquisitions. Prior to this position, Mr. Plush was Senior Executive Vice President and Chief Financial Officer of MBNA’s North American Operations, and prior to that he was Senior Executive Vice President and Chief Financial Officer of U.S. Credit Card. Mr. Plush currently serves on the board of trustees of Upland Country Day School in Kennett Square, Pennsylvania and previously served as a director of the Ronald McDonald House of Delaware.

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

Code of Ethics

The Company, including its Board of Directors is subject to Webster’s code of ethics. The code of ethics is available at Webster’s website at www.websteronline.com.

Audit Committee Matters

The entire Board of Directors serves as the audit committee of the Company. The Company, as an indirect subsidiary of Webster Financial Corporation (NYSE: WBS), is relying on the exemption provided in Section10A-3(c)(2) of the Securities Exchange Act of 1934.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors and executive officers and persons who own more than 10% of its Series B Preferred Stock to file with the SEC initial reports of ownership of the Company’s equity securities and to file subsequent reports when there are changes in such ownership. Based on a review of reports submitted to the Company, the Company believes that during the fiscal year ended December 31, 2007, all Section 16(a) filing requirements applicable to the Company’s officers, directors and more than 10% owners were complied with on a timely basis.

Item 11.  Executive Compensation

The Company currently has three executive officers, none of whom receive compensation as employees of the Company. The Company has never issued options or warrants to officers or directors of the Company. The Company does not have any stock option plan or similar plan, retirement or pension plan or any other form of employee compensatory plan. The Company has retained an advisor to perform certain functions pursuant to an Advisory Service Agreement described below under “The Advisor.” Each officer of the Company currently is also an officer of Webster Bank. The Company maintains corporate and accounting records that are separate from those of Webster Bank and any of Webster Bank’s affiliates.

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

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of December 31, 2007, the number and percentage of the outstanding shares of either our Common Stock or Series B Preferred Stock beneficially owned by (i) all persons known by the Company to own more than five percent of such shares, (ii) each director of the Company, and (iii) each executive officer of the Company, and (iv) all executive officers and directors of the Company as group.

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

Item 13.  Certain Relationships and Related Transactions, and Director Independence

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

Because Webster bank owns more than 50% of the voting power of our common stock, the Company is considered a “controlled company” for the purposes of NASDAQ listing requirements, and the Company qualifies for, and relies on, the “controlled company” exception to the board of directors and committee composition requirements under the Marketplace Rules of the NASDAQ Stock Market. Pursuant to this exception, the Company is exempt from the rules that require our board of directors to be comprised of a majority of “independent directors”.

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

Item 14.  Independent Registered Public Accounting Firm Fees and Services

Audit and Non-Audit Fees

The following table presents fees for professional audit services rendered by KPMG LLP for the audit of the Company’s annual financial statements for the years ended December 31, 2007 and 2006, and fees billed for other services rendered by KPMG LLP during those periods.

	For the Year Ended December 31,
	2007	2006

Audit Fees (1)	$32,000	31,000
Audit Related Fees	-	-
Tax Fees	-	-
Other Fees	-	-

Total	$32,000	31,000

(1)	Audit Fees consist of fees for professional services rendered for the audit of the Company’s annual financial statements and review of the interim financial statements included in quarterly reports, and services that are normally provided in connection with statutory and regulatory filings or engagements.

Before KPMG LLP is engaged by the Company to render audit or non-audit services, the engagement is approved by the Company’s Board of Directors.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)(1)	The financial statements of the registrant are included in Item 8 of Part II of the report.

(a)(2)	All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(a)(3)	A list of the exhibits to this Form 10-K is set forth on the Exhibit Index immediately preceding such exhibits and is incorporated herein by reference.

(b)	Exhibits to this Form 10-K are attached or incorporated herein by reference as stated above.

(c)	Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEBSTER PREFERRED CAPITAL CORPORATION
Registrant

BY:	/s/ William T. Bromage
William T. Bromage, President and Director

Date:	March 14, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 14, 2008.

By:	/s/ William T. Bromage
William T. Bromage, President and Director (Principal Executive Officer)

By:	/s/ Gregory S. Madar
Gregory S. Madar, Senior Vice President, Chief Accounting Officer and Assistant Secretary (Principal Financial and Accounting Officer)

By:	/s/ Gerald P. Plush
Gerald P. Plush, Director

By:	/s/ Harriet Munrett. Wolfe
Harriet Munrett Wolfe, Director

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Webster Preferred Capital Corporation (the “Company”) (incorporated herein by reference from Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

3.2	Certificate of Amendment of Rights and Preferences of the Series B 8.625% Cumulative Redeemable Preferred Stock of the Company (incorporated herein by reference from Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

3.3	Amended and Restated By-Laws of the Company (incorporated herein by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 9, 2007).

4.1	Specimen of certificate representing the Series B 8.625% Cumulative Redeemable Preferred Stock of the Company (incorporated herein by reference from Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

10.1	Mortgage Assignment Agreement, made as of March 17, 1997, by and between Webster Bank and the Company (incorporated herein by reference from Exhibit 10.1 to the Company’s Registration Statement on Form S-11 (File No. 333-38685) filed with the SEC on October 24, 1997).

10.2	Amended and Restated Master Service Agreement, dated March 31, 2006, between Webster Bank and the Company (incorporated herein by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, filed with the SEC on August 8, 2006).

10.3	Amended and Restated Advisory Service Agreement, made as of March 31, 2006, by and between Webster Bank and the Company (incorporated herein by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, filed with the SEC on August 8, 2006).

31.1	Certificate of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Written Statement pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Principal Executive Officer.

32.2	Written Statement pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Principal Financial Officer.