Form 10-Q
period 2008-03-31
WEBSTER PREFERRED CAPITAL CORP
filed 2008-05-13
CIK 1047865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of each of the registrant’s classes of common stock, as of April 30, 2008 was: 100 shares.

WEBSTER PREFERRED CAPITAL CORPORATION

Item 1.	INTERIM FINANCIAL STATEMENTS

WEBSTER PREFERRED CAPITAL CORPORATION

STATEMENTS OF CONDITION

(unaudited)

(In thousands, except share and per share data)	March 31, 2008	December 31, 2007
Assets

Cash	$2,407	$2,543
Short-term investments	11,000	51,000
Residential mortgage loans, net	263,330	272,862
Accrued interest receivable	1,114	1,184
Prepaid expenses and other assets	23	313

Total assets	$277,874	$327,902

Liabilities and Shareholders’ Equity

Accrued dividends payable	$180	$180
Accrued expenses and other liabilities	187	39

Total liabilities	367	219

Shareholders’ Equity

Series B 8.625% cumulative redeemable preferred stock, liquidation preference $10 per share; par value $1.00 per share: 1,000,000 shares authorized, issued and outstanding	1,000	1,000
Common stock, par value $.01 per share:
Authorized – 1,000 shares
Issued and outstanding – 100 shares	1	1
Paid-in capital	278,799	328,799
Distributions in excess of accumulated earnings	(2,293)	(2,117)

Total shareholders’ equity	277,507	327,683

Total liabilities and shareholders’ equity	$277,874	$327,902

See accompanying notes to interim financial statements

WEBSTER PREFERRED CAPITAL CORPORATION

STATEMENTS OF INCOME

(unaudited)

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2008	2007
Interest income:
Loans	$3,838	$4,622
Short-term investments	355	700

Total interest income	4,193	5,322

Noninterest expense:
Advisory fee to parent	51	51
Other	28	27

Total noninterest expense	79	78

Net income	4,114	5,244
Preferred stock dividends	216	216

Net income available to common shareholder	$3,898	$5,028

Net income per common share:
Basic	$38,980	$50,280

See accompanying notes to interim financial statements

WEBSTER PREFERRED CAPITAL CORPORATION

STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
(In thousands)	2008	2007
Cash flow from operating activities:
Net income	$4,114	$5,244
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization and accretion	46	50
Decrease in accrued interest receivable	70	509
Increase in accrued expenses and other liabilities	148	50
Decrease in prepaid expenses and other assets	290	1,549

Net cash provided by operating activities	4,668	7,402

Cash flow from investing activities:
Net decrease in residential mortgage loans	9,486	60,428
Net decrease in short-term investments	40,000	40,000

Net cash provided by investing activities	49,486	100,428

Cash flow from financing activities:
Dividends paid on common and preferred stock	(4,290)	(1,126)
Return of capital dividends	(50,000)	(160,000)

Net cash used in financing activities	(54,290)	(161,126)

Decrease in cash and cash equivalents	(136)	(53,296)
Cash and cash equivalents at beginning of period	2,543	56,356

Cash and cash equivalents at end of period	$2,407	$3,060

See accompanying notes to interim financial statements.

WEBSTER PREFERRED CAPITAL CORPORATION

NOTES TO INTERIM FINANCIAL STATEMENTS

(unaudited)

NOTE 1: Basis Of Presentation

The accompanying unaudited interim financial statements represent the accounts of Webster Preferred Capital Corporation (the “Company” or “WPCC”), a wholly-owned subsidiary of Webster Bank, and have been prepared in conformity with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Amounts in prior period financial statements are reclassified whenever necessary to conform to current period presentations. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results which may be expected for the year as a whole.

The preparation of the Interim Financial Statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, as of the date of the Interim Financial Statements, and the reported amounts of revenues and expenses for the periods presented. Actual results could differ from those estimates. These Interim Financial Statements should be read in conjunction with the audited Financial Statements and Notes thereto included in WPCC’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

Loans are stated at the principal amounts outstanding, adjusted by net deferred loan costs, fees, premiums, and the allowance for loan losses. Interest on loans is credited to income as earned based on the rate applied to principal amounts outstanding. Interest which is more than 90 days past due is not accrued. Such interest ultimately collected, if any, is credited to income in the period received. Deferred loan costs, fees and premiums on loans acquired are recognized in interest income over the lives of the loans using a method approximating the interest method. Servicing fees paid to the Servicer (as defined in Note 3 below) are recorded in interest income.

A summary of the Company’s residential mortgage loans by type and original maturity follows:

(In thousands)	March 31, 2008	December 31, 2007
Fixed-rate loans:
15 yr. loans	$25,377	$26,465
20 yr. loans	6,530	6,610
25 yr. loans	3,113	3,140
30 yr. loans	133,129	136,124

Total fixed-rate loans	168,149	172,339

Adjustable-rate loans:
15 yr. loans	511	547
20 yr. loans	584	594
25 yr. loans	—	487
30 yr. loans	94,928	99,700

Total adjustable-rate loans	96,023	101,328

Total residential mortgage loans	264,172	273,667

Premiums and deferred costs on loans, net	921	967
Less: allowance for loan losses	(1,763)	(1,772)

Residential mortgage loans, net	$263,330	$272,862

As of March 31, 2008, 63.7% of the Company’s residential mortgage loans are fixed-rate loans and 36.3% are adjustable-rate loans.

There was a charge off of $9,000 recorded in the three months ended March 31, 2008 and no activity for the comparable period in 2007.

There was significant disruption and volatility in the financial and capital markets during the second half of 2007 and continuing into the first quarter of 2008. Turmoil in the mortgage market adversely impacted both domestic and global markets, and led to a significant credit and liquidity crisis. The disruption has been exacerbated by the continued value declines in the real estate and housing market. The Company is not immune to some negative consequences arising from overall economic weakness and, in particular, a sharp downturn in the housing market. Decreases in real estate values could adversely affect the value of property used as collateral for our loans. Adverse changes in the economy may have a negative effect on the ability of our borrowers to make timely loan payments, which would have an adverse impact on our earnings. A further increase in loan delinquencies would decrease our net interest income and adversely impact our loan loss experience, causing potential increases in our provision for loan losses and allowance for loan losses.

WEBSTER PREFERRED CAPITAL CORPORATION

NOTES TO INTERIM FINANCIAL STATEMENTS (continued)

NOTE 3: Servicing

The mortgage loans owned by the Company are serviced by Webster Bank National Association (“Webster Bank”) pursuant to the terms of a servicing agreement. Webster Bank in its role as servicer under the terms of the servicing agreement is herein referred to as the “Servicer.” The Servicer receives fees at an annual rate of (i) 8 basis points for fixed-rate loan servicing and collection, (ii) 8 basis points for variable-rate loan servicing and collection and (iii) 5 basis points for all other services to be provided, as needed, in each case based on the daily outstanding balances of all the Company’s loans for which the Servicer is responsible. The services provided to the Company by Webster Bank are at the level of a sub-servicing agreement. As such, the Company estimates that the fees paid to Webster Bank for servicing approximates fees that would be paid if the Company operated as an unaffiliated entity. Servicing fees paid for the three months ended March 31, 2008 were $54,000, compared to $66,000 for the three months ended March 31, 2007. Servicing fees are netted against interest income in the Statements of Income, as they are considered a reduction in yield to the Company.

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

NOTE 4: Fair Value Measurements

Effective January 1, 2008, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”, for financial assets and financial liabilities. In accordance with Financial Accounting Standards Board Staff Position (FSP) No. 157-2, "Effective Date of FASB Statement No. 157," Webster will delay application of SFAS No. 157 for non-financial assets and non-financial liabilities, until January 1, 2009. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements.

SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. The price in the principal (or most advantageous) market used to measure the fair value of the asset or liability shall not be adjusted for transaction costs. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities; it is not a forced transaction. Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact and (iv) willing to transact.

SFAS No. 157 requires the use of valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. The income approach uses valuation techniques to convert future amounts, such as cash flows or earnings, to a single present amount on a discounted basis. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement cost). Valuation techniques should be consistently applied. Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability. Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity's own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. In that regard, SFAS No. 157 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

•	Level 1 Inputs – Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

•

Level 2 Inputs – Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These might include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (such as interest rates, volatilities, prepayment speeds, credit risks, etc.) or inputs that are derived principally from or corroborated by market data by correlation or other means.

•

Level 3 Inputs – Unobservable inputs for determining the fair values of assets or liabilities that reflect an entity's own assumptions about the assumptions that market participants would use in pricing the assets or liabilities.

There were no financial assets and financial liabilities measured at fair value on a recurring or non-recurring basis as of March 31, 2008.

Effective January 1, 2008, the Company adopted the provisions of SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115." SFAS No. 159 permits the Company to choose to measure eligible items at fair value at specified election dates. The fair value option (i) may be applied instrument by instrument, with certain exceptions, thus the Company may record identical financial assets and liabilities at fair value or by another measurement basis permitted under generally accepted accounting principals, (ii) is irrevocable (unless a new election date occurs) and (iii) is applied only to entire instruments and not to portions of instruments. Adoption of SFAS No. 159 on January 1, 2008 did not have a significant impact on the Company’s financial statements as the Company did not elect to report any additional financial assets or financial liabilities at fair value.

WEBSTER PREFERRED CAPITAL CORPORATION

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The Company is a subsidiary of Webster Bank and has elected to be treated as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”). The Company will generally not be subject to federal income tax for as long as it maintains its qualification as a REIT, requiring among other things, that it currently distribute to stockholders at least 90% of its “REIT taxable income” (not including capital gains and certain items of noncash income). The following discussion of the Company’s financial condition and results of operations should be read in conjunction with the Company’s financial statements and other financial data included elsewhere herein and in conjunction with the Company’s 2007 Annual Report on Form 10-K.

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

Summary

WPCC’s total interest income of $4.2 million for the three months ended March 31, 2008 decreased $1.1 million or, 21.2%, compared to $5.3 million for the three months ended March 31, 2007. The decrease in interest income is due to the following factors:

•	For the three months ended March 31, 2008, average loans were $61.6 million and short term investments were $13.3 million lower compared to the three months ended March 31, 2007.

•

The yield on earning assets for the three months ended March 31, 2008 was 5.40% compared to 5.52% for the three months ended March 31, 2007, due primarily to the decrease in rates on short-term investments.

Changes in Financial Condition

Total assets, consisting primarily of residential mortgage loans, were $277.9 million at March 31, 2008, a decrease of $50.0 million from $327.9 million at December 31, 2007. Residential mortgage loans decreased $9.5 million primarily as a result of principal pay downs. There were no loan transactions with Webster Bank in the first quarter of 2008. Short-term investments decreased by $40.0 million and cash decreased by $0.1 million compared to December 31, 2007. The resulting net cash was used to pay a $50.0 million return of capital dividend to Webster Bank in the first quarter of 2008. Shareholders’ equity decreased by $50.2 million to $277.5 million at March 31, 2008 from $327.7 million at December 31, 2007, due to the payment of $50.0 million in return of capital dividend and $4.3 million in common and preferred dividends partially offset by net income of $4.1 million for the first three months of 2008.

WEBSTER PREFERRED CAPITAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS (continued)

Asset Quality

The Company maintains asset quality by investing in residential real estate loans that have been appropriately underwritten and by managing nonperforming assets. At March 31, 2008 and December 31, 2007, residential real estate loans comprised the entire loan portfolio. All residential loans were acquired from Webster Bank. The Company also invests in short-term investments.

The following table details the Company’s nonperforming assets:

(In thousands)	March 31, 2008	December 31, 2007
Nonaccrual loans	$1,192	$849

Total nonperforming loans and assets	$1,192	$849

At March 31, 2008 and December 31, 2007, the allowance for loan losses was approximately $1.8 million. Management believes that the allowance for loan losses is adequate to cover probable losses inherent in the portfolio.

The non-performing loans consist of 8 loans at March 31, 2008.

Liquidity and Capital Resources

The primary sources of liquidity for the Company are principal and interest payments from the residential mortgage loans. The primary uses of liquidity are acquisitions of residential mortgage loans and the payment of dividends on the common and preferred stock.

While scheduled loan amortization and short-term investments are predictable sources of funds, loan prepayments can vary greatly and are influenced by factors such as general interest rates and economic conditions. One of the inherent risks of investing in loans is the possibility prepayments of principal prior to maturity at prepayment rates different than those estimated at the time of purchase. This generally occurs because of changes in market interest rates.

In the unlikely event that principal and interest payments on its mortgage assets are insufficient to meet its operating needs, WPCC has the ability to raise additional funds. For example, WPCC’s residential mortgage loans are underwritten to meet secondary market requirements and could easily be sold or securitized as mortgage-backed securities and used as borrowing collateral, although the Company had no plans to do so at March 31, 2008 and December 31, 2007.

Asset/Liability Management

The goal of the Company’s asset/liability management policy is to manage interest-rate risk so as to maximize net interest income over time in changing interest rate environments while maintaining acceptable levels of risk. The Company prepares estimates of the level of prepayments and the effect of such prepayments on the level of future earnings due to reinvestment of funds at rates different than those that currently exist. The Company is unable to predict future fluctuations in interest rates. The market values of the Company’s financial assets are sensitive to fluctuations in market interest rates. The market values of fixed-rate loans tend to decline in value as interest rates rise. If interest rates decrease, the market value of loans and generally will tend to increase with the level of prepayments also normally increasing. The interest income earned on the Company’s variable-rate, interest-sensitive instruments, which represent primarily variable-rate mortgage loans, may change due to changes in quoted interest-rate indices. The variable-rate mortgage loans generally re-price based on a stated margin over U.S. Treasury Securities indices of varying maturities, the terms of which are established at the time that the loan is closed. At March 31, 2008, 36.3% of the Company’s residential mortgage loans were adjustable-rate loans.

WEBSTER PREFERRED CAPITAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS (continued)

Results of Operations

For the three months ended March 31, 2008, the Company reported net income of $4.1 million, a decrease of $1.1 million or 21.5% compared to the same period in 2007.

Interest income was $4.2 million for the three months ended March 31, 2008, a decrease of $1.1 million or 21.2% compared to the same period in 2007. The decrease in interest income was primarily related to a reduction in interest earning assets of $74.9 million for the three months ended March 31, 2008 compared to the three months ended March 31, 2007 and a decrease in yields on earning assets of 12 basis points. All of the decline in yields is due to short-term investments.

The following table shows the two categories of average interest-earning assets, together with their respective interest income and the rates earned by the Company:

	Three Months Ended March 31, 2008			Three Months Ended March 31, 2007
(In thousands)	Average Balance	Interest Income	Average Yield	Average Balance	Interest Income	Average Yield
Mortgage loans	$270,479	$3,838	5.68%	$332,053	$4,622	5.57%
Short-term investments	40,033	355	3.55	53,322	700	5.25

Total	$310,512	$4,193	5.40%	$385,375	$5,322	5.52%

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

	Three Months Ended March 31, 2008 v. 2007 Increase (Decrease) due to
(In thousands)	Rate	Volume	Total
Interest on interest-earning assets:
Mortgage loans	$472	$(1,256)	$(784)
Short-term investments	(195)	(150)	(345)

Net change in net interest income	$277	$(1,406)	$(1,129)

There were no provisions for loan losses for the three months ended March 31, 2008 and 2007.

WEBSTER PREFERRED CAPITAL CORPORATION

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following table summarizes the estimated market value of the Company’s interest-sensitive assets at March 31, 2008 and December 31, 2007 and the projected change in market values if interest rates instantaneously increase or decrease by 100 basis points.

			Estimated Market Value Impact
(In thousands)	Amortized Cost	Market Value	-100 BP	+100 BP
At March 31, 2008
Interest sensitive assets:
Fixed-rate residential loans	$168,158	$170,700	$4,565	$(7,142)
Adjustable-rate residential loans	96,023	96,502	1,100	(1,102)

Total			$5,665	(8,244)

At December 31, 2007
Interest sensitive assets:
Fixed-rate residential loans	$172,339	$173,534	$5,262	$(7,490)
Adjustable-rate residential loans	101,328	101,510	1,120	(1,156)

Total			$6,382	(8,646)

Interest-sensitive assets, when shocked by a minus 100 basis point rate change, experience a favorable $5.7 million change in market value at March 31, 2008 compared to a favorable $6.4 million market value change at December 31, 2007. These changes in market value represent 2.12% of interest-sensitive assets at March 31, 2008 and 2.3% at December 31, 2007. A plus 100 basis point rate change results in an unfavorable $ 8.2 million, or 3.09%, change in market value at March 31, 2008 compared to an unfavorable $8.6 million, or 3.1%, market value change at December 31, 2007. Changes in the projected market value due to the instantaneous rate changes at March 31, 2008 compared to December 31, 2007 are a result of changes in outstanding balances of the assets, and do not represent a significant change due to interest rates since year end.

Based on the asset/liability mix at March 31, 2008, management estimates that a gradual 200 basis point increase in interest rates over a 12 month period would increase net income over that period by approximately 2.5. A gradual 200 basis point decrease in interest rates is projected to decrease net income by approximately 2.9%. At December 31, 2007, a projected 200 basis point increase and a 200 basis point decrease in rates produced a net income increase of 4.8% and a net income decrease of 5.0%, respectively.

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

These assumptions are inherently uncertain and, as a result, the simulation analyses cannot precisely estimate the impact that higher or lower rate environments will have on net interest income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes, changes in cash flow patterns and market conditions, as well as changes in management’s strategies. Management believes that the Company’s interest rate risk position at March 31, 2008, represents a reasonable level of risk.

WEBSTER PREFERRED CAPITAL CORPORATION

Item 4.	CONTROLS AND PROCEDURES

As of March 31, 2008 the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its principal executive officer and its principal financial officer, of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms. There was no change in the Company’s internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

There are no material pending legal proceedings, other than ordinary routine litigation incident to its business, to which the Company is a party or of which any of its property is the subject.

Item 1A.	RISK FACTORS

During the first quarter of 2008, there were no material changes to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

31.1 31.2

Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

Date: May 13, 2008

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

31.1 31.2

Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Written Statement pursuant to section 906 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Principal Executive Officer.

32.2	Written Statement pursuant to section 906 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Principal Financial Officer.