Form 10-K
period 2008-12-31
WEBSTER PREFERRED CAPITAL CORP
filed 2009-03-11
CIK 1047865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended December 31, 2008

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2007. N/A

The number of shares outstanding of each of the registrant’s classes of common stock, as of February 28, 2009 is: 100 shares.

WEBSTER PREFERRED CAPITAL CORPORATION

2008 FORM 10-K ANNUAL REPORT

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

Total assets of the Company were $197.2 million at December 31, 2008, a decrease of $130.7 million compared to $327.9 million at December 31, 2007. The changes were primarily a result of reductions in residential mortgage loans of $84.6 million and interest-bearing deposits of $51.0 million, partially offset by an increase in cash of $6.1 million. There were $14.5 million of required dividend payments during 2008 to common and preferred shareholders and a return of capital to Webster Bank of $130.0 million. Shareholder’s equity was $197.0 million at December 31, 2008 as compared to $327.7 million a year earlier.

Residential Mortgage Loans

The Company may, from time to time, acquire both conforming and nonconforming residential mortgage loans. Conventional, conforming residential mortgage loans comply with the requirements for inclusion in a loan guarantee program sponsored by either Freddie Mac or Fannie Mae. Nonconforming residential mortgage loans do not qualify for these programs in one or more aspects. The nonconforming residential mortgage loans that the Company acquires generally have original principal balances which exceed the limits for these programs. The Company’s nonconforming residential mortgage loans are expected to meet the requirements for sale to national private mortgage conduit programs or other investors in the secondary mortgage market. Loans represent assets that the Company acquires from Webster Bank at carrying value. There were $46.4 million in loans transferred to Webster Bank during 2008. There were $50.8 million in loans acquired from and $90.4 million in loans transferred to Webster Bank during 2007. While the loan acquisitions represent legal sales by Webster Bank, Webster Bank may not record the transactions as sales for GAAP accounting purposes because of its 100% direct ownership interest in the Company. Accordingly, the Company’s assets for GAAP purposes represent non-recourse receivables from Webster Bank which are fully collateralized by the underlying loans. The underlying loans are whole loans secured by first mortgages or deeds of trust on single family (one-to-four unit) residential real estate properties located primarily in Connecticut. The assets continue to be classified as residential loans in the Company’s financial statements because the returns on and the recoverability of these non-recourse receivables are entirely dependent on the performance of the underlying residential loans.

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

Investment Activities

Mortgage-backed securities.    The Company may, from time to time, acquire fixed-rate or adjustable-rate mortgage-backed securities representing interests in pools of residential mortgage loans. A portion of any of the mortgage-backed securities that the Company purchases may have been originated by Webster Bank by exchanging pools of mortgage loans for the mortgage-backed securities. Typically, the mortgage loans underlying the mortgage-backed securities are secured by single family residential properties located throughout the United States. At December 31, 2008 and 2007 the Company did not hold any mortgage-backed securities.

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

Other real estate assets.    Although the Company presently intends to invest only in residential mortgage loans and mortgage-backed securities, the Company may invest up to 5% of the total value of its portfolio in assets other than residential mortgage loans and mortgage-backed securities eligible to be held by REITs. In addition to commercial mortgage loans, such assets could include cash and cash equivalents. The Company does not intend to invest in securities or interests of persons primarily engaged in real estate activities. At December 31, 2008 and 2007, the Company did not hold any commercial mortgage loans.

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

Employees

The Company has seven officers and no other employees. The officers are described further in Item 10 of this report, “Directors, Officers and Corporate Governance”. The Company does not anticipate that it will require any additional employees because it has retained an advisor to administer the day-to-day activities of the Company pursuant to an Advisory Agreement.

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

The Company’s stock price can be volatile

The Company’s stock price can fluctuate widely in response to a variety of factors including:

•	Actual or anticipated variations in quarterly operating results; and

•	Changes in government regulations; and

•	Extended recessionary economic environment.

General market fluctuations, industry factors and general economic and political conditions and events, such as economic slowdowns or recessions, interest rate changes, credit loss trends or currency fluctuations could also cause the Company’s stock price to decrease regardless of the Company’s operating results.

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

Conflicts of Interest

Webster Bank and its affiliates may in the future have interests which are not necessarily identical to those of the Company. Consequently, conflicts of interest may arise with respect to transactions, including without limitation: future acquisitions of mortgage assets from Webster Bank and/or affiliates of Webster Bank; servicing of mortgage loans; future dispositions of mortgage loans to Webster Bank or affiliates of Webster Bank; and the modification of the Advisory Agreement or the Servicing Agreement. Under each of the foregoing circumstances, Webster Bank, as sole holder of the common stock, may, or may cause the directors and officers of the Company (each of whom is an employee of Webster Bank) to, take actions adverse to the interests of holders of Preferred Shares. It is the intention of the Company and Webster Bank that any agreements and transactions between the Company, on the one hand, and Webster Bank and/or its affiliates, on the other hand, are fair to all parties and consistent with market terms, including the prices paid and received for mortgage assets on their acquisition or disposition by the Company or in connection with the servicing of mortgage loans. Also, the Advisory Agreement provides that nothing contained in such agreement shall prevent Webster Bank, its affiliates, or an officer, director, employee or stockholder from engaging in any activity, including without limitation, purchasing and managing real estate mortgage assets, rendering services and investment advice with respect to real estate investment opportunities to any other person (including other REITs) and managing other investments (including the investments of Webster Bank and its affiliates). Although it is the intent of the Company and Webster Bank that the dealings between the two be fair, there can be no assurance that agreements or transactions will be on terms as favorable to the Company as those that could have been obtained from unaffiliated third parties.

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

2008 was highlighted by significant disruption and volatility in the financial and capital marketplaces. This turbulence has been attributable to a variety of factors, including the fallout associated with the subprime mortgage market. The disruptions have been exacerbated by the continued decline of the real estate and housing market along with significant mortgage loan related losses incurred by many lending institutions. In addition, the significant decline in economic growth, nationally, during 2008 has led to a national economy in recession. The Company is not immune to negative consequences arising from overall economic weakness and, in particular, a sharp downturn in the housing industry locally and nationally. During 2008, we have experienced an increase in non-performing loans. No assurance can be given that these conditions will improve or will not worsen or that such conditions will not result in a further increase in delinquencies, causing a decrease in our interest income, or continue to have an adverse impact on our loan loss experience, causing an increase in our allowance for loan losses.

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

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company’s security holders during the fourth quarter of 2008.

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

Dividends are declared and paid at least annually on the common stock. Dividends paid on the common stock in 2008 and 2007 totaled $13.7 million and $17.6 million, respectively. Dividends are declared and paid quarterly on the Series B Preferred Stock. Dividends paid on the Series B Preferred Stock in 2008 and 2007 totaled $862,500 for each year.

The following table provides information concerning the market price of the Series B Preferred Stock. At December 31, 2008, the closing market price was $10.00.

	Years Ended December 31,
	2008	2007
Average	$9.65	$10.73
High	10.95	14.49
Low	7.50	9.45

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

Balance Sheet Data

	Years Ended December 31,
(In thousands)	2008	2007	2006	2005	2004
Total assets	$197,185	$327,902	$511,990	$511,761	$537,346
Available for sale securities	-	-	-	41,335	20,709
Residential mortgage loans, net	187,696	272,862	372,201	388,136	475,879
Interest-bearing deposits	-	51,000	80,000	77,000	29,000
Total shareholders’ equity	196,971	327,683	511,774	511,571	537,160

Income Statement Data
	Years Ended December 31,
(In thousands)	2008	2007	2006	2005	2004
Total interest income	$14,617	$19,424	$27,669	$26,708	$26,450
(Provision)/credit for loan losses	(420)	250	-	-	-
(Loss) gain on sale of securities	-	-	(117)	-	536
Loss on write-down of securities available for sale to fair value	-	-	(526)	-	-
Noninterest expenses	372	323	329	294	399
Net income	13,825	19,351	26,697	26,414	26,587
Preferred stock dividends	863	863	863	863	863
Net income available to common shareholder	$12,962	$18,488	$25,834	$25,551	$25,724

Significant Statistical Data
	Years Ended December 31,
	2008	2007	2006	2005	2004
Net income per common share
Basic	$129,624	$184,883	$258,339	$255,505	$257,244
Dividends per common share	136,740	175,790	261,310	256,184	258,319

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

Summary

WPCC’s net income for 2008 was $13.8 million, a decrease of $5.6 million compared to $19.4 million in 2007. Total interest income decreased $4.8 million in 2008 primarily due to the reduction of $78.5 million in average interest earning assets. The yield on interest earning assets decreased by 16 basis points to 5.43% in 2008 compared to 5.59% in 2007, primarily due to higher rates in 2007 on both short term investments and adjustable interest rate loans that reset downward during 2008.

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

Financial Condition

Total assets, consisting primarily of residential mortgage loans and short term investments, were $197.2 million at December 31, 2008, a decrease of $130.7 million compared to $327.9 million at December 31, 2007. Residential mortgages decreased by $84.6 million as a result of $46.4 million in loans transferred to Webster Bank and $38.3 million in principal repayments and an increase in loan provisions of $0.4 million. There were no loans acquired from Webster Bank in 2008. Interest bearing deposits decreased by $51.0 million and cash increased by $6.1 million compared to December 31, 2007. Shareholders’ equity decreased $130.7 million to $197.0 million at December 31, 2008 from $327.7 million at December 31, 2007, due to the payment of $130.0 million in return of capital distribution to Webster Bank and $14.5 million in common and preferred dividends offset by net income of $13.8 million for 2008.

A summary of the Company’s residential mortgage loans by original maturity for the last five years follows:

	Years Ended December 31,
(In thousands)	2008	2007	2006	2005	2004
Fixed-rate loans:
15 yr. loans	$7,591	$26,465	$29,401	$50,842	$63,747
20 yr. loans	5,991	6,610	6,652	7,218	8,083
25 yr. loans	3,029	3,140	2,857	3,718	4,037
30 yr. loans	93,329	136,124	198,172	232,742	273,028

Total fixed-rate loans	109,940	172,339	237,082	294,520	348,895

Adjustable-rate loans:
15 yr. loans	438	547	877	666	1,009
20 yr. loans	557	594	559	1,241	5,246
25 yr. loans	444	487	1,012	1,183	1,382
30 yr. loans	77,704	99,700	133,265	89,951	118,287

Total adjustable-rate loans	79,143	101,328	135,713	93,041	125,924

Total residential mortgage loans	189,083	273,667	372,795	387,561	474,819
Premiums and deferred costs on loans, net	796	967	1,428	2,597	3,082
Less: allowance for loan losses	(2,183)	(1,772)	(2,022)	(2,022)	(2,022)

Residential mortgage loans, net	$187,696	$272,862	$372,201	$388,136	$475,879

Asset Quality

The Company maintains asset quality by acquiring residential real estate loans that have been conservatively underwritten and by management of nonperforming assets. During 2008, all loans acquired by the Company were transferred to it from Webster Bank. There were no loans acquired and $46.4 million in loan transfers to Webster Bank in 2008. As such, the Company’s asset quality is dependent upon Webster Bank’s ability to maintain adequate underwriting standards. At December 31, 2008, residential real estate loans comprised the entire loan portfolio. The Company also invests in mortgage-backed securities issued by government agencies or government-sponsored enterprises. At December 31, 2008, the Company did not hold any mortgage-backed securities.

Nonperforming Assets and Delinquencies

The following table details the Company’s nonperforming assets for the last five years:

Nonperforming Loans

	Years Ended December 31,
(Dollars in thousands)	2008	2007	2006	2005	2004
Loans accounted for on a nonaccrual basis:
Residential fixed-rate loans	$448	$379	$-	$-	$-
Residential adjustable-rate loans	375	470	211	97	179

Total nonperforming loans	823	849	211	97	179
Other real estate owned	-	-	-	-	-

Total nonperforming assets	$823	$849	$211	$97	$179

Allowance for loan losses	$2,183	$1,772	$2,022	$2,022	$2,022
Allowance / nonperforming loans	265%	209%	958%	2,085%	1,130
Allowance / total mortgage loans	1.15	0.65	0.54	0.52	0.43

The following table sets forth information as to the Company’s loans past due 30-89 days and still accruing:

(In thousands)	2008	2007	2006	2005	2004
Past due 30-89 days:
Residential fixed-rate loans	$2,923	$462	$204	$723	$279
Residential adjustable-rate loans	1,862	491	250	539	266

Total	$4,785	$953	$454	$1,262	$545

At December 31, 2008, non accruing loans were $823,000 compared to $849,000 at December 31, 2007, a decrease of $26,000.

Total delinquent loans at December 31, 2008 was $5.6 million, an increase of $3.8 million from December 31, 2007. A loan is deemed to be delinquent for reporting purposes when it is more than 30 days past due. The increase in delinquencies in this current period of economic uncertainty is reflected in the increased provision for the year ended December 31, 2008.

During 2008 the domestic and global financial and capital markets experienced significant disruption and volatility which, along with turmoil in the mortgage market, has led to a significant credit and liquidity crisis. These market conditions were attributable to a variety of factors; in particular the fallout associated with subprime mortgage loans (a type of lending never actively pursued by the Company). The disruption has been exacerbated by the continued value declines in the real estate and housing markets. The Company is not immune to some negative consequences arising from overall economic weakness and, in particular, a sharp downturn in the housing market, both locally and nationally. Decreases in real estate values could adversely affect the value of property used as collateral for loans. Adverse changes in the economy may have a further negative effect on the ability of the Company’s borrowers to make timely loan payments, which would have an adverse impact on the Company’s earnings. A further increase in loan delinquencies would decrease net interest income and increase loan losses, causing potential increases in the provision and allowance for credit losses.

Allowance for Loan Losses

At December 31, 2008, the allowance for loan losses was approximately $2.2 million compared to $1.8 million at December 31, 2007. Total loans decreased $84.6 million from December 31, 2007. Allowance for loan losses increased by $0.4 million at December 31, 2008 and the allowance as a percentage of loans increased from 0.65% at December 31, 2007, to 1.15% at December 31, 2008, primarily due to the increase in delinquent loans.

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

A detail of the change in the allowance for loan losses for the periods indicated follows:

	Years Ended December 31,
(In thousands)	2008	2007	2006	2005	2004
Balance at beginning of the year	$1,772	$2,022	$2,022	$2,022	$2,106
Provision/(credit) for loan losses	420	(250)	-	-	-
Charge-offs	(9)	-	-	-	(84)

Balance at end of the year	$2,183	$1,772	$2,022	$2,022	$2,022

There was a provision for loan losses of $420,000 for 2008 compared to a credit for loan loss provision of $250,000 in 2007. The increase in the provision is primarily due to the increase in delinquencies mentioned above, as well as overall deterioration in economic conditions.

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

Dividends on the Series B Preferred Stock are payable at the rate of 8.625% per annum (an amount equal to $0.8625 per annum per share), in all cases if, when and as declared by the Board of Directors of the Company. Dividends on the preferred shares are cumulative and, if declared, payable on January 15, April 15, July 15 and October 15 in each year. The Company periodically makes dividend payments on its common stock in accordance with Company by-laws. Common stock dividends are paid to comply with REIT qualification rules. REIT qualification rules require that at least 90% of net taxable income for the year be distributed to shareholders. Accelerated prepayments beginning in 2002 and continuing throughout 2008 resulted in increased cash levels for the Company. In 2007 and 2008, WPCC declared return of capital dividends in order to return a portion of the available cash to the Company’s common shareholder.

In the event that principal and interest payments on its mortgage assets are insufficient to meet its operating needs, WPCC has the ability to raise additional funds. The Company’s residential mortgage loans are underwritten to meet secondary market requirements and could be sold or securitized as mortgage-backed securities and used as borrowing collateral.

Asset/Liability Management

The goal of the Company’s asset/liability management policy is to manage interest-rate risk so as to maximize net interest income over time in changing interest rate environments while maintaining acceptable levels of risk. The Company prepares estimates of the level of prepayments and the effect of such prepayments on the level of future earnings due to reinvestment of funds at rates different than those that currently exist. The Company is unable to predict future fluctuations in interest rates. The market values of the Company’s financial assets are sensitive to fluctuations in market interest rates. The market values of fixed-rate loans and mortgage-backed securities tend to decline in value as interest rates rise. If interest rates decrease, the market value of loans and mortgage-backed securities generally will tend to increase with the level of prepayments also normally increasing. The interest income earned on the Company’s adjustable-rate, interest-sensitive instruments, which represent primarily adjustable-rate mortgage loans, may change due to changes in quoted interest-rate indices. The adjustable-rate mortgage loans generally reprice based on a stated margin over U.S. Treasury Securities indices of varying maturities, the terms of which are established at the time that the loan is closed. At December 31, 2008, 41.9% of the Company’s residential mortgage loans were adjustable-rate loans.

Results of Operations

Net income was $13.8 million for the year ended December 31, 2008 compared to $19.4 million in 2007 and $26.7 million in 2006. The decrease of $5.6 million in 2008 compared to 2007 is primarily due to the reduction of $78.5 million in interest earning assets. The decrease in net income for 2007 compared to 2006 is primarily due to the reduction of $158.8 million in interest earning assets.

The decrease in interest income of $4.8 million, or 24.7% in 2008 compared to 2007 is primarily due to the reduction of $78.5 million in interest earning assets. The yield on interest earning assets declined by 16 basis points primarily due to the lower rates on short-term investments and lower rates on the adjustable interest rate loans that reset in 2008. The decrease in interest income of $8.2 million, or 29.8% in 2007 compared to 2006 was primarily due to the reduction of $158.8 million in interest earning assets.

	Years Ended December 31,
	2008			2007			2006
(Dollars in thousands)	Average Balance	Interest Income	Average Yield	Average Balance	Interest Income	Average Yield	Average Balance	Interest Income	Average Yield
Mortgage loans net of deferred costs	$251,866	$14,127	5.61%	$301,128	$17,009	5.65%	$393,205	$22,020	5.60%
Mortgage-backed securities	-	-	-	-	-	-	31,098	1,543	4.96
Interest-bearing deposits	17,352	490	2.82	46,630	2,415	5.18	82,296	4,106	4.99

Total	$269,218	$14,617	5.43%	$347,758	$19,424	5.59%	$506,599	$27,669	5.46%

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

	Years ended December 31, 2008 v. 2007			Years ended December 31, 2007 v. 2006
	Increase (decrease) due to			Increase (decrease) due to
(In thousands)	Rate	Volume	Total	Rate	Volume	Total
Interest on interest-earning assets:
Loans, net	$(118)	$(2,764)	$(2,882)	$5	$(5,016)	$(5,011)
Mortgage-backed securities	-	-	-	(771)	(772)	(1,543)
Interest-bearing deposits	(809)	(1,116)	(1,925)	7	(1,698)	(1,691)

Net change in net interest income	$(927)	$(3,880)	$(4,807)	$(759)	$(7,486)	$(8,245)

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

Recent Accounting Standards

In December 2007, the FASB issued revised SFAS No. 141, Business Combinations, (SFAS No. 141(R)). SFAS No. 141(R) retains the fundamental requirements of SFAS No. 141 that the acquisition method of accounting (formerly the purchase method) be used for all business combinations; that an acquirer be identified for each business combination; and that intangible assets be identified and recognized separately from goodwill. SFAS No. 141(R) requires the acquiring entity in a business combination to recognize the assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. Additionally, SFAS No. 141(R) changes the requirements for recognizing assets acquired and liabilities assumed arising from contingencies and recognizing and measuring contingent consideration. SFAS No. 141(R) also enhances the disclosure requirements for business combinations. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and may not be applied before that date.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statement – an amendment of ARB No. 51. SFAS No. 160 amends Accounting Research Bulletin No. 51, Consolidated Financial Statements to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Among other things, SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. SFAS No. 160 also amends SFAS No. 128, “Earnings per Share,” so that earnings per share calculations in consolidated financial statements will continue to be based on amounts attributable to the parent. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 and is applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements which are to be applied retrospectively for all periods presented. SFAS No. 160 is not expected to have a material impact on WPCC’s financial condition or results of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (SFAS No. 161). SFAS No. 161 requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related items are accounted for under SFAS No. 133 and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The new standard is effective for WPCC on January 1, 2009. WPCC is currently evaluating the impact of adopting SFAS No. 161 on its Interim Financial Statements.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Because the majority of the Company’s assets are sensitive to changes in interest rates, the most significant form of market risk is interest rate risk. An effective asset/liability management process must balance the risks and rewards from both short and long-term interest rate risks in determining management strategy and action. The primary goal of managing this risk is to maximize net income (short-term risk) and net economic value (long-term risk) over time in changing interest rate environments.

The following table summarizes the estimated fair values of the Company’s interest-sensitive assets at December 31, 2008 and 2007, and the projected change to fair values if interest rates instantaneously increase or decrease by 100 basis points. The Company had no interest-sensitive liabilities at December 31, 2008 and 2007.

	Amortized Cost	Fair Value	Estimated Market Value Impact
(In thousands)			-100 BP	+100 BP
At December 31, 2008
Fixed-rate residential loans	$109,940	$112,627	N/A	$(3,669)
Adjustable-rate residential loans	79,143	78,144	N/A	(786)

	$189,083	$190,771	N/A	$(4,455)
At December 31, 2007
Fixed-rate residential loans	$172,339	$173,534	$5,262	$(7,490)
Adjustable-rate residential loans	101,328	101,510	1,120	(1,156)

	$273,667	$275,044	$6,382	$(8,646)

Interest-sensitive assets, when shocked by a plus 100 basis point rate change results in an unfavorable $4.5 million, or 2.3%, change in 2008, compared to an unfavorable $8.6 million, or 3.1%, change in 2007.

Based on the Company’s asset/liability mix at December 31, 2008, management estimates that a gradual 200 basis point increase in interest rates would increase net income over the next twelve months by 4.1%.

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

These assumptions are inherently uncertain and, as a result, the simulation analyses cannot precisely estimate the impact that higher or lower rate environments will have on net income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes, changes in cash flow patterns and market conditions, as well as changes in management’s strategies. Management believes that the Company’s interest-rate risk position at December 31, 2008 represents a reasonable level of risk.

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Webster Preferred Capital Corporation:

We have audited the accompanying balance sheets of Webster Preferred Capital Corporation (a subsidiary of Webster Bank, N.A.) as of December 31, 2008 and 2007, and the related statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Webster Preferred Capital Corporation as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Hartford, Connecticut

March 10, 2009

WEBSTER PREFERRED CAPITAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	Years December 31,
(In thousands, except share and per share data)	2008	2007
Assets

Cash	$8,680	$2,543
Interest-bearing deposits	—	51,000
Residential mortgage loans, net	187,696	272,862
Accrued interest receivable	809	1,184
Prepaid expenses and other assets	—	313

Total assets	$197,185	$327,902

Liabilities and Shareholders’ Equity

Accrued dividends payable	$180	$180
Accrued expenses and other liabilities	34	39

Total liabilities	214	219

Shareholders’ Equity
Series B 8.625% cumulative redeemable preferred stock, liquidation preference $10 per share; par value $1.00 per share:
1,000,000 shares authorized, issued and outstanding	1,000	1,000
Common stock, par value $.01 per share:
Authorized - 1,000 shares
Issued and outstanding - 100 shares	1	1
Paid-in capital	198,799	328,799
Distributions in excess of accumulated earnings	(2,829)	(2,117)

Total shareholders’ equity	196,971	327,683

Total liabilities and shareholders’ equity	$197,185	$327,902

See accompanying notes to financial statements.

WEBSTER PREFERRED CAPITAL CORPORATION

STATEMENTS OF INCOME

	Years Ended December 31,
(In thousands, except per share data)	2008	2007	2006
Interest income:
Loans	$14,127	$17,009	$22,020
Securities and interest-bearing deposits	490	2,415	5,649

Total interest income	14,617	19,424	27,669

(Provision)/credit for loan losses	(420)	250	-

Interest income after recovery of loan losses	14,197	19,674	27,669

Non-Interest income:
Loss on write-down of securities available for sale to fair value	-	-	(526)
Loss on sale of securities	-	-	(117)

Total non-interest income	-	-	(643)

Non-Interest expenses:
Advisory fee expense paid to parent	205	205	202
Foreclosed property expenses	62	-	-
Other non-interest expense	105	118	127

Total non-interest expense	372	323	329

Net income	13,825	19,351	26,697
Preferred stock dividends	863	863	863

Net income available to common shareholder	$12,962	$18,488	$25,834

Basic net income per common share	$129,624	$184,883	$258,339

STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
(In thousands)	2008	2007	2006
Net income	$13,825	$19,351	$26,697
Other comprehensive income:
Unrealized net holding loss on securities available for sale arising during the year	-	-	(143)
Reclassification adjustment for loss on sale and write-down of securities available for sale included in net income	-	-	643

Other comprehensive income	-	-	500

Comprehensive income	$13,825	$19,351	$27,197

See accompanying notes to financial statements.

WEBSTER PREFERRED CAPITAL CORPORATION

STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except per share data)	Preferred Stock	Common Stock	Paid-In Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2005	$1,000	$1	$513,799	$(2,729)	$(500)	$511,571

Net income	-	-	-	26,697	-	26,697
Other comprehensive income	-	-	-	-	500	500
Dividends declared and paid:
Common stock ($261,310 per share)	-	-	-	(26,131)	-	(26,131)
Series B Preferred stock	-	-	-	(863)	-	(863)

Balance, December 31, 2006	$1,000	$1	$513,799	$(3,026)	$-	$511,774

Net income	-	-	-	19,351	-	19,351
Dividends declared and paid:
Return of capital dividend on common stock	-	-	(185,000)	-	-	(185,000)
Common stock ($175,790 per share)	-	-	-	(17,579)	-	(17,579)
Series B Preferred stock	-	-	-	(863)	-	(863)

Balance, December 31, 2007	$1,000	$1	$328,799	$(2,117)	$-	$327,683

Net income	-	-	-	13,825	-	13,825
Dividends declared and paid:
Return of capital dividend on common stock	-	-	(130,000)	-	-	(130,000)
Common stock ($136,740 per share)	-	-	-	(13,674)	-	(13,674)
Series B Preferred stock	-	-	-	(863)	-	(863)

Balance, December 31, 2008	$1,000	$1	$198,799	$(2,829)	$-	$196,971

See accompanying notes to financial statements.

WEBSTER PREFERRED CAPITAL CORPORATION

STATEMENTS OF CASH FLOWS

	Years ended December 31,
(In thousands)	2008	2007	2006
Cash flow from operating activities:
Net income	$13,825	$19,351	$26,697
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization and accretion	171	192	389
Loss on write down of securities available for sale to fair value	-	-	526
Loss on sale of REO	56	-	-
Provision (credit) for loan losses	420	(250)	-
Loss on sale of securities	-	-	117
Decrease (increase) in accrued interest receivable	375	675	(75)
(Decrease) increase in accrued expenses and other liabilities	(5)	3	26
Decrease (increase) in prepaid expenses and other assets	313	1,261	(1,470)
Net cash provided by operating activities	15,155	21,232	26,210
Cash flow from investing activities:
Principal repayments on mortgage-backed securities	-	-	4,393
Proceeds from sale of mortgage-backed securities	-	-	36,769
Proceeds from sale of forclosed properties	326	-	-
Net decrease (increase) in interest-bearing deposits	51,000	29,000	(3,000)
Net decrease in residential mortgage loans	84,193	99,397	15,576
Net cash provided by investing activities	135,519	128,397	53,738
Cash flow from financing activities:
Dividends paid on common and preferred stock	(14,537)	(18,442)	(26,994)
Return of capital dividend	(130,000)	(185,000)	-
Net cash used by financing activities	(144,537)	(203,442)	(26,994)
Increase (decrease) in cash and cash equivalents	6,137	(53,813)	52,954
Cash and cash equivalents at beginning of year	2,543	56,356	3,402
Cash and cash equivalents at end of year	$8,680	$2,543	$56,356

See accompanying notes to financial statements.

During 2008 there were $382,000 of loans transferred from residential mortgage loans to foreclosed properties.

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

Basis of Financial Statement Presentation

The financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”). In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, as of the date of the financial statements, and revenues and expenses for the periods presented. The actual results of the Company could differ from those estimates. An example of a material estimate that is susceptible to near-term changes is the allowance for loan losses.

Residential Mortgage Loans

Loans represent assets that the Company acquires from Webster Bank at carrying value. While these transfers represent legal sales by Webster Bank, Webster Bank may not record the transfers as sales for GAAP accounting purposes because of its 100% direct ownership interest in the Company. Accordingly, the Company’s assets represent non recourse receivables from Webster Bank which are fully collateralized by the underlying loans. The underlying loans are whole loans secured by first mortgages or deeds of trust on single family (one-to-four unit) residential real estate properties located primarily in Connecticut. The assets continue to be classified as residential loans in the Company’s financial statements because the returns on and the recoverability of these non-recourse receivables are entirely dependent on the performance of the underlying residential loans.

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

Mortgage-Backed Securities

Mortgage-backed securities are issued by U.S. government agencies or government-sponsored enterprises and were classified as available for sale. Available for sale securities were carried at fair value with unrealized gains and losses recorded as adjustments to shareholders’ equity. The adjustment to shareholders’ equity was not tax-effected, as the Company is generally not subject to federal and state income tax. Realized gains and losses on sales of securities are recorded using the specific identification method. Unrealized losses on securities are charged to earnings when the decline in fair value is judged to be other than temporary. At December 31, 2008 and 2007, the Company did not hold any mortgage-backed securities.

Net Income Per Common Share

Basic net income per common share is calculated by dividing net income available to common shareholders by the weighted-average number of shares of common stock outstanding. Diluted net income per common share does not apply since the Company has issued no options or other instruments representing potential common shares. The weighted-average number of shares used in the computation of basic earnings per common share for the years ended December 31, 2008, 2007 and 2006 was 100.

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

Note 2: Residential Mortgage Loans, Net

A summary of residential mortgage loans, net, by type and original maturity follows:

	Years Ended December 31,
(In thousands)	2008	2007
Fixed-rate loans:
15 yr. loans	$7,591	$26,465
20 yr. loans	5,991	6,610
25 yr. loans	3,029	3,140
30 yr. loans	93,329	136,124
Total fixed-rate loans	109,940	172,339
Adjustable-rate loans:
15 yr. loans	438	547
20 yr. loans	557	594
25 yr. loans	444	487
30 yr. loans	77,704	99,700
Total adjustable-rate loans	79,143	101,328
Total residential mortgage loans	189,083	273,667
Premiums and deferred costs on loans, net	796	967
Less: allowance for loan losses	(2,183)	(1,772)
Residential mortgage loans, net	$187,696	$272,862

There were no loans acquired by the Company from Webster Bank in 2008, $50.8 million in 2007 and $117.7 million in 2006. Loans transferred by the Company to Webster Bank totaled $46.4 million in 2008, $90.4 million in 2007 and $73.3 million in 2006.

At December 31, 2008, 58.1% of the Company’s residential mortgage loans are fixed rate loans and 41.9% are adjustable-rate loans.

During 2008 the domestic and global financial and capital markets experienced significant disruption and volatility which, along with turmoil in the mortgage market, has led to a significant credit and liquidity crisis. These market conditions were attributable to a variety of factors; in particular the fallout associated with subprime mortgage loans (a type of lending never actively pursued by the Company). The disruption has been exacerbated by the continued value declines in the real estate and housing markets. The Company is not immune to some negative consequences arising from overall economic weakness and, in particular, a sharp downturn in the housing market, both locally and nationally. Decreases in real estate values could adversely affect the value of property used as collateral for loans. Adverse changes in the economy may have a further negative effect on the ability of the Company’s borrowers to make timely loan payments, which would have an adverse impact on the Company’s earnings. A further increase in loan delinquencies would decrease net interest income and increase loan losses, causing potential increases in the provision and allowance for credit losses.

A detail of the change in the allowance for loan losses follows:

	Years Ended December 31,
(In thousands)	2008	2007	2006
Balance at beginning of year	$1,772	$2,022	$2,022
Provision/(credit) for loan losses	420	(250)	-
Charge-offs	(9)	-	-
Balance at end of year	$2,183	$1,772	$2,022

Total non-accrual loans at December 31, 2008 was $0.8 million, an increase of $0.1 million from December 31, 2007. Interest on non-accrual loans that would have been recorded as additional interest income for the years ended December 31, 2008, 2007 and 2006 had the loans been current in accordance with their original terms totaled $19,000, $23,000 and $4,000, respectively.

During 2008, there was $382,000 in mortgage loans transferred to other real estate owned. At December 31, 2008 the loans held in other real estate owned were sold and there was no remaining balance for 2008. The Company recorded foreclosure expenses of $62,000 for 2008.

Note 3: Redeemable Preferred Stock

In December 1997, 1,000,000 shares of Series B 8.625% cumulative redeemable preferred stock were issued at $10 per share, raising $10.0 million net of issuance costs. The Series B preferred stock is redeemable solely at the option of the Company, which has no current plans to redeem the preferred stock. The redemption price is $10 per share.

Note 4: Servicing

The mortgage loans owned by the Company are serviced by Webster Bank pursuant to the terms of a servicing agreement. Webster Bank in its role as servicer under the terms of the servicing agreement is herein referred to as the “Servicer.” The Servicer receives fees at an annual rate of (i) 8 basis points for fixed-rate loan servicing and collection, (ii) 8 basis points for adjustable-rate loan servicing and collection, and (iii) 5 basis points for all other services to be provided, as needed, in each case based on the daily outstanding balances of all the Company’s loans for which the Servicer is responsible. The services provided to the Company by Webster Bank are at the level of a sub-servicing agreement. As such, the Company estimates that the fees paid to Webster Bank for servicing approximates fees that would be paid if the Company operated as an unaffiliated entity. Servicing fees paid for the years 2008, 2007 and 2006 were $205,000, $240,000 and $313,000, respectively. Servicing fees are netted against interest income in the Statements of Income, as they are considered a reduction in yield to the Company.

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

Note 5: Advisory Services

Advisory services are being provided pursuant to an agreement with Webster Bank to provide the Company with the following types of services: administer the day-to-day operations, monitor the credit quality of the mortgage assets, advise with respect to the acquisition, management, financing, and disposition of mortgage related assets and provide the necessary executive administration, human resources, accounting and control, technical support, record keeping, copying, telephone, mailing and distribution, investment and funds management services. Webster Bank received an annual fee for advisory services provided to the Company of $205,000 in 2008 compared to $205,000 in 2007 and $202,500 in 2006. The Company estimates that the fees paid to Webster Bank for advisory services approximate fees that would be paid for such services if the Company were an unaffiliated entity.

Operating expenses outside the scope of the advisory agreement are paid directly by the Company. Such expenses include, but are not limited to, fees for third party consultants, attorneys and external auditors, and any other expenses incurred that are not directly related to the advisory agreement.

Note 6: Income Taxes

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

The Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income taxes, on January 1, 2007, which addressed the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, a Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. FIN 48 did not have a material impact on the results of the operations, financial condition, or liquidity of the Company.

The Company recognizes interest and penalties related to unrecognized tax benefits, where applicable, in income tax expense. No interest or penalties were recognized in its statements of income for 2008 or 2007, or in its statement of condition at December 31, 2008.

The Company’s federal and Connecticut income tax returns remain open to examination for calendar tax years subsequent to 2004.

Note 7: Fair Value Measurements

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

There were no financial assets and financial liabilities measured at fair value on a recurring or non-recurring basis as of December 31, 2008.

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

A summary of estimated fair values of significant financial instruments consisted of the following at December 31. Beginning with the year ended December 31, 2008, the fair value estimates are determined in accordance with SFAS 157.

	Years Ended December 31,
	2008		2007
(In thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash	$8,680	$8,680	$2,543	$2,543
Interest-bearing deposits	—	—	51,000	51,000
Residential mortgage loans, net	187,696	176,805	272,862	273,272

The carrying amounts for cash and interest-bearing deposits approximate fair value. Webster utilized an independent third party valuation firm to determine the fair value for loans, net as of December 31, 2008 in light of current market conditions and illiquidity of the secondary market for loan sales. The fair value of loans is estimated based on discounted expected cash flows. These cash flows include assumptions for prepayment estimates over the loan’s remaining life. Considerations for the current interest rate environment compared to the weighted average rate of each portfolio, a credit risk component based on the historical and expected performance of each portfolio and a liquidity adjustment related to the current market environment.

Note 8: Selected Quarterly Financial Data (unaudited)

(In thousands, except share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

2008
Interest income	$4,193	$3,687	$3,507	$3,230
Provision for loan losses	-	(170)	-	(250)
Non-interest expenses	79	91	134	68

Net income	4,114	3,426	3,373	2,912
Preferred dividends	216	215	216	216

Net income available to common shareholder	$3,898	$3,211	$3,157	$2,696

Basic net income per common share	$38,980	$32,110	$31,570	$26,964

2007
Interest income	$5,322	$4,913	$4,823	$4,366
Noninterest income	-	-	-	-
Credit for loan losses	-	250	-	-
Non-interest expenses	78	100	85	60

Net income	5,244	5,063	4,738	4,306
Preferred dividends	216	215	216	216

Net income available to common shareholder	$5,028	$4,848	$4,522	$4,090

Basic net income per common share	$50,280	$48,480	$45,220	$40,900

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

Internal Control Over Financial Reporting

The Company’s management has issued a report on its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008.

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

Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; and

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Management has evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 based on the control criteria established in a report entitled Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on such evaluation, we have concluded that the Company’s internal control over financial reporting is effective as of December 31, 2008.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report

/s/ Douglas O. Hart	/s/ James C. Smith
Douglas O. Hart	James C. Smith,
Senior Vice President, Chief Financial Officer	President and Director (Principal Executive Officer)
(Principal Financial Officer)

Date: March 10, 2009

Item 9B.  Other Information

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The Company’s Board of Directors currently consists of three members. Directors are elected for a one-year term. The Company currently has three executive officers and no other employees.

The persons who are current directors and executive officers of the Company are as follows:

Name	Age at December 31, 2008	Positions and Offices Held

James C. Smith	59	President, Director

Harriet Munrett Wolfe	55	Director

Gerald P. Plush	50	Director

Douglas O. Hart	57	Senior Vice President, Chief Financial Officer

Gregory S. Madar	46	Senior Vice President, Chief Accounting Officer

Bruce E. Wandelmaier	48	Treasurer

Mark S. Lyon	48	Secretary

The following is a summary of the experience of the officers and directors of the Company:

James C. Smith has been a director and President of the Company since July 2008. He is also Chairman, President, Chief Executive Officer and a director of Webster and Webster Bank, having been elected Chief Executive Officer in 1987 and Chairman in 1995. Mr. Smith joined Webster Bank in 1975, and was elected President, Chief Operating Officer and a director of Webster Bank in 1982 and of Webster in 1986. Mr. Smith served as President of Webster and Webster Bank until 2000. Mr. Smith is a director of the Federal Reserve Bank of Boston and was a member of the Federal Advisory Council which advises the deliberations of the Federal Reserve Board of Governors until December 2007. He is a member of the executive committee of the Connecticut Bankers Association, co-chairman of the American Bankers Council and a former director of the Federal Home Loan Bank of Boston. He is a director of St. Mary’s Hospital and the Palace Theater, both of Waterbury, Connecticut, and was a director of MacDermid, Incorporated (NYSE: MRD) until it was sold in June 2007.

Harriet Munrett Wolfe has been a director of the Company since 1997. She is also the Executive Vice President, General Counsel and Secretary of Webster and Webster Bank. Ms. Wolfe joined Webster and Webster Bank in March 1997 as Senior Vice President and Counsel, was appointed Secretary in June 1997 and General Counsel in September 1999. In December 2002, she was appointed Executive Vice President of Webster and Webster Bank.

Gerald P. Plush has been a director of the Company since 2006. He is also Senior Executive Vice President and Chief Financial Officer/Chief Risk Officer of Webster and Webster Bank. Mr. Plush joined Webster in July 2006 and was promoted to Senior Executive Vice President in July 2007. He was elected Chief Risk Officer in July 2008. Prior to joining Webster, Mr. Plush was employed at MBNA America in Wilmington, Delaware. In his most recent position with MBNA, he was Senior Executive Vice President and Managing Director of Corporate Development and Acquisitions. Prior to this position, Mr. Plush was Senior Executive Vice President and Chief Financial Officer of MBNA’s North American Operations, and prior to that he was Senior Executive Vice President and Chief Financial Officer of U.S. Credit Card.

Douglas O. Hart has been the Senior Vice President and Chief Financial Officer of the Company since April 2008. He is also Executive Vice President, Chief Accounting Officer of Webster and Webster Bank. Mr. Hart joined Webster and Webster Bank as Chief Accounting Officer in June of 2007 and was appointed Executive Vice President in September of 2008. Prior to joining Webster and Webster Bank he was Senior Executive Vice President—Treasury Operations and Deposits for MBNA Corporation in Wilmington, Delaware.

Gregory S. Madar has been the Senior Vice President and Chief Accounting Officer of the Company since April 2008. He also served as the Treasurer of the Company from 2001 to 2003, as Secretary of the Company from March 1997 to March 1999 and as Assistant Secretary of the Company from 1999 to April 2008. He is also Senior Vice President and Controller of Webster Bank. Mr. Madar, a Certified Public Accountant, joined Webster Bank in 1995 as Vice President and Tax Manager and was elected Senior Vice President and Assistant Controller in January 2000. In February 2002, he was promoted to Senior Vice President and Controller of Webster.

Bruce E. Wandelmaier has been the Senior Vice President and Treasurer of the Company since April 2008. He is also Senior Vice President and Treasurer of Webster Bank. Mr. Wandelmaier joined Webster Bank in 1999 as Senior Vice President and Asset/Liability Manager. He was promoted to Treasurer in December 2007. Prior to joining Webster, Mr. Wandelmaier was Vice President and Corporate Forecasting Manager of First Union, Charlotte, North Carolina and prior to that Vice President and Asset/Liability Manager of First Fidelity Bank in Newark, New Jersey.

Mark S. Lyon has been the Secretary of the Company since December 2005. He is also Assistant Secretary of Webster and Senior Vice President and Assistant Secretary of Webster Bank. Mr. Lyon joined Webster in November 2005. Previously Mr. Lyon was Assistant Secretary for Praxair, Inc., an industrial gases company in Danbury, CT.

Code of Business Conduct and Ethics

The Company, including its Board of Directors is subject to Webster’s Code of Business Conduct and Ethics. The Code of Business Conduct and Ethics is available at Webster’s website at www.websteronline.com.

Audit Committee Matters

The entire Board of Directors serves as the audit committee of the Company. The Company, as an indirect subsidiary of Webster Financial Corporation (NYSE: WBS), is relying on the exemption provided in Section10A-3(c)(2) of the Securities Exchange Act of 1934.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors and executive officers and persons who own more than 10% of its Series B Preferred Stock to file with the SEC initial reports of ownership of the Company’s equity securities and to file subsequent reports when there are changes in such ownership. Based on a review of reports submitted to the Company, the Company believes that during the fiscal year ended December 31, 2008, all Section 16(a) filing requirements applicable to the Company’s officers, directors and more than 10% owners were complied with on a timely basis.

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

The Company does not pay the directors of the Company fees for their services as directors. Although no direct compensation is paid by the Company, under the Advisory Services Agreement, the Company reimburses Webster Bank for its proportionate share of the salaries of such persons for services rendered.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of December 31, 2008, the number and percentage of the outstanding shares of either our Common Stock or Series B Preferred Stock beneficially owned by (i) all persons known by the Company to own more than five percent of such shares, (ii) each director of the Company, and (iii) each executive officer of the Company, and (iv) all executive officers and directors of the Company as group. i

Name and Address of Beneficial Owner	Amount of Beneficial Ownership	Percent of Class of Outstanding Shares

Webster Bank 145 Bank Street Waterbury, CT	100 shares	Common – 100%

James C. Smith President, Director	-0-	-0-

Harriet Munrett Wolfe Director	-0-	-0-

Gerald P. Plush Director	-0-	-0-

Douglas O. Hart Senior Vice President, Chief Financial Officer	-0-	-0-

Gregory S. Madar Senior Vice President, Chief Accounting Officer	300 shares	Series B Preferred Stock*

Bruce E. Wandelmaier Treasuer	-0-	-0-

Mark S. Lyon Secretary	-0-	-0-

All Officers and Directors as a group	300 shares	Series B Preferred Stock*

* Less then one percent

The Company does not maintain any compensation plans pursuant to which equity securities of the Company may be issued.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The Company is organized as a subsidiary of Webster Bank, is controlled by, and through advisory and servicing agreements is totally reliant on, Webster Bank. The Company’s Board of Directors consists entirely of Webster Bank employees and, through the advisory and servicing agreements, Webster Bank and its affiliates are involved in every aspect of the Company’s existence. Webster Bank administers the day-to-day activities of the Company in its role as Advisor under the Advisory Agreement and acts as Servicer of the Company’s Mortgage Loans under the Servicing Agreement. In addition, all of the officers of the Company are also officers of Webster Bank. As the holder of all of the outstanding voting stock of the Company, Webster Bank generally will have the right to elect all of the directors of the Company. For a description of the fees Webster Bank is entitled to receive under the Advisory Agreement and Servicing Agreements, see Notes 5 and 6 to the Company’s Financial Statements included in Item 8.

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

Because Webster bank owns more than 50% of the voting power of WPCC’s common stock, the Company is considered a “controlled company” for the purposes of NASDAQ listing requirements, and the Company qualifies for, and relies on, the “controlled company” exception to the board of directors and committee composition requirements under the Marketplace Rules of the NASDAQ Stock Market. Pursuant to this exception, the Company is exempt from the rules that require its board of directors to be comprised of a majority of “independent directors”.

Policies and Procedures Regarding Transactions with Related Persons

The Company is covered under Webster’s Code of Business Conduct and Ethics. Pursuant to Webster’s Code of Business Conduct and ethics, all related party transactions must be conducted at arm’s length. Any consideration paid or received in such a transaction must be on terms no less favorable than terms available to an unaffiliated third party under similar circumstances.

Item 14.  Independent Registered Public Accounting Firm Fees and Services

Audit and Non-Audit Fees

The following table presents fees for professional audit services rendered by KPMG LLP for the audit of the Company’s annual financial statements for the years ended December 31, 2008 and 2007, and fees billed for other services rendered by KPMG LLP during those periods.

	Years Ended December 31,
	2008	2007

Audit Fees	$33,600	$32,000

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

WEBSTER PREFERRED CAPITAL CORPORATION
Registrant

BY:	/s/ James C. Smith
James C. Smith , President and Director

Date:	March 10, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 10, 2009.

By:	/s/ James C. Smith
James C. Smith, President and Director (Principal Executive Officer)

By:	/s/ Douglas O. Hart
Douglas O. Hart , Senior Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ Gerald P. Plush
Gerald P. Plush, Director

By:	/s/ Harriet Munrett Wolfe
Harriet Munrett Wolfe, Director

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Webster Preferred Capital Corporation (the “Company”) (incorporated herein by reference from Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

3.2	Certificate of Amendment of Rights and Preferences of the Series B 8.625% Cumulative Redeemable Preferred Stock of the Company (incorporated herein by reference from Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

3.3	Amended and Restated By-Laws of the Company (incorporated herein by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 9, 2007).

4.1	Specimen of certificate representing the Series B 8.625% Cumulative Redeemable Preferred Stock of the Company (incorporated herein by reference from Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

10.1	Mortgage Assignment Agreement, made as of March 17, 1997, by and between Webster Bank and the Company (incorporated herein by reference from Exhibit 10.1 to the Company’s Registration Statement on Form S-11 (File No. 333-38685) filed with the SEC on October 24, 1997).

10.2	Amended and Restated Master Service Agreement, dated March 31, 2006, between Webster Bank and the Company (incorporated herein by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, filed with the SEC on August 8, 2006).

10.3	Amended and Restated Advisory Service Agreement, made as of March 31, 2006, by and between Webster Bank and the Company (incorporated herein by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, filed with the SEC on August 8, 2006).

31.1	Certificate of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Written Statement pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Principal Executive Officer.

32.2	Written Statement pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Principal Financial Officer.