Form 10-Q
period 2009-03-31
WEBSTER PREFERRED CAPITAL CORP
filed 2009-05-14
CIK 1047865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of outstanding shares of the registrant’s of common stock, $.01 par value, as of April 30, 2009 was 100.

WEBSTER PREFERRED CAPITAL CORPORATION

Item 1.	FINANCIAL STATEMENTS (UNAUDITED)

WEBSTER PREFERRED CAPITAL CORPORATION

BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)	March 31, 2009	December 31, 2008

Assets

Cash	$9,738	$8,680
Residential mortgage loans, net	176,083	187,696
Accrued interest receivable	766	809
Prepaid expenses and other assets	23	—

Total assets	$186,610	$197,185

Liabilities
Accrued dividends payable to preferred shareholders	$180	$180
Accrued expenses and other liabilities	477	34

Total liabilities	657	214

Shareholders’ Equity

Series B 8.625% cumulative redeemable preferred stock, liquidation preference $10 per share; par value $1.00 per share:
1,000,000 shares authorized, issued and outstanding	1,000	1,000
Common stock, par value $.01 per share:
Authorized – 1,000 shares
Issued and outstanding - 100 shares	1	1
Paid-in capital	188,799	198,799
Distributions in excess of accumulated earnings	(3,847)	(2,829)

Total shareholders’ equity	185,953	196,971

Total liabilities and shareholders’ equity	$186,610	$197,185

See accompanying notes to financial statements

WEBSTER PREFERRED CAPITAL CORPORATION

STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2009	2008
Interest income:
Loans, net of servicing fees	$2,533	$3,838
Securities and interest-bearing deposits	—	355

Total interest income	2,533	4,193
Provision for loan losses	250	—

Total interest income after provision for loan losses	2,283	4,193

Noninterest expense:
Advisory fee expense paid to Parent	51	51
Other	40	28

Total noninterest expense	91	79

Net income	2,192	4,114
Preferred stock dividends	216	216

Net income available to common shareholder	$1,976	$3,898

Net income per common share:
Basic	$19,760	$38,980

See accompanying notes to financial statements

WEBSTER PREFERRED CAPITAL CORPORATION

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	Three Months Ended March 31,
(In thousands)	2009	2008
Beginning Balance	$196,971	$327,683
Net Income	2,192	4,114
Return of capital to Parent	(10,000)	(50,000)
Dividends on preferred stock	(216)	(216)
Dividends on common stock	(2,994)	(4,074)

Ending Balance	$185,953	$277,507

See accompanying notes to financial statements.

WEBSTER PREFERRED CAPITAL CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months ended March 31,
(In thousands)	2009	2008
Cash flow from operating activities:
Net income	$2,192	$4,114
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization and accretion	(21)	46
Provision for loan losses	250	—
Decrease in accrued interest receivable	43	70
Increase in accrued expenses and other liabilities	443	148
(Increase) decrease in prepaid expenses and other assets	(23)	290

Net cash provided by operating activities	2,884	4,668

Cash flow from investing activities:
Net decrease in short-term investments	—	40,000
Net decrease in residential mortgage loans	11,384	9,486

Net cash provided by investing activities	11,384	49,486

Cash flow from financing activities:
Dividends paid on preferred stock	(216)	(216)
Dividends paid on common stock	(2,994)	(4,074)
Return of capital to Parent	(10,000)	(50,000)

Net cash used in financing activities	(13,210)	(54,290)

Net increase (decrease) in cash and cash equivalents	1,058	(136)
Cash and cash equivalents at beginning of year	8,680	2,543

Cash and cash equivalents at end of period	$9,738	$2,407

See accompanying notes to financial statements.

WEBSTER PREFERRED CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1: Basis Of Presentation

The accompanying unaudited interim financial statements represent the accounts of Webster Preferred Capital Corporation (the “Company” or “WPCC”), a subsidiary of Webster Bank, National Association (“Webster Bank”) and have been prepared in conformity with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Amounts in prior period financial statements are reclassified whenever necessary to conform to current period presentations. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results which may be expected for the year as a whole.

The preparation of the Interim Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, as of the date of the Interim Financial Statements, and the reported amounts of revenues and expenses for the periods presented. Actual results could differ from those estimates. These Interim Financial Statements should be read in conjunction with the audited Financial Statements and Notes thereto included in WPCC’s Annual Report on Form 10-K for the year ended December 31, 2008.

NOTE 2: Residential Mortgage Loans and Allowance for Loan Losses

Loans represent assets that the Company acquired from Webster Bank at carrying value. While these transfers represent legal sales by Webster Bank, Webster Bank may not record the transfers as sales for GAAP purposes because of its 100% direct ownership interest in the Company. Accordingly, the Company’s assets represent non-recourse receivables from Webster Bank which are fully collateralized by the underlying loans. The underlying loans are whole loans secured by first mortgages or deeds of trust on single family (one-to-four unit) residential real estate properties located primarily in Connecticut. The assets continue to be classified as residential loans in the Company’s financial statements because the returns on and the recoverability of these non-recourse receivables are entirely dependent on the performance of the underlying residential loans.

Loans are stated at the principal amounts outstanding, adjusted by net deferred loan costs, fees, premiums, and the allowance for loan losses. Interest on loans is credited to income as earned based on the rate applied to principal amounts outstanding. Interest which is more than 90 days past due is not accrued. Such interest ultimately collected, if any, is credited to income in the period received. At March 31, 2009 there were $2.1 million of non-accruing loans. Deferred loan costs, fees and premiums on loans acquired are recognized in interest income over the lives of the loans using a method approximating the interest method. Servicing fees paid to the Servicer (as defined in Note 3 below) are recorded as a component of interest income.

A summary of the Company’s residential mortgage loans by type and original maturity follows:

(In thousands)	March 31, 2009	December 31, 2008
Fixed-rate loans:
15 yr. loans	$6,601	$7,591
20 yr. loans	5,481	5,991
25 yr. loans	3,002	3,029
30 yr. loans	87,891	93,329

Total fixed-rate loans	102,975	109,940

Adjustable-rate loans:
15 yr. loans	919	438
20 yr. loans	552	557
25 yr. loans	432	444
30 yr. loans	72,767	77,704

Total adjustable-rate loans	74,670	79,143

Total residential mortgage loans	177,645	189,083

Premiums and deferred costs on loans, net	817	796
Less: allowance for loan losses	(2,379)	(2,183)

Residential mortgage loans, net	$176,083	$187,696

As of March 31, 2009, 58.0% of the Company’s residential mortgage loans are fixed-rate loans and 42.0% are adjustable-rate loans.

A summary of the changes in the allowance for loan losses follows:

	Three months ended March 31,
(In thousands)	2009	2008
Balance at beginning of year	$2,183	$1,772
Provision for loan losses	250	—
Charge-offs	(54)	(9)

Balance at end of period	$2,379	$1,763

There was a provision for loan losses of $250,000 recorded for the three months ended March 31, 2009. There was no provision recorded for the three months ended March 31, 2008. Charge-offs totaled $54,000 and $9,000 for the three months ended March 31, 2009 and 2008, respectively.

Total delinquent loans at March 31, 2009 were $5.8 million, an increase of $3.9 million from March 31, 2008. A loan is deemed to be delinquent for reporting purposes when it is more than 30 days past due. The increase in delinquency is a direct result of the difficult economic conditions that exist in the U.S. economy and housing markets.

There has been significant disruption and volatility in the financial and capital markets. Turmoil in the mortgage market adversely impacted both domestic and global markets, and led to a significant credit and liquidity crisis. The disruption has been exacerbated by the continued value declines in the real estate and housing market. The Company is not immune to some negative consequences arising from overall economic weakness and, in particular, a sharp downturn in the housing market. Decreases in real estate values could adversely affect the value of property used as collateral for our loans. Adverse changes in the economy may have a negative effect on the ability of our borrowers to make timely loan payments, which would have an adverse impact on our earnings. A further increase in loan delinquencies may increase non-accrual loans decreasing our net interest income and adversely impact our loan loss experience, causing potential increases in our provision for loan losses and allowance for loan losses.

NOTE 3: Servicing

The mortgage loans owned by the Company are serviced by Webster Bank pursuant to the terms of a servicing agreement. Webster Bank, in its role as servicer under the terms of the servicing agreement, is herein referred to as the “Servicer.” The Servicer receives fees at an annual rate of (i) 8 basis points for fixed-rate loan servicing and collection, (ii) 8 basis points for variable-rate loan servicing and collection and (iii) 5 basis points for all other services to be provided, as needed, in each case based on the daily outstanding balances of all the Company’s loans for which the Servicer is responsible. The services provided to the Company by Webster Bank are at the level of a sub-servicing agreement. As such, the Company estimates that the fees paid to Webster Bank for servicing approximates fees that would be paid if the Company operated as an unaffiliated entity. Servicing fees paid for the three months ended March 31, 2009 were $37,000 and for the three months ended March 31, 2008 were $54,000. Servicing fees are netted against interest income in the Statements of Income, as they are considered a reduction in yield to the Company.

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

General

The Company is a subsidiary of Webster Bank and has elected to be treated as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”). The Company will generally not be subject to federal income tax for as long as it maintains its qualification as a REIT, requiring among other things, that it currently distribute to stockholders at least 90% of its “REIT taxable income” (not including capital gains and certain items of noncash income). The following discussion of the Company’s financial condition and results of operations should be read in conjunction with the Company’s financial statements and other financial data included elsewhere herein and in conjunction with the Company’s 2008 Annual Report on Form 10-K.

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

Summary

Total interest income net of servicing fees of $2.5 million for the three months ended March 31, 2009 decreased $1.7 million or, 40.5%, compared to $4.2 million for the three months ended March 31, 2008.

For the three months ended March 31, 2009 average loans decreased $84.6 million and average short term investments decreased by $40.0 million compared to the three months ended March 31, 2008. The yield on earning assets for the three months ended March 31, 2009 was 5.45% compared to 5.40 % for the three months ended March 31, 2008.

Changes in Financial Condition

Total assets, consisting primarily of residential mortgage loans, were $186.6 million at March 31, 2009, a decrease of $10.6 million from $197.2 million at December 31, 2008. Residential mortgage loans decreased $11.6 million primarily as a result of principal repayments. There were no loan transactions with Webster Bank during the three months ended March 31, 2009. Cash increased by $1.1 million compared to December 31, 2008. Shareholders’ equity decreased by $11.0 million to $186.0 million at March 31, 2009 from $197.0 million at December 31, 2008, the decrease was caused by a $10.0 million in return of capital to the Parent and $3.2 million in common and preferred dividends partially offset by net income of $2.2 million for the three months ended March 31, 2009.

Asset Quality

At March 31, 2009 and December 31, 2008, residential real estate loans comprised the entire loan portfolio. All residential loans were acquired from Webster Bank. The Company from time to time also invests in short-term investments.

The following table details the Company’s past due loans:

	March 31, 2009		December 31, 2008
(In thousands)	Principal Balance	% of Loans	Principal Balance	% of Loans

Past Due 30-89 days
Residential loans	$3,631	2.04%	$4,785	2.53%

Total past due loans	$3,631	2.04%	$4,785	2.53%

The following table details the Company’s nonperforming loans:

(In thousands)	March 31, 2009	December 31, 2008
Nonaccrual loans	$2,145	$823

Total non-performing loans	$2,145	$823

At March 31, 2009 and December 31, 2008, the allowance for loan losses was approximately $2.4 million and $2.2 million, respectively. Management believes that the allowance for loan losses is adequate to cover probable losses inherent in the portfolio.

Non-performing loans consist of twelve loans at March 31, 2009. Non-performing loans increased by $1.3 million to $2.1 million at March 31, 2009 compared to $0.8 million at December 31, 2008. There were six loans that became non-performing during the three months ended March 31, 2009.

The provision for loan losses for the three months ended March 31, 2009 was $250,000 compared with no provision for the three months ended March 31, 2008. Total delinquent loans at March 31, 2009 were $5.8 million, an increase of $0.2 million from December 31, 2008. A loan is deemed to be delinquent for reporting purposes when it is more than 30 days past due. The increase in delinquencies in this current period of economic uncertainty is reflected in the increased provision for the three months ended March 31, 2009.

Liquidity and Capital Resources

The primary sources of liquidity for the Company are principal and interest payments from the residential mortgage loans. The primary uses of liquidity are acquisitions of residential mortgage loans and the payment of dividends on the common and preferred stock.

While scheduled loan amortization and maturities of short-term investments are predictable sources of funds, loan prepayments can vary greatly and are influenced by factors such as general interest rates and economic conditions. One of the inherent risks of investing in loans is the possibility prepayments of principal prior to maturity at prepayment rates different than those estimated at the time of purchase. This generally occurs because of changes in market interest rates.

In the unlikely event that principal and interest payments on its mortgage assets are insufficient to meet its operating needs, WPCC has the ability to raise additional funds. For example, WPCC’s residential mortgage loans are underwritten to meet secondary market requirements and could be sold or securitized as mortgage-backed securities and used as borrowing collateral, although the Company had no plans to do so at March 31, 2009.

Asset/Liability Management

The goal of the Company’s asset/liability management policy is to manage interest-rate risk so as to maximize net interest income over time in changing interest rate environments while maintaining acceptable levels of risk. The Company prepares estimates of the level of prepayments and the effect of such prepayments on the level of future earnings due to reinvestment of funds at rates different than those that currently exist. The Company is unable to predict future fluctuations in interest rates. The fair market values of the Company’s financial assets are sensitive to fluctuations in market interest rates. The market values of fixed-rate loans tend to decline in value as interest rates rise. If interest rates decrease, the market value of loans and generally will tend to increase with the level of prepayments also normally increasing. The interest income earned on the Company’s variable-rate, interest-sensitive instruments, which represent primarily variable-rate mortgage loans, may change due to changes in quoted interest-rate indices. The variable-rate mortgage loans generally re-price based on a stated margin over U.S. Treasury Securities indices of varying maturities, the terms of which are established at the time that the loan is closed. At March 31, 2009, 42.0% of the Company’s residential mortgage loans were adjustable-rate loans.

Results of Operations

For the three months ended March 31, 2009, the Company reported net income available to common shareholder of $2.0 million, a decrease of $1.9 million, or 49.3%, compared to the same period in 2008.

Interest income net of servicing fees for the three months ended March 31, 2009 was $2.5 million, a decrease of $1.7 million, or 39.6%, compared to $4.2 million for the three months ended March 31, 2008. The decrease in interest income was primarily related to a reduction in average interest earning assets of $124.7 million for the three months ended March 31, 2009 compared to the three months ended March 31, 2008. The average yield for mortgage loans declined by 23 basis points. There were no short-term investments during the first quarter of 2009.

The following table shows the categories of average interest-earning assets, together with their respective interest income and the rates earned by the Company:

	Three Months Ended March 31, 2009			Three Months Ended March 31, 2008
(In thousands)	Average Balance	Interest Income	Average Yield	Average Balance	Interest Income	Average Yield
Mortgage loans	$185,856	$2,533	5.45%	$270,479	$3,838	5.68%
Short-term investments	—	—	—	40,033	355	3.55

Total	$185,856	$2,533	5.45%	$310,512	$4,193	5.40%

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

	Three Months Ended March 31, 2009 v. 2008 Increase (Decrease) due to
(In thousands)	Rate	Volume	Total
Interest on interest-earning assets:
Mortgage loans	$(446)	$(859)	$(1,305)
Short-term investments	(284)	(71)	(355)

Net change in net interest income	$(730)	$(930)	$(1,660)

WEBSTER PREFERRED CAPITAL CORPORATION

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following table summarizes the estimated market value of the Company’s interest-sensitive assets at March 31, 2009 and December 31, 2008 and the projected change in market values if interest rates instantaneously increase by 100 basis points.

			Estimated Market Value Impact
(In thousands)	Amortized Cost	Market Value	-100 BP	+100 BP
At March 31, 2009
Interest sensitive assets:
Fixed-rate residential loans	$102,975	$106,225	N/A	$(3,490)
Adjustable-rate residential loans	74,670	75,163	N/A	(670)

	$177,645	$181,388	N/A	$(4,160)

At December 31, 2008
Interest sensitive assets:
Fixed-rate residential loans	$109,940	$112,627	N/A	$(3,669)
Adjustable-rate residential loans	79,143	78,144	N/A	(786)

	$189,083	$190,771	N/A	$(4,455)

Interest-sensitive assets, when shocked by a plus 100 basis point rate change, results in an unfavorable $4.2 million, or 2.3%, change in market value at March 31, 2009 compared to an unfavorable $4.5 million, or 2.3%, market value change at December 31, 2008. Changes in the projected market value due to the instantaneous rate changes at March 31, 2009 compared to December 31, 2008 are a result of changes in outstanding balances of the assets, and do not represent a significant change due to interest rates since year end.

Based on the asset/liability mix at March 31, 2009, management estimates that a gradual 200 basis point increase in interest rates over a 12 month period would increase net income over that period by approximately 3.6%. At December 31, 2008, a projected 200 basis point increase in rates produced a net income increase of 4.1%.

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

These assumptions are inherently uncertain and, as a result, the simulation analyses cannot precisely estimate the impact that higher or lower rate environments will have on net interest income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes, changes in cash flow patterns and market conditions, as well as changes in management’s strategies. Management believes that the Company’s interest rate risk position at March 31, 2009 , represents a reasonable level of risk.

Item 4.	CONTROLS AND PROCEDURES

As of March 31, 2009 the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its principal executive officer and its principal financial officer, of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms. There was no change in the Company’s internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

There are no material pending legal proceedings, other than ordinary routine litigation incident to its business, to which the Company is a party or of which any of its property is the subject.

Item 1A.	RISK FACTORS

During the first quarter of 2009, there were no material changes to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

Date: May 13, 2009

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