Form 10-Q
period 2009-06-30
WEBSTER PREFERRED CAPITAL CORP
filed 2009-08-06
CIK 1047865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 0-23513

WEBSTER PREFERRED CAPITAL CORPORATION

(Exact name of registrant as specified in its charter)

Connecticut	06-1478208
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification Number)

Webster Plaza, Waterbury, Connecticut	06702
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of outstanding shares of the registrant’s of common stock, $.01 par value, as of July 31, 2009 was 100.

WEBSTER PREFERRED CAPITAL CORPORATION

Item 1.	FINANCIAL STATEMENTS (UNAUDITED)

WEBSTER PREFERRED CAPITAL CORPORATION

CONDENSED BALANCE SHEETS

(In thousands, except share and per share data)	June 30, 2009	December 31, 2008
	(unaudited)
Assets

Cash	$6,296	$8,680
Residential mortgage loans, net	168,757	187,696
Accrued interest receivable	729	809
Prepaid expenses and other assets	15	—

Total assets	$175,797	$197,185

Liabilities

Accrued dividends payable to preferred shareholders	$180	$180
Accrued expenses and other liabilities	89	34

Total liabilities	269	214

Shareholders’ Equity

Series B 8.625% cumulative redeemable preferred stock, liquidation preference $10 per share; par value $1.00 per share:
1,000,000 shares authorized, issued and outstanding	1,000	1,000
Common stock, par value $.01 per share:
Authorized – 1,000 shares
Issued and outstanding – 100 shares	1	1
Paid-in capital	178,799	198,799
Distributions in excess of accumulated earnings	(4,272)	(2,829)

Total shareholders’ equity	175,528	196,971

Total liabilities and shareholders’ equity	$175,797	$197,185

See accompanying notes to condensed financial statements.

WEBSTER PREFERRED CAPITAL CORPORATION

CONDENSED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2009	2008	2009	2008
Interest income:
Loans, net of servicing fees	$2,263	$3,636	$4,796	$7,474
Interest-bearing deposit	—	51	—	406

Total interest income	2,263	3,687	4,796	7,880
Provision for loan losses	280	170	530	170

Total interest income after provision for loan losses	1,983	3,517	4,266	7,710

Noninterest expense:
Advisory fee expense paid to Parent	55	52	106	103
Other	37	39	77	67

Total noninterest expense	92	91	183	170

Net income	1,891	3,426	4,083	7,540
Preferred stock dividends	215	215	431	431

Net income available to common shareholder	$1,676	$3,211	$3,652	$7,109

Net income per common share:
Basic	$16,760	$32,110	$36,520	$71,090

See accompanying notes to condensed financial statements.

WEBSTER PREFERRED CAPITAL CORPORATION

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	Six Months Ended June 30,
(In thousands)	2009	2008
Beginning Balance	$196,971	$327,683
Net Income	4,083	7,540
Dividends on preferred stock	(431)	(431)
Dividends on common stock	(5,095)	(7,575)
Return of capital to Parent	(20,000)	(60,000)

Ending Balance	$175,528	$267,217

See accompanying notes to condensed financial statements.

WEBSTER PREFERRED CAPITAL CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months ended June 30,
(In thousands)	2009	2008
Cash flow from operating activities:
Net income	$4,083	$7,540
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization and accretion	12	107
Provision for loan losses	530	170
Decrease in accrued interest receivable	80	119
Increase in accrued expenses and other liabilities	55	127
(Increase) decrease in prepaid expenses and other assets	(15)	299

Net cash provided by operating activities	4,745	8,362

Cash flow from investing activities:
Net decrease in short-term investments	—	51,000
Net decrease in residential mortgage loans	18,397	21,943

Net cash provided by investing activities	18,397	72,943

Cash flow from financing activities:
Dividends paid on preferred stock	(431)	(431)
Dividends paid on common stock	(5,095)	(7,575)
Return of capital to Parent	(20,000)	(60,000)

Net cash used in financing activities	(25,526)	(68,006)

Net (decrease) increase in cash and cash equivalents	(2,384)	13,299
Cash and cash equivalents at beginning of period	8,680	2,543

Cash and cash equivalents at end of period	$6,296	$15,842

Noncash investing and financing activities:
Transfer of loans and leases, net to foreclosed properties	$—	$140

See accompanying notes to condensed financial statements.

WEBSTER PREFERRED CAPITAL CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1: Basis Of Presentation

The accompanying unaudited condensed financial statements represent the accounts of Webster Preferred Capital Corporation (the “Company” or “WPCC”), a subsidiary of Webster Bank, National Association (“Webster Bank”), and have been prepared in conformity with U.S. generally accepted accounting principles for financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Amounts in prior period financial statements are reclassified whenever necessary to conform to current period presentations. The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the results which may be expected for the year as a whole.

The preparation of the condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, as of the date of the Condensed Financial Statements, and the reported amounts of revenues and expenses for the periods presented. Actual results could differ from those estimates. These Financial Statements should be read in conjunction with the audited Financial Statements and Notes thereto included in WPCC’s Annual Report on Form 10-K for the year ended December 31, 2008.

The Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“FAS”) 165, Subsequent Events, (“SFAS 165”) which established principles and requirements for subsequent events. The statement details the period after the balance sheet date during which the Company should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which the Company should recognize events or transactions occurring after the balance sheet date in its financial statements and the required disclosures for such events. SFAS 165 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. This statement is effective for interim or annual reporting periods ending after June 15, 2009. The Company adopted this statement during the second quarter of fiscal year 2009. The adoption of SFAS 165 did not have a significant impact on the Company’s condensed financial statements.

The FASB issued FAS 166, Accounting for Transfers of Financial Assets an amendment of FASB Statement No. 140, (“SFAS 166”) which amends the derecognition guidance in FASB 140 and eliminates the exemption from consolidation for qualifying special-purpose entities. This statement is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009. This statement will be effective for the Company beginning in fiscal 2010. The Company is currently evaluating the effect the adoption of SFAS 166 will have on its condensed financial statements.

The FASB issued FAS 167, Amendments to FASB Interpretation No. 46(R), (“SFAS 167”)which amends the consolidation guidance applicable to variable interest entities. The amendments will significantly affect the overall consolidation analysis under FASB Interpretation No. 46(R). This statement will be effective for the Company beginning in fiscal 2010. The Company is currently evaluating the effect the adoption of SFAS 167 will have on its condensed financial statements.

NOTE 2: Residential Mortgage Loans and Allowance for Loan Losses

Loans represent assets that the Company acquired from Webster Bank at carrying value. While these transfers represent legal sales by Webster Bank, Webster Bank may not record the transfers as sales for GAAP purposes because of its 100% direct ownership interest in the Company. Accordingly, the Company’s assets represent non-recourse receivables from Webster Bank which are fully collateralized by the underlying loans. The underlying loans are whole loans secured by first mortgages or deeds of trust on single family (one-to-four unit) residential real estate properties located primarily in Connecticut. The assets continue to be classified as residential loans in the Company’s condensed financial statements because the returns on and the recoverability of these non-recourse receivables are entirely dependent on the performance of the underlying residential loans.

Loans are stated at the principal amounts outstanding, adjusted by net deferred loan costs, fees, premiums, and the allowance for loan losses. Interest on loans is credited to income as earned based on the rate applied to principal amounts outstanding. Interest which is more than 90 days past due is not accrued. Such interest ultimately collected, if any, is credited to income in the period received. At June 30, 2009 there were $4.0 million of non-accruing loans. Deferred loan costs, fees and premiums on loans acquired are recognized in interest income over the lives of the loans using a method approximating the interest method. Servicing fees paid to the Servicer (as defined in Note 3 below) are recorded as a component of interest income.

A summary of the Company’s residential mortgage loans by type and original maturity follows:

(In thousands)	June 30, 2009	December 31, 2008
Fixed-rate loans:
15 yr. loans	$5,567	$7,591
20 yr. loans	5,365	5,991
25 yr. loans	2,815	3,029
30 yr. loans	85,340	93,329

Total fixed-rate loans	99,087	109,940
Adjustable-rate loans:
15 yr. loans	898	438
20 yr. loans	120	557
25 yr. loans	416	444
30 yr. loans	70,085	77,704

Total adjustable-rate loans	71,519	79,143

Total residential mortgage loans	170,606	189,083

Premiums and deferred costs on loans, net	784	796
Less: allowance for loan losses	(2,633)	(2,183)

Residential mortgage loans, net	$168,757	$187,696

As of June 30, 2009, 58.1% of the Company’s residential mortgage loans are fixed-rate loans and 41.9% are adjustable-rate loans.

A summary of the changes in the allowance for loan losses follows:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2009	2008	2009	2008
Balance at beginning of period	$2,379	$1,763	$2,183	$1,772
Provision for loan losses	280	170	530	170
Charge-offs	(26)	—	(80)	(9)

Balance at end of period	$2,633	$1,933	$2,633	$1,933

There were provisions for loan losses of $280,000 and $530,000 for the three and six months ended June 30, 2009, respectively, compared to a provision for loan losses of $170,000 for the three and six months ended June 30, 2008. Charge-offs totaled $80,000 and $9,000 for the six months ended June 30, 2009 and 2008, respectively.

Total delinquent loans at June 30, 2009 were $8.0 million, an increase of $2.4 million from December 31, 2008 and an increase of $6.3 million from June 30, 2008. A loan is deemed to be delinquent for reporting purposes when it is more than 30 days past due. The increase in delinquency is a direct result of the difficult economic conditions that exist in the U.S. economy and housing markets.

Turmoil in the mortgage market adversely impacted both domestic and global credit issues. The disruption has been exacerbated by the continued value declines in the real estate and housing market. The Company is not immune to some negative consequences arising from overall economic weakness and, in particular, a sharp downturn in the housing market. Decreases in real estate values could adversely affect the value of property used as collateral for our loans. Adverse changes in the economy may have a negative effect on the ability of our borrowers to make timely loan payments, which would have an adverse impact on our earnings. A further increase in loan delinquencies may increase non-accrual loans decreasing our net interest income and adversely impact our loan loss experience, causing potential increases in our provision for loan losses and allowance for loan losses.

NOTE 3: Servicing

The mortgage loans owned by the Company are serviced by Webster Bank pursuant to the terms of a servicing agreement. Webster Bank, in its role as servicer under the terms of the servicing agreement, is herein referred to as the “Servicer.” The Servicer receives fees at an annual rate of (i) 8 basis points for fixed-rate loan servicing and collection, (ii) 8 basis points for variable-rate loan servicing and collection and (iii) 5 basis points for all other services to be provided, as needed, in each case based on the daily outstanding balances of all the Company’s loans for which the Servicer is responsible. The services provided to the Company by Webster Bank are at the level of a sub-servicing agreement. As such, the Company estimates that the fees paid to Webster Bank for servicing approximates fees that would be paid if the Company operated as an unaffiliated entity. Servicing fees paid for the three and six months ended June 30, 2009 were $35,000 and $72,000, respectively, and for the three and six months ended June 30, 2008 were $51,000 and $105,000, respectively. Servicing fees are netted against interest income in the condensed statements of income, as they are considered a reduction in yield to the Company.

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

NOTE 4: Subsequent Events

The Company’s management has evaluated potential subsequent events for recording and / or disclosure through August 5, 2009, the date the accompanying Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 was issued. There were no items requiring disclosure.

WEBSTER PREFERRED CAPITAL CORPORATION

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The Company is a subsidiary of Webster Bank and has elected to be treated as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”). The Company will generally not be subject to federal income tax for as long as it maintains its qualification as a REIT, requiring among other things, that it currently distribute to stockholders at least 90% of its “REIT taxable income” (not including capital gains and certain items of noncash income). The following discussion of the Company’s condensed financial condition and results of operations should be read in conjunction with the Company’s financial statements and other financial data included elsewhere herein and in conjunction with the Company’s 2008 Annual Report on Form 10-K.

Forward Looking Statements and Factors that Could Affect Future Results

This Quarterly Report on Form 10-Q, including this MD&A section, contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, among others, statements about our beliefs, plans, expectations, and estimates that are subject to significant risks and uncertainties and are subject to change based on various factors, many of which are beyond our control. The words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” and similar expressions are intended to identify forward-looking statements.

All forward-looking statements, by their nature, are subject to risks and uncertainties. Our actual future results may differ materially from those set forth in our forward-looking statements. Please see Item 1A. Risk Factors of our Annual Report on Form 10-K, as updated from time to time, and in our other filings made from time to time with the SEC after the date of this report.

However, other factors besides those listed above, or in our Quarterly Report or in our Annual Report, also could adversely affect our results, and you should not consider any such list of factors to be a complete set of all potential risks or uncertainties. Except as required by law the Company does not undertake to update any forward-looking statements.

Summary

Total interest income net of servicing fees of $2.3 and $4.8 million for the three and six months ended June 30, 2009, respectively, a decrease of $1.4 and $3.1 million or 37.8% and 39.2%, compared to $3.7 million and $7.9 million for the three and six months ended June 30, 2008, respectively.

For the three and six months ended June 30, 2009 average loans decreased $84.5 million and $85.0 million, respectively, and average short term investments decreased by $9.5 million and $24.8 million, respectively, compared to the three and six months ended June 30, 2008. The yield on earning assets for the three and six months ended June 30, 2009 was 5.19% and 5.34%, respectively, compared to 5.50% and 5.45% for the six months ended June 30, 2008.

Changes in Financial Condition

Total assets, consisting primarily of residential mortgage loans, were $175.8 million at June 30, 2009, a decrease of $21.4 million from $197.2 million at December 31, 2008. Residential mortgage loans decreased $18.9 million primarily as a result of principal repayments. There were no loan transactions with Webster Bank during the three and six months ended June 30, 2009. Cash decreased by $2.4 million compared to December 31, 2008. Shareholders’ equity decreased by $21.5 million to $175.5 million at June 30, 2009 from $197.0 million at December 31, 2008, primarily due to a $20.0 million in return of capital to Webster Bank and $5.5 million in common and preferred dividends partially offset by net income of $4.0 million for the six months ended June 30, 2009.

Asset Quality

At June 30, 2009 and December 31, 2008, residential real estate loans comprised the entire loan portfolio. All residential loans were acquired from Webster Bank. The Company from time to time also invests in short-term investments.

The following table details the Company’s past due loans:

	June 30, 2009		December 31, 2008
(Dollars in thousands)	Principal Balance	% of Loans	Principal Balance	% of Loans
Past Due 30-89 days
Residential loans	$4,044	2.37%	$4,785	2.53%

Total past due loans	$4,044	2.37%	$4,785	2.53%

The following table details the Company’s nonperforming loans:

	June 30, 2009		December 31, 2008
(Dollars in thousands)	Principal Balance	% of Loans	Principal Balance	% of Loans
Non-accrual loans	$3,950	2.34%	$823	0.44%

Total non-performing loans	$3,950	2.34%	$823	0.44%

At June 30, 2009 and December 31, 2008, the allowance for loan losses was approximately $2.6 million and $2.2 million, respectively. Management believes that the allowance for loan losses is adequate to cover probable losses inherent in the portfolio.

Non-performing loans consist of twenty loans at June 30, 2009. Non-performing loans increased by $3.2 million to $4.0 million at June 30, 2009 compared to $0.8 million at December 31, 2008. There were eight and fourteen loans that became non-performing during the three and six months ended June 30, 2009, respectively.

The provision for loan losses for the three and six months ended June 30, 2009 was $280,000 and $530,000, respectively, compared to $170,000 for the three and six months ended June 30, 2008. Total delinquent loans at June 30, 2009 were $8.0 million, an increase of $2.4 million from December 31, 2008. A loan is deemed to be delinquent for reporting purposes when it is more than 30 days past due. The increase in delinquencies in this current period of economic uncertainty is reflected in the increased provision for the three and six months ended June 30, 2009.

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

In the unlikely event that principal and interest payments on its mortgage assets are insufficient to meet its operating needs, WPCC has the ability to raise additional funds. For example, WPCC’s residential mortgage loans are underwritten to meet secondary market requirements and could be sold or securitized as mortgage-backed securities and used as borrowing collateral, although the Company had no plans to do so at June 30, 2009.

Asset/Liability Management

The goal of the Company’s asset/liability management policy is to manage interest-rate risk so as to maximize net interest income over time in changing interest rate environments while maintaining acceptable levels of risk. The Company prepares estimates of the level of prepayments and the effect of such prepayments on the level of future earnings due to reinvestment of funds at rates different than those that currently exist. The Company is unable to predict future fluctuations in interest rates. The fair market values of the Company’s financial assets are sensitive to fluctuations in market interest rates. The market values of fixed-rate loans tend to decline in value as interest rates rise. If interest rates decrease, the market value of loans and generally will tend to increase with the level of prepayments also normally increasing. The interest income earned on the Company’s variable-rate, interest-sensitive instruments, which represent primarily variable-rate mortgage loans, may change due to changes in quoted interest-rate indices. The variable-rate mortgage loans generally re-price based on a stated margin over U.S. Treasury Securities indices of varying maturities, the terms of which are established at the time that the loan is closed. At June 30, 2009, 41.9% of the Company’s residential mortgage loans were adjustable-rate loans.

Results of Operations

For the three months ended June 30, 2009, the Company reported net income available to the common shareholder of $1.7 million, a decrease of $1.5 million, or 46.9%, compared to the same period in 2008. For the six months ended June 30, 2009, the Company reported net income available to the common shareholders of $3.7 million, a decrease of $3.5 million or 49.3% compared to the same period in 2008.

Interest income net of servicing fees for the three months ended June 30, 2009 was $2.3 million, a decrease of $1.4 million, or 37.8%, compared to $3.7 million for the three months ended June 30, 2008. The decrease in interest income was primarily related to a reduction in average interest earning assets of $94.0 million for the three months ended June 30, 2009 compared to the three months ended June 30, 2008. The average yield for mortgage loans declined by 43 basis points. There were no short-term investments during the second quarter of 2009.

Interest income net of servicing fees for the six months ended June 30, 2009 was $4.8 million, a decrease of $3.1 million, or 39.2% compared to $7.9 million for the six months ended June 30, 2008. The decrease in interest income was primarily related to a reduction in interest earning assets of $109.8 million for the six months ended June 30, 2009 compared to the six months ended June 30, 2008. The yield for mortgage loans decreased by 31 basis points.

The following table shows the categories of average interest-earning assets, together with their respective interest income and the rates earned by the Company:

	Three Months Ended June 30, 2009			Three Months Ended June 30, 2008
(Dollars in thousands)	Average Balance	Interest Income	Average Yield	Average Balance	Interest Income	Average Yield
Mortgage loans	$174,248	$2,263	5.19%	$258,750	$3,636	5.62%
Short-term investments	—	—	—	9,538	51	2.14

Total	$174,248	$2,263	5.19%	$268,288	$3,687	5.50%

	Six Months Ended June 30, 2009			Six Months Ended June 30, 2008
(Dollars in thousands)	Average Balance	Interest Income	Average Yield	Average Balance	Interest Income	Average Yield
Mortgage loans	$179,632	$4,796	5.34%	$264,615	$7,474	5.65%
Short-term investments	—	—	—	24,786	406	3.28

Total	$179,632	$4,796	5.34%	$289,401	$7,880	5.45%

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

	Three Months Ended June 30, 2009 v. 2008 Increase (Decrease) due to			Six Months Ended June 30, 2009 v. 2008 Increase (Decrease) due to
(In thousands)	Rate	Volume	Total	Rate	Volume	Total
Interest on interest-earning assets:
Mortgage loans	$(259)	$(1,114)	$(1,373)	$(390)	$(2,288)	$(2,678)
Short-term investments	(26)	(25)	(51)	(203)	(203)	(406)

Net change in net interest income	$(285)	$(1,139)	$(1,424)	$(593)	$(2,491)	$(3,084)

WEBSTER PREFERRED CAPITAL CORPORATION

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following table summarizes the estimated market value of the Company’s interest-sensitive assets at June 30, 2009 and December 31, 2008 and the projected change in market values if interest rates instantaneously increase by 100 basis points.

			Estimated Market Value Impact
(In thousands)	Amortized Cost	Market Value	-100 BP	+100 BP
At June 30, 2009
Interest sensitive assets:
Fixed-rate residential loans	$99,098	$100,914	N/A	$(3,726)
Adjustable-rate residential loans	71,520	71,395	N/A	(913)

	$170,618	$172,309	N/A	$(4,639)

At December 31, 2008
Interest sensitive assets:
Fixed-rate residential loans	$109,940	$112,627	N/A	$(3,669)
Adjustable-rate residential loans	79,143	78,144	N/A	(786)

	$189,083	$190,771	N/A	$(4,455)

Interest-sensitive assets, when shocked by a plus 100 basis point rate change, results in an unfavorable $4.6 million, or 2.7%, change in market value at June 30, 2009 compared to an unfavorable $4.5 million, or 2.3%, market value change at December 31, 2008. Changes in the projected market value due to the instantaneous rate changes at June 30, 2009 compared to December 31, 2008 are a result of changes in outstanding balances of the assets, and do not represent a significant change due to interest rates since year end.

Based on the asset/liability mix at June 30, 2009, management estimates that a gradual 200 basis point increase in interest rates over a 12 month period would increase net income over that period by approximately 1.8%. At December 31, 2008, a projected 200 basis point increase in rates produced a net income increase of 4.1%.

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

These assumptions are inherently uncertain and, as a result, the simulation analyses cannot precisely estimate the impact that higher or lower rate environments will have on net interest income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes, changes in cash flow patterns and market conditions, as well as changes in management’s strategies. Management believes that the Company’s interest rate risk position at June 30, 2009 represents a reasonable level of risk.

Item 4.	CONTROLS AND PROCEDURES

As of June 30, 2009 the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its principal executive officer and its principal financial officer, of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms. There was no change in the Company’s internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

There are no material pending legal proceedings, other than ordinary routine litigation incident to its business, to which the Company is a party or of which any of its property is the subject.

Item 1A.	RISK FACTORS

During the second quarter of 2009, there were no material changes to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held an annual meeting of stockholders on April 17, 2009. All three of the Company’s continuing directors, James C. Smith, Gerald P. Plush and Harriet Munrett Wolfe, were reelected at the meeting and each such director received 100 votes for election (which votes constitute 100% of the issued and outstanding common stock). The Company ratified the appointment of the Audit committee of Webster Financial Corporation and Webster Bank, National Association as the Audit Committee of the Corporation for a one year term or until the next annual meeting. The Company approved, ratified and confirmed the Audit Committee’s recommendation to appoint the accounting firm of Ernst &Young LLP as the independent registered public accounting firm for the Corporation for the fiscal year ending December 31, 2009.

Item 5.	OTHER INFORMATION

None.

Item 6.	Exhibits

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Webster Preferred Capital Corporation (the “Company”) (incorporated herein by reference from Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

3.2	Certificate of Amendment of Rights and Preferences of the Series B 8.625% Cumulative Redeemable Preferred Stock of the Company (incorporated herein by reference from Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

3.3	Amended and Restated By-Laws of the Company (incorporated herein by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 9, 2007).

4.1	Specimen of certificate representing the Series B 8.625% Cumulative Redeemable Preferred Stock of the Company (incorporated herein by reference from Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Written Statement pursuant to section 906 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Principal Executive Officer.

32.2	Written Statement pursuant to section 906 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Principal Financial Officer.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEBSTER PREFERRED CAPITAL CORPORATION
Registrant

Date: August 5, 2009

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