Form 10-Q
period 2009-09-30
WEBSTER PREFERRED CAPITAL CORP
filed 2009-11-10
CIK 1047865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of outstanding shares of the registrant’s common stock, $.01 par value, as of October 30, 2009 was 100.

WEBSTER PREFERRED CAPITAL CORPORATION

Item 1.	FINANCIAL STATEMENTS (UNAUDITED)

WEBSTER PREFERRED CAPITAL CORPORATION

CONDENSED BALANCE SHEETS

(In thousands, except share and per share data)	September 30, 2009	December 31, 2008
	(unaudited)
Assets:

Cash	$4,960	$8,680
Residential mortgage loans, net	161,230	187,696
Accrued interest receivable	644	809
Prepaid expenses and other assets	8	—

Total assets	$166,842	$197,185

Liabilities:

Accrued dividends payable to preferred shareholders	$180	$180
Accrued expenses and other liabilities	132	34

Total liabilities	312	214

Shareholders’ Equity:

Series B 8.625% cumulative redeemable preferred stock, liquidation preference $10 per share; par value $1.00 per share:
1,000,000 shares authorized, issued and outstanding	1,000	1,000
Common stock, par value $.01 per share:
Authorized – 1,000 shares
Issued and outstanding – 100 shares	1	1
Paid-in capital	169,799	198,799
Distributions in excess of accumulated earnings	(4,270)	(2,829)

Total shareholders’ equity	166,530	196,971

Total liabilities and shareholders’ equity	$166,842	$197,185

See accompanying notes to condensed financial statements.

WEBSTER PREFERRED CAPITAL CORPORATION

CONDENSED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2009	2008	2009	2008
Interest income:
Loans, net of servicing fees	$2,082	$3,459	$6,878	$10,933
Interest-bearing deposit	—	48	—	454

Total interest income	2,082	3,507	6,878	11,387

Provision for loan losses	187	—	717	170

Total interest income after provision for loan losses	1,895	3,507	6,161	11,217

Noninterest expense:
Advisory fee expense paid to Parent	55	51	161	154
Foreclosed property expenses	3	59	3	68
Other	20	24	97	82

Total noninterest expense	78	134	261	304

Net income	1,817	3,373	5,900	10,913
Preferred stock dividends	216	216	647	647

Net income available to common shareholder	$1,601	$3,157	$5,253	$10,266

Net income per common share: Basic	$16,010	$31,570	$52,530	$102,660
Dividends per common share	$16,000	$30,000	$66,944	$105,740

See accompanying notes to condensed financial statements.

WEBSTER PREFERRED CAPITAL CORPORATION

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2009	2008
Beginning Balance:	$196,971	$327,683
Net Income	5,900	10,913
Dividends on preferred stock	(647)	(647)
Dividends on common stock	(6,694)	(10,574)
Return of capital to Parent	(29,000)	(70,000)

Ending Balance	$166,530	$257,375

See accompanying notes to condensed financial statements.

WEBSTER PREFERRED CAPITAL CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2009	2008
Cash flow from operating activities:
Net income	$5,900	$10,913
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization and accretion	42	148
Write-down of foreclosed properties	—	56
Provision for loan losses	717	170
Decrease in accrued interest receivable	165	144
Increase in accrued expenses and other liabilities	98	180
(Increase) decrease in prepaid expenses and other assets	(8)	306

Net cash provided by operating activities	6,914	11,917

Cash flow from investing activities:
Net decrease in short-term investments	—	41,000
Net decrease in residential mortgage loans	25,707	29,936

Net cash provided by investing activities	25,707	70,936

Cash flow from financing activities:
Dividends paid on preferred stock	(647)	(647)
Dividends paid on common stock	(6,694)	(10,574)
Return of capital to Parent	(29,000)	(70,000)

Net cash used in financing activities	(36,341)	(81,221)

Net (decrease) increase in cash and cash equivalents	(3,720)	1,632
Cash and cash equivalents at beginning of period	8,680	2,543

Cash and cash equivalents at end of period	$4,960	$4,175

Noncash investing and financing activities:
Transfer of loans and leases, net to foreclosed properties	$—	$140

See accompanying notes to condensed financial statements.

WEBSTER PREFERRED CAPITAL CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1: Basis of Presentation

General

The accompanying condensed financial statements represent the accounts of Webster Preferred Capital Corporation (the “Company” or “WPCC”), a subsidiary of Webster Bank, National Association (“Webster Bank”). The Company is a subsidiary of Webster Bank and has elected to be treated as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”). The Company will generally not be subject to federal income tax for as long as it maintains its qualification as a REIT, requiring among other things, that it currently distribute to stockholders at least 90% of its “REIT taxable income” (not including capital gains and certain items of noncash income).

The accompanying condensed financial statements of the Company have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s financial statements and notes thereto for the year ended December 31, 2008 included in WPCC’s Annual Report on Form 10-K filed with the SEC on March 10, 2009 (the “2008 Form 10-K”). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Amounts in prior period financial statements are reclassified whenever necessary to conform to current period presentations. The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the results which may be expected for the year as a whole. WPCC has evaluated subsequent events for potential recognition and/or disclosure through November 10, 2009, the date the condensed financial statements included in this Quarterly Report on Form 10-Q were filed with the SEC.

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements, and the reported amounts of revenues and expenses for the periods presented. Actual results could differ from those estimates. The allowance for loan losses is particularly subject to change.

NOTE 2: New Authoritative Accounting Guidance

Accounting Standards Codification. The Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) became effective on July 1, 2009. At that date, the ASC became FASB’s officially recognized source of authoritative GAAP applicable to all public and non-public non-governmental entities, superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”) and related literature. Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All other accounting literature is considered non-authoritative. The switch to the ASC affects the way companies refer to GAAP in financial statements and accounting policies. Citing particular content in the ASC involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure.

NOTE 3: Residential Mortgage Loans

The Company has acquired all loans from Webster Bank at a price equal to Webster Bank’s carrying value. While these transfers represent legal sales by Webster Bank, Webster Bank may not record the transfers as sales for GAAP purposes because of its 100% direct ownership interest in the Company. Accordingly, the Company’s assets represent non-recourse receivables from Webster Bank which are fully collateralized by the underlying loans. The underlying loans are whole loans secured by first mortgages or deeds of trust on single family (one-to-four unit) residential real estate properties located primarily in Connecticut. The assets continue to be classified as residential loans in the Company’s condensed financial statements because the returns on and the recoverability of these non-recourse receivables are entirely dependent on the performance of the underlying residential loans.

A summary of the Company’s residential mortgage loans by type and original maturity follows:

(In thousands)	September 30, 2009	December 31, 2008
Fixed-rate loans:
15 yr. loans	$6,052	$7,591
20 yr. loans	3,926	5,991
25 yr. loans	2,786	3,029
30 yr. loans	83,700	93,329

Total fixed-rate loans	96,464	109,940
Adjustable-rate loans:
15 yr. loans	876	438
20 yr. loans	119	557
25 yr. loans	403	444
30 yr. loans	65,247	77,704

Total adjustable-rate loans	66,645	79,143

Total residential mortgage loans	163,109	189,083

Premiums and deferred costs on loans, net	754	796
Less: allowance for loan losses	(2,633)	(2,183)

Residential mortgage loans, net	$161,230	$187,696

As of September 30, 2009, 59.1% of the Company’s residential mortgage loans are fixed-rate loans and 40.9% are adjustable-rate loans.

Loans are stated at the principal amounts outstanding, adjusted by net deferred loan costs, fees, premiums, and the allowance for loan losses. Interest on loans is credited to income as earned based on the rate applied to principal amounts outstanding. Interest which is more than 90 days past due is not accrued. Such interest ultimately collected, if any, is credited to income in the period received. At September 30, 2009 there were $5.6 million of non-accruing loans. Deferred loan costs, fees and premiums on loans acquired are recognized in interest income over the lives of the loans using a method approximating the interest method. Servicing fees paid to the Servicer (as defined in Note 5) are recorded as a component of interest income.

The following table details the Company’s nonperforming loans:

	September 30, 2009		December 31, 2008
(Dollars in thousands)	Principal Balance	% of Loans	Principal Balance	% of Loans
Total non-accrual loans	$5,620	3.45%	$823	0.44%

Non-performing loans consist of twenty six loans at September 30, 2009. Non-performing loans increased by $4.8 million to $5.6 million at September 30, 2009 compared to $0.8 million at December 31, 2008. There were seven and twenty one loans that became non-performing during the three and nine months ended September 30, 2009, respectively.

A loan whose terms have been modified due to the financial difficulties of a borrower is reported by the Company as a troubled debt restructure (“TDR”). All TDRs are placed in non-accruing status until the loan qualifies for return to accrual status. Loans qualify for return to accrual status once they have demonstrated performance with the restructured terms of the loan agreement for a minimum of six months. All fees and expenses associated with a TDR are expensed as incurred. At September 30, 2009 the Company had TDRs of $2.5 million. Ten non-accruing loans and one accruing loan have been restructured to a TDR during the nine months ending September 30, 2009. The partial charge offs for the restructured loans totaled approximately $20,000.

Note 4: Allowance for Loan Losses:

The disruption and volatility in the domestic and global financial and capital markets that began in 2008 continued to affect the banking industry through the third quarter of 2009. There continues to be rising unemployment, a substantial increase in delinquencies, limited refinancing options, and continued declining real estate values. The Company is not immune to some negative consequences arising from overall economic weakness and, in particular, a sharp downturn in the housing market, both locally and nationally. Decreases in real estate values could adversely affect the value of property used as collateral for loans. Adverse changes in the economy may have a negative effect on the ability of the Company’s borrowers to make timely loan payments, which would have an adverse impact on the Company’s earnings. A further increase in loan delinquencies would decrease net interest income and increase loan losses, causing potential increases in the provision and allowance for credit losses.

Management performs a quarterly review of the loan portfolio to determine the adequacy of the allowance for loan losses and the amount of provision for loan losses required. Several factors influence the amount of the provision, including loan growth and changes in portfolio mix as well as net charge-offs, and the economic environment. The allowance for loan losses is maintained at a level that management believes is adequate to absorb probable losses inherent in the loan portfolio and in unfunded credit commitments. This allowance is increased by provisions charged to operating expense and by recoveries on loans previously charged-off and is reduced by charge-offs on loans.

A summary of the changes in the allowance for loan losses follows:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2009	2008	2009	2008
Balance at beginning of period	$2,633	$1,933	$2,183	$1,772
Provision for loan losses	187	—	717	170
Net charge-offs	(187)	—	(267)	(9)

Balance at end of period	$2,633	$1,933	$2,633	$1,933

NOTE 5: Servicing

The mortgage loans owned by the Company are serviced by Webster Bank pursuant to the terms of a servicing agreement. Webster Bank, in its role as servicer under the terms of the servicing agreement, is herein referred to as the “Servicer.” The Servicer receives fees at an annual rate of (i) 8 basis points for fixed-rate loan servicing and collection, (ii) 8 basis points for variable-rate loan servicing and collection and (iii) 5 basis points for all other services to be provided, as needed, in each case based on the daily outstanding balances of all the Company’s loans for which the Servicer is responsible. The services provided to the Company by Webster Bank are at the level of a sub-servicing agreement. As such, the Company estimates that the fees paid to Webster Bank for servicing approximates fees that would be paid if the Company operated as an unaffiliated entity. Servicing fees paid for the three and nine months ended September 30, 2009 were $33,000 and $105,000, respectively, and for the three and nine months ended September 30, 2008 were $50,000 and $155,000, respectively. Servicing fees are netted against interest income in the condensed statements of income, as they are considered a reduction in yield to the Company.

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

NOTE 6: Fair Value Measurements

FASB ASC Topic 825 requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. A detailed description of the valuation methodologies used in estimating the fair value of financial instruments is set forth in the 2008 Form 10-K.

	September 30, 2009		December 31, 2008
(In thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and due from depository institutions	$4,960	$4,960	$8,680	$8,680
Residential loans, net	161,230	166,902	187,696	176,805

NOTE 7: Subsequent Events

The Company’s management has evaluated potential subsequent events for recording and / or disclosure through November 10, 2009, the date the accompanying Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 was issued. At such time there were no items requiring disclosure.

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

Forward Looking Statements and Factors that Could Affect Future Results

This Quarterly Report on Form 10-Q, contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, among others, statements about our beliefs, plans, expectations, and estimates that are subject to significant risks and uncertainties and are subject to change based on various factors, many of which are beyond our control. The words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” and similar expressions are intended to identify forward-looking statements.

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

Summary

Total interest income net of servicing fees of $2.1 and $6.9 million for the three and nine months ended September 30, 2009, respectively, a decrease of $1.4 and $4.5 million or 40.0% and 39.5%, compared to $3.5 million and $11.4 million for the three and nine months ended September 30, 2008, respectively. The decrease is due to a decrease in interest rates and average loan balances.

For the three and nine months ended September 30, 2009 average loans decreased $79.9 million and $82.7 million, respectively, and average short term investments decreased by $9.3 million and $19.6 million, respectively, compared to the three and nine months ended September 30, 2008. The yield on earning assets for the three and nine months ended September 30, 2009 was 4.98% and 5.23%, respectively, compared to 5.47% for the three and nine months ended September 30, 2008.

Changes in Financial Condition

Total assets, consisting primarily of residential mortgage loans, were $166.8 million at September 30, 2009, a decrease of $30.4 million from $197.2 million at December 31, 2008. Residential mortgage loans decreased $26.5 million primarily as a result of principal repayments. There were no loan transactions with Webster Bank during the three and nine months ended September 30, 2009. Cash decreased by $3.7 million compared to December 31, 2008. Shareholders’ equity decreased by $30.4 million to $166.5 million at September 30, 2009 from $197.0 million at December 31, 2008, primarily due to a $29.0 million in return of capital to Webster Bank and $7.3 million in common and preferred dividends partially offset by net income of $5.9 million for the nine months ended September 30, 2009.

Asset Quality

At September 30, 2009 and December 31, 2008, residential real estate loans comprised the entire loan portfolio. All residential loans were acquired from Webster Bank. The Company from time to time also invests in short-term investments.

The following table details the Company’s non-performing loans:

	September 30, 2009		December 31, 2008
(Dollars in thousands)	Principal Balance	% of Loans	Principal Balance	% of Loans
Total non-accrual loans	$5,620	3.45%	$823	0.44%

The following table details the Company’s past due loans:

	September 30, 2009		December 31, 2008
(Dollars in thousands)	Principal Balance	% of Loans	Principal Balance	% of Loans
Past Due 30-89 days
Residential loans	$2,054	1.26%	$4,785	2.53%

Total past due loans	$2,054	1.26%	$4,785	2.53%

At September 30, 2009 and December 31, 2008, the allowance for loan losses was approximately $2.6 million and $2.2 million, respectively. Management believes that the allowance for loan losses is adequate to cover probable losses inherent in the portfolio.

Non-performing loans consist of twenty six loans at September 30, 2009. Non-performing loans increased by $4.8 million to $5.6 million at September 30, 2009 compared to $0.8 million at December 31, 2008. There were seven and twenty one loans that became non-performing during the three and nine months ended September 30, 2009, respectively.

The provision for loan losses for the three and nine months ended September 30, 2009 was $187,000 and $717,000, respectively, compared to none and $170,000 for the three and nine months ended September 30, 2008. Total delinquent loans at September 30, 2009 were $2.1 million, an decrease of $2.7 million from December 31, 2008. A loan is deemed to be delinquent for reporting purposes when it is more than 30 days past due. The increase in non-performing loans in this current period of economic uncertainty is reflected in the increased provision for the three and nine months ended September 30, 2009.

A loan whose terms have been modified due to the financial difficulties of a borrower is reported by the Company as a troubled debt restructure (“TDR”). All TDRs are placed in non-accruing status until the loan qualifies for return to accrual status. Loans qualify for return to accrual status once they have demonstrated performance with the restructured terms of the loan agreement for a minimum of six months. All fees and expenses associated with a TDR are expensed as incurred. At September 30, 2009 the Company had $2.5 million in TDRs. Ten non-accruing loans and one accruing loan have been restructed to a TDR during the nine months ending September 30, 2009. The partial change offs for the restructured loans totaled approximately $20,000.

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

In the unlikely event that principal and interest payments on its mortgage assets are insufficient to meet its operating needs, the Company has the ability to raise additional funds. For example, the Company’s residential mortgage loans are underwritten to meet secondary market requirements and could be sold or securitized as mortgage-backed securities and used as borrowing collateral, although the Company had no plans to do so at September 30, 2009.

Asset/Liability Management

The goal of the Company’s asset/liability management policy is to manage interest-rate risk so as to maximize net interest income over time in changing interest rate environments while maintaining acceptable levels of risk. The Company prepares estimates of the level of prepayments and the effect of such prepayments on the level of future earnings due to reinvestment of funds at rates different than those that currently exist. The Company is unable to predict future fluctuations in interest rates. The fair market values of the Company’s financial assets are sensitive to fluctuations in market interest rates. The market values of fixed-rate loans tend to decline in value as interest rates rise. If interest rates decrease, the market value of loans and generally will tend to increase with the level of prepayments also normally increasing. The interest income earned on the Company’s variable-rate, interest-sensitive instruments, which represent primarily variable-rate mortgage loans, may change due to changes in quoted interest-rate indices. The variable-rate mortgage loans generally re-price based on a stated margin over U.S. Treasury Securities indices of varying maturities, the terms of which are established at the time that the loan is closed. At September 30, 2009, 40.9% of the Company’s residential mortgage loans were adjustable-rate loans.

Results of Operations

For the three months ended September 30, 2009, the Company reported net income available to the common shareholder of $1.6 million, a decrease of $1.6 million, or 50.0%, compared to the same period in 2008. For the nine months ended September 30, 2009, the Company reported net income available to the common shareholders of $5.3 million, a decrease of $5.0 million or 48.8% compared to the same period in 2008. The trend is due to declining loan balances and interest rates.

Interest income net of servicing fees for the three months ended September 30, 2009 was $2.1 million, a decrease of $1.4 million, or 40.0%, compared to $3.5 million for the three months ended September 30, 2008. The decrease in interest income was primarily related to a reduction in average interest earning assets of $89.2 million for the three months ended September 30, 2009 compared to the three months ended September 30, 2008. The average yield for mortgage loans declined by 62 basis points. There were no short-term investments during the third quarter of 2009.

Interest income net of servicing fees for the nine months ended September 30, 2009 was $6.9 million, a decrease of $4.5 million, or 39.5% compared to $11.4 million for the nine months ended September 30, 2008. The decrease in interest income was primarily related to a reduction in interest earning assets of $102.3 million for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. The yield for mortgage loans decreased by 42 basis points. There were no short-term investments during the nine months ending September 30, 2009.

The following table shows the categories of average interest-earning assets, together with their respective interest income and the rates earned by the Company:

	Three Months Ended			Three Months Ended
	September 30, 2009			September 30, 2008
(Dollars in thousands)	Average Balance	Interest Income	Average Yield	Average Balance	Interest Income	Average Yield
Mortgage loans	$167,160	$2,082	4.98%	$247,031	$3,459	5.60%
Short-term investments	—	—	—	9,348	48	2.05

Total	$167,160	$2,082	4.98%	$256,379	$3,507	5.47%

	Nine Months Ended			Nine Months Ended
	September 30, 2009			September 30, 2008
(Dollars in thousands)	Average Balance	Interest Income	Average Yield	Average Balance	Interest Income	Average Yield
Mortgage loans	$175,432	$6,878	5.23%	$258,100	$10,933	5.65%
Short-term investments	—	—	—	19,602	454	3.09

Total	$175,432	$6,878	5.23%	$277,702	$11,387	5.47%

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

	Three Months Ended September 30, 2009 v. 2008 Increase (Decrease) due to			Nine Months Ended September 30, 2009 v. 2008 Increase (Decrease) due to
(In thousands)	Rate	Volume	Total	Rate	Volume	Total
Interest on interest-earning assets:
Mortgage loans	$(342)	$(1,035)	$(1,377)	$(761)	$(3,294)	$(4,055)
Short-term investments	—	(48)	(48)	—	(454)	(454)

Net change in net interest income	$(342)	$(1,083)	$(1,425)	$(761)	$(3,748)	$(4,509)

WEBSTER PREFERRED CAPITAL CORPORATION

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following table summarizes the estimated market value of the Company’s interest-sensitive assets at September 30, 2009 and December 31, 2008 and the projected change in market values if interest rates instantaneously increase by 100 basis points.

			Estimated Market Value Impact
(In thousands)	Amortized Cost	Market Value	-100 BP	+100 BP
At September 30, 2009
Interest sensitive assets:
Fixed-rate residential loans	$96,464	$99,554	N/A	$(3,497)
Adjustable-rate residential loans	66,645	67,348	N/A	(635)

	$163,109	$166,902	N/A	$(4,132)

At December 31, 2008
Interest sensitive assets:
Fixed-rate residential loans	$109,940	$112,627	N/A	$(3,669)
Adjustable-rate residential loans	79,143	78,144	N/A	(786)

	$189,083	$190,771	N/A	$(4,455)

Interest-sensitive assets, when shocked by a plus 100 basis point rate change, results in an unfavorable $4.1 million, or 2.5%, change in market value at September 30, 2009 compared to an unfavorable $4.5 million, or 2.3%, market value change at December 31, 2008. Changes in the projected market value due to the instantaneous rate changes at September 30, 2009 compared to December 31, 2008 are a result of changes in outstanding balances of the assets, and do not represent a significant change due to interest rates since year end.

Based on the asset/liability mix at September 30, 2009, management estimates that a gradual 200 basis point increase in interest rates over a 12 month period would increase net income over that period by approximately 2.7%. At December 31, 2008, a projected 200 basis point increase in rates produced a net income increase of 4.1%.

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

These assumptions are inherently uncertain and, as a result, the simulation analyses cannot precisely estimate the impact that higher or lower rate environments will have on net interest income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes, changes in cash flow patterns and market conditions, as well as changes in management’s strategies. Management believes that the Company’s interest rate risk position at September 30, 2009 represents a reasonable level of risk.

Item 4.	CONTROLS AND PROCEDURES

As of September 30, 2009 the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its principal executive officer and its principal financial officer, of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms. There was no change in the Company’s internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

There are no material pending legal proceedings, other than ordinary routine litigation incident to its business, to which the Company is a party or of which any of its property is the subject.

Item 1A.	RISK FACTORS

During the third quarter of 2009, there were no material changes to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

Date: November 10, 2009

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