Form 10-K
period 2009-12-31
WEBSTER PREFERRED CAPITAL CORP
filed 2010-03-15
CIK 1047865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended December 31, 2009

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

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐.

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2009. N/A

The number of shares outstanding of each of the registrant’s classes of common stock, as of March 3, 2010 is: 100 shares.

WEBSTER PREFERRED CAPITAL CORPORATION

2009 ANNUAL REPORT ON FORM 10-K

PART I

Item 1.  Business

General

Webster Preferred Capital Corporation (the “Company” or “WPCC”) is a Connecticut corporation incorporated in March 1997. All of the Company’s common stock is owned by Webster Bank, National Association (“Webster Bank”). Webster Bank has indicated to the Company that, for as long as any of the Company’s preferred shares are outstanding, Webster Bank intends to maintain direct ownership of 100% of the outstanding common stock of the Company. Pursuant to the Company’s Certificate of Incorporation, the Company cannot redeem, or make any other payments or distributions with respect to shares of its common stock to the extent such redemptions, payments or distributions that would cause the Company’s total shareholders’ equity (as determined in accordance with U.S. generally accepted accounting principles, or “GAAP”) to be less than 250%, of the aggregate liquidation value of the issued and outstanding preferred shares. The preferred shares are not exchangeable into capital stock or other securities of the Company, Webster Bank or Webster Financial Corporation (“Webster”), the parent company of Webster Bank, and do not constitute regulatory capital of either Webster Bank or Webster. The Company has no subsidiaries.

The Company’s principal business is acquiring, holding, financing and managing assets secured by real estate mortgages and other obligations secured by real property, as well as certain other qualifying REIT assets (collectively referred to herein as the “Mortgage Assets”). The Mortgage Assets presently held by the Company are loans secured by single family real estate properties that were acquired from Webster Bank. The Company expects that all, or substantially all, of its Mortgage Assets will continue to be residential mortgage loans acquired from Webster Bank. The Company has elected to be treated as a REIT under the Internal Revenue Code, as amended (the “Code”). The Company generally will not be subject to federal and state income tax to the extent that it distributes its earnings to its shareholders and maintains its qualification as a REIT. Accordingly, no provision for income taxes is included in the accompanying financial statements.

Mortgage Assets

The Company’s Mortgage Assets are recorded at their acquisition cost which for the Company’s residential mortgage loans, represents the aggregate outstanding gross principal balance, net of premiums and discounts and deferred loan costs and/or fees which are recognized as a yield adjustment using the interest method. As of December 31, 2009 and 2008, the Company’s residential mortgage loans before allowance for loan losses were $153.1 million and $189.9 million, respectively. These loans include net premiums and deferred costs of $0.7 million and $0.8 million as of December 31, 2009 and 2008, respectively.

The following discussion describes mortgage assets that are eligible investments for the Company:

Single Family Residential Mortgage Loans.    Webster Bank originates and may acquire from time to time both conforming and nonconforming single family residential mortgage loans. Conventional conforming single family residential mortgage loans comply with the requirements for inclusion in a loan guarantee program sponsored by either Government National Mortgage Association (“GNMA”), Freddie Mac or Fannie Mae. Nonconforming residential mortgage loans generally have original principal balances which exceed the limits for these programs. Any nonconforming residential mortgage loans held by the Company are expected to meet the requirements for sale to national private mortgage conduit programs or other investors in the secondary mortgage market. The Company believes that all of its single family mortgage loans meet the requirements for sale to national private mortgage conduit programs or other investors in the secondary mortgage market. As of December 31, 2009 and 2008, all of the Company’s Mortgage Assets were single family residential mortgage loans.

The single family residential mortgage loans of the Company represent assets acquired in a legal sale between Webster Bank (“the Seller”) and the Company (“the Buyer”) of non-recourse receivables that are fully collateralized by the underlying loans. The underlying loans are whole loans secured by first mortgages or deeds of trust on single family (one-to-four unit) residential real estate properties located primarily in Connecticut. These assets are classified as residential mortgage loans in the Company’s financial statements because the returns on and the recoverability of these non-recourse receivables are entirely dependent on the performance of the underlying residential loans.

While the loan acquisitions represent legal sales by Webster Bank, Webster Bank may not record the transactions as sales under GAAP because of its 100% direct ownership interest in the Company. There were no loans acquired from Webster Bank for the years ended December 31, 2009 and 2008, respectively. For the year ended December 31, 2007, $50.8 million in loans were acquired by the Company from Webster Bank. For the years ended December 31, 2008 and 2007, $46.4 million and $90.5 million in loans, respectively, were transferred by the Company to Webster Bank.

Multifamily Mortgage Loans.    Multifamily mortgage loans are residential property composed of five or more dwelling units and in which no more than 20 percent of the net rentable area is rented to, or to be rented to non-residential tenants. The buildings used as collateral for Webster Bank’s multifamily loans generally are operating properties with proven occupancy, rental rates and expense levels. Typically, the borrowers are property owners who are experienced at managing these properties. At December 31, 2009 and 2008, the Company did not hold any multifamily mortgage loans

Commercial Mortgage Loans.    The Company may acquire commercial mortgage loans secured by industrial and warehouse properties, recreational facilities, office buildings, retail space and shopping malls, hotels and motels, hospitals, nursing homes or senior living centers. For a variety of reasons, commercial mortgage loans can be significantly more risky than single family mortgage loans. At December 31, 2009 and 2008, the Company did not hold any commercial mortgage loans.

Mortgage-backed securities.    The Company may, from time to time, acquire fixed-rate or adjustable-rate mortgage-backed securities representing interests in pools of residential mortgage loans. A portion of any of the mortgage-backed securities that the Company purchases may have been originated by Webster Bank by exchanging pools of mortgage loans for the mortgage-backed securities. Typically, the mortgage loans underlying the mortgage-backed securities are secured by single family residential properties located throughout the United States. At December 31, 2009 and 2008 the Company did not hold any mortgage-backed securities. The Company intends to acquire only investment-grade mortgage-backed securities issued or guaranteed by Fannie Mae, Freddie Mac or GNMA. The Company does not intend to acquire any interest-only, principal-only or high-risk mortgage-backed securities. Further, the Company does not intend to acquire any residual interests in real estate mortgage conduits or any interests, other than as a creditor, in any taxable mortgage pools.

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

Management Policies and Programs

As discussed elsewhere in this report, Webster Bank administers the Company’s Mortgage Assets. In doing so, Webster Bank has a high degree of autonomy. The Company’s Board of Directors, however, has adopted certain policies to guide the acquisition and disposition of assets, use of capital and leverage, credit risk management and certain other activities. These policies may be amended or revised from time to time at the discretion of the Board of Directors without a vote of the Company’s shareholders.

Asset Acquisition Policies.    The Company currently anticipates purchasing Mortgage Assets comprised primarily of single family mortgage loans, although the Company may purchase multifamily mortgage loans, commercial real estate mortgages and other types of Mortgage Assets. Although not required to do so, the Company expects to acquire all or substantially all of these Mortgage Assets from Webster Bank. As a wholly-owned subsidiary of Webster Bank, the Company acquires loans from Webster Bank at prices equal to Webster Bank’s carrying value. The Company intends to acquire only performing loans from Webster Bank. However, neither the Company nor Webster Bank currently has specific policies with respect to the Company’s acquisition from Webster Bank of particular loans or pools of loans, other than the Company’s requirement that these assets must be eligible to be held by a REIT. The Company may periodically acquire Mortgage Assets from unrelated third parties. To date, the Company has not entered into any agreements, arrangements or adopted any procedures to purchase Mortgage Assets from unrelated third parties. However, Webster Bank has purchased Mortgage Assets from unrelated third parties, and these assets are eligible to be purchased by the Company. The Company anticipates purchasing Mortgage Assets from unrelated third parties only if Webster Bank does not have amounts or types of Mortgage Assets sufficient to meet the Company’s requirements.

In addition, the Company is permitted under the REIT guidelines to invest up to 25% of the total value of its assets in assets eligible to be held by REITs other than those described above. These assets could include shares or interests in other REITs and partnership interests. Since inception, the Company has not acquired any such assets. However, in order to preserve the Company’s status as a REIT under the Code, at least 75% of the Company’s total assets must consist of mortgage loans and other qualified assets of the type set forth in Section 856(c)(5)(B) of the Internal Revenue Code. The other qualifying assets include cash, cash equivalents and securities, including shares or interests in other REITs, although the Company currently does not intend to invest in shares or interests in other REITs.

Credit Risk Management Policies.    The Company intends that each mortgage loan acquired from Webster Bank or any other party will represent a first lien position and will be originated in the ordinary course of the originator’s real estate lending activities based on the underwriting standards generally applied (at the time of origination) for the originator’s own account. The Company also intends that all Mortgage Assets held will be serviced pursuant to a loan purchase and servicing agreement with Webster Bank, which requires servicing in conformity with accepted secondary market standards, with any servicing guidelines promulgated by the Company and, in the case of the single family mortgage loans, with Freddie Mac and Fannie Mae guidelines and procedures.

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

Taxation

The Company has elected to be treated as a REIT under Sections 856 through 860 of the Code. As a REIT, the Company generally will not be subject to federal and Connecticut state income taxes on its net income and capital gains that it distributes to the holders of its common stock and preferred stock.

To maintain REIT status, an entity must meet a number of organizational and operational requirements, including a requirement that it currently distribute to shareholders at least 90% of its “REIT taxable income” (not including capital gains and certain items of non-cash income). If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal and Connecticut state income tax at regular corporate rates. Notwithstanding qualification for taxation as a REIT, the Company may be subject to federal, state and/or local tax, on undistributed REIT taxable income and net income from prohibited transactions.

Employees

The Company has seven officers and no other employees. The officers are described further in Item 10 of this report, “Directors, Executive Officers and Corporate Governance”. The Company does not anticipate that it will require any additional employees because it has retained an advisor to administer the day-to-day activities of the Company pursuant to an Advisory Agreement.

Servicing

The mortgage loans owned by the Company are serviced by Webster Bank pursuant to the terms of a servicing agreement. Webster Bank, in its role as servicer, receives fees at an annual rate of (i) 8 basis points for fixed-rate loan servicing and collection, (ii) 8 basis points for adjustable-rate loan servicing and collection, and (iii) 5 basis points for all other services to be provided, as needed, in each case based on the daily outstanding balances of all the Company’s loans for which Webster Bank is responsible. The services provided to the Company by Webster Bank are at the level of a sub-servicing agreement. As such, the Company estimates that the fees paid to Webster Bank for servicing approximates fees that would be paid if the Company operated as an unaffiliated entity. Servicing fees paid for the years ended December 31, 2009, 2008 and 2007 were $136,619, $200,467 and $240,092, respectively. Servicing fees are netted against interest income in the Statements of Income, as they are considered a reduction in yield to the Company.

Webster Bank is entitled to retain any late payment charges, prepayment fees, penalties and assumption fees collected in connection with residential mortgage loans serviced by it. Webster Bank also receives the benefit, if any, derived from interest earned on collected principal and interest payments between the date of collection and the date of remittance to the Company and from interest earned on tax and insurance escrow funds with respect to mortgage loans serviced by it. At the end of each calendar month, Webster Bank is required to invoice the Company for all fees and charges due.

Advisory Services

Advisory services are being provided pursuant to an agreement with Webster Bank to provide the Company with the following types of services: administer the day-to-day operations, monitor the credit quality of the mortgage assets, advise with respect to the acquisition, management, financing, and disposition of mortgage related assets and provide the necessary executive administration, human resources, accounting and control, technical support, record keeping, copying, telephone, mailing and distribution, investment and funds management services. Webster Bank received an annual fee for advisory services provided to the Company of $216,250 for the year ended 2009 compared to $205,000 for each of the years ended 2008 and 2007. The Company estimates that the fees paid to Webster Bank for advisory services approximate fees that would be paid for such services if the Company were an unaffiliated entity.

Operating expenses outside the scope of the advisory agreement are paid directly by the Company. Such expenses include, but are not limited to, fees for third party consultants, attorneys and external auditors, and any other expenses incurred that are not directly related to the advisory agreement.

Competition

The Company does not engage in the business of originating mortgage loans. While the Company does intend to acquire additional mortgage assets, it anticipates that these additional mortgage assets will be obtained from Webster Bank. Accordingly, the Company does not compete or expect to compete with mortgage conduit programs, investment banking firms, savings and loan associations, banks, thrift and loan associations, finance companies, mortgage bankers or insurance companies in obtaining its mortgage assets. Webster Bank, from which the Company expects to continue to obtain most or all of its mortgage assets in the future, will face competition from these organizations.

Item 1A.  Risk Factors

The material risks and uncertainties that management believes affect the Company are described below. The risks and uncertainties described below are not the only ones facing the Company. Additional risks and uncertainties that management is not aware of or focused on, or that management currently deems immaterial, may also impair the Company’s business operations. This report is qualified in its entirety by these risk factors. If any of the following risks actually occur, the Company’s financial condition and results of operations could be materially and adversely affected.

The Company is controlled by, and is reliant upon, Webster Bank, and any adverse effect upon Webster Bank could effect the Company’s operations

The Company, organized as a wholly owned subsidiary of Webster Bank, continues to be controlled by and through advisory and servicing agreements with Webster Bank. The Company’s Board of Directors consists entirely of Webster Bank employees and through advisory and servicing agreements, Webster Bank and its affiliates are involved in every aspect of the Company’s existence. Webster Bank administers the day-to-day activities of the Company in its role as Advisor under an Advisory Agreement, and acts as Servicer of the Company’s mortgage loans under a Servicing Agreement. In addition, all of the officers of the Company are also officers of Webster Bank. As the holder of all of the outstanding voting stock of the Company, Webster Bank has the right to elect all of the directors of the Company.

The Company is dependent upon Webster Bank as its Advisor and Servicer, and if Webster Bank were to assign these duties to a third-party, there can be no guarantee that the third-party would be able to perform to a level suitable to the Company

The Company is dependent on the diligence and skill of the officers and employees of Webster Bank as its Advisor for the selection, structuring and monitoring of the Company’s mortgage assets. In addition, the Company is dependent upon the expertise of Webster Bank as its Servicer for the servicing of the mortgage loans. The personnel deemed most essential to the Company’s operations are Webster Bank’s loan servicing and administration personnel, and the staff of its finance department. The loan servicing and administration personnel will advise the Company in the selection of mortgage assets, and provide loan servicing oversight. The finance department will assist in the administrative operations of the Company. The Advisor may subcontract all or a portion of its obligations under the Advisory Agreement to one or more affiliates, and under certain conditions to non-affiliates, involved in the business of managing mortgage assets. The Advisor may assign its rights or obligations under the Advisory Agreement, and the Servicer may assign its rights and obligations under the Servicing Agreement, to any affiliate of the Company involved in the business of managing real estate mortgage assets. Under the Advisory Agreement, the Advisor may subcontract out its obligations to unrelated third parties with the approval of the Board of Directors of the Company. In the event the Advisor or the Servicer subcontracts or assigns its rights or obligations in such a manner, the Company will be dependent upon the subcontractor or affiliate to provide services. Although Webster Bank has indicated to the Company that it has no plans in this regard, if Webster Bank were to subcontract all of its loan servicing to an outside third party, it also would do so with respect to mortgage assets under the Servicing Agreement. Under such circumstances, there may be additional risks as to the costs of such services and the ability to identify a subcontractor suitable to the Company. The Servicer does not believe it would subcontract these duties unless it could not perform such duties as efficiently and economically itself. See Item 13 “Certain Relationships and Related Transactions, and Director Independence” for additional information.

Webster Bank and its affiliates may have interests which are not identical to the Company’s, resulting in conflicts of interest with respect to certain transactions

Webster Bank and its affiliates may in the future have interests which are not necessarily identical to those of the Company. Consequently, conflicts of interest may arise with respect to transactions, including without limitation: future acquisitions of mortgage assets from Webster Bank and/or affiliates of Webster Bank; servicing of mortgage loans; future dispositions of mortgage loans to Webster Bank or affiliates of Webster Bank; and the modification of the Advisory Agreement or the Servicing Agreement. Under each of the foregoing circumstances, Webster Bank, as sole holder of the common stock, may, or may cause the directors and officers of the Company (each of whom is an employee of Webster Bank) to, take actions adverse to the interests of holders of the Company’s preferred shares. It is the intention of the Company and Webster Bank that any agreements and transactions between the Company, on the one hand, and Webster Bank and/or its affiliates, on the other hand, are fair to all parties and consistent with market terms, including the prices paid and received for mortgage assets on their acquisition or disposition by the Company or in connection with the servicing of mortgage loans. Also, the Advisory Agreement provides that nothing contained in such agreement shall prevent Webster Bank, its affiliates, or an officer, director, employee or shareholder from engaging in any activity, including without limitation, purchasing and managing real estate mortgage assets, rendering services and investment advice with respect to real estate investment opportunities to any other person (including other REITs) and managing other investments (including the investments of Webster Bank and its affiliates). Although it is the intent of the Company and Webster Bank that the dealings between the two be fair, there can be no assurance that agreements or transactions will be on terms as favorable to the Company as those that could have been obtained from unaffiliated third parties.

Any future change in the Company’s policies and strategies by the Board of Directors could have an adverse effect on the Company

The Board of Directors of the Company has established the investment policies, operating policies and strategies of the Company. These policies may be amended or revised from time to time at the discretion of the Board of Directors without a vote of the Company’s shareholders, including holders of the preferred shares. The ultimate effect of any change in the policies and strategies of the Company on a holder of the preferred shares may be positive or negative. For example, although the Company currently intends to maintain substantially all of its assets in a combination of residential mortgage loans and mortgage-backed securities, the Company may in the future acquire other mortgage assets, such as commercial mortgage loans, which have a different and distinct risk profile.

As a wholly owned subsidiary of Webster Bank, the Company could be subject to restrictions on its operations by bank regulators

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

Failure to qualify as a REIT would cause the Company to be taxed as a corporation, which would significantly reduce funds available to shareholders

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

If, in any taxable year, the Company fails to qualify as a REIT, the Company would not be allowed a deduction for distributions to shareholders in computing its federal taxable income and would be subject to federal and Connecticut state income taxes (including any applicable alternative minimum tax) on its taxable income at regular corporate rates. As a result, the amount available for distribution to the Company’s shareholder would be reduced for the year or years involved. In addition, unless entitled to relief under certain statutory provisions, the Company would also be disqualified from treatment as a REIT for the four taxable years following the year during which qualification was lost. A failure of the Company to qualify as a REIT would not by itself give the Company the right to redeem the preferred shares, nor would it give the holders of the preferred shares the right to have their shares redeemed.

Notwithstanding that, the Company currently intends to operate in a manner designed to qualify as a REIT. Future economic, market, legal, tax or other considerations may cause the Company to determine that it is in the best interest of the Company and the holders of its common stock and preferred shares to revoke the REIT election. The tax law prohibits the Company from electing treatment as a REIT for the four taxable years following the year of such revocation.

In the event that the Company has insufficient available cash on hand or is otherwise precluded from making dividend distributions in amounts sufficient to maintain its status as a REIT, or to avoid imposition of an excise tax, the Company may avail itself of consent dividend procedures. A consent dividend is a hypothetical dividend, as opposed to an actual dividend, declared by the Company and treated for U.S. federal tax purposes as though it had actually been paid to shareholders who were the owners of shares on the last day of the year and who executed the required consent form, and then re-contributed the dividend to the Company. The Company would use the consent dividend procedures only with respect to its common stock.

Deterioration in local economic conditions may negatively impact the Company’s financial performance

Certain geographic regions of the United States may from time to time experience natural disasters or weaker regional economic conditions and housing markets, and, consequently, may experience higher rates of loss and delinquency on mortgage loans generally. Any concentration of the mortgage loans in such a region may present risks in addition to those present with respect to mortgage loans generally. Substantially all of the residential properties presently underlying the Mortgage Assets are located in Connecticut. These Mortgage Assets may be subject to a greater risk of default than other comparable Mortgage Assets in the event of adverse economic, political or business developments or natural hazards that may affect the Connecticut region and the ability of property owners in such region to make payments of principal and interest on the underlying mortgages.

Variations in interest rates may negatively affect the Company’s financial performance

The results of the Company’s operations will be affected by various factors, many of which are beyond the control of management. As the Company does not intend to have any borrowings, the Company’s net income will be dependent primarily upon the yield of its Mortgage Assets. Accordingly, income over time will vary as a result of changes in interest rates, the behavior of which involve various risks and uncertainties, and the supply of and demand for Mortgage Assets. Prepayment rates and interest rates depend upon the nature and terms of the Mortgage Assets, the geographic location of the real estate securing the mortgage loans included in or underlying the Mortgage Assets, conditions in financial markets, the fiscal and monetary policies of the United States government and the Board of Governors of the Federal Reserve System, competition and other factors, none of which can be predicted with any certainty. While increases in interest rates will generally increase the yields on the Company’s adjustable-rate Mortgage Assets, decreasing rates typically would decrease such yields and also may result in increased levels of prepayments. Under such circumstances, the Company may not be able to reinvest at a favorable yield and may be required to purchase replacement mortgage related assets.

The difficulty in liquidating defaulted mortgage loans could negatively affect the Company’s results of operations

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

If the Company’s allowance for loan losses is not sufficient to cover actual loan losses, the Company’s earnings will decrease

The Company maintains an allowance for loan losses, which is established through a provision for loan losses charged to operations, that represents management’s best estimate of probable losses within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The level of the allowance reflects management’s continuing evaluation of industry concentrations, specific credit risks, loan loss experience, current loan portfolio quality, present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio. The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires the Company to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of the Company’s control, may require an increase in the allowance for loan losses. In addition, if charge-offs in future periods exceed the allowance for loan losses, the Company will need additional provisions to increase the allowance for loan losses. Any increases in the allowance for loan losses will result in a decrease in net income and, possibly, capital, and may have a materially adverse effect on the Company’s financial condition and results of operations. See the section captioned “Allowance for Loan Losses” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, located elsewhere in this report for further discussion related to the process for determining the appropriate level of the allowance for loan losses.

To the extent the Company were to incur indebtedness, the Company would be subject to risks associated with leverage, including changes in interest rates and prepayment risk

Although the Company does not currently intend to incur any indebtedness in connection with the acquisition and holding of Mortgage Assets, the Company may do so at any time. Under the Company’s Certificate of Incorporation and other corporate governance documents, there are no limitations on the Company’s ability to incur additional indebtedness. To the extent the Company were to change its policy with respect to the incurrence of indebtedness, the Company would be subject to risks associated with leverage, including, without limitation, changes in interest rates and prepayment risk.

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

Item 4.  [Removed and Reserved]

PART II

Item 5.  Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities

Common Stock

All of the Company’s common stock is owned by Webster Bank, and consequently there is no established public trading market for such securities. As of March 3, 2010, there were 100 issued and outstanding shares of common stock.

For the years ended December 31, 2009, 2008 and 2007, dividends of $7.7 million, $13.7 million and $17.6 million, respectively, were declared and paid to the common shareholder. In addition, for the years ended December 31, 2009, 2008 and 2007, returns of capital totaling $39.0 million, $130.0 million and $185.0 million, respectively, were paid to the common shareholder.

Preferred Stock

The Company’s Series B 8.625% Cumulative Redeemable Preferred Stock (the “Series B Preferred Stock”) is traded on the NASDAQ Global Market under the symbol “WBSTP.” The Series B Preferred Stock is currently redeemable at the option of the Company, at a redemption price of $10 per share, plus any accrued and unpaid dividends. At this time, management has no plans to redeem the Series B Preferred Stock. For each of the years ended December 31, 2009, 2008 and 2007, dividends paid on the Series B Preferred Stock totaled $862,500.

The following table provides information concerning the market price of the Series B Preferred Stock. At December 31, 2009, the closing market price of the Series B Preferred Stock was $10.27.

	Years Ended December 31,
	2009	2008	2007
Average	$8.61	$9.65	$10.73
High	10.50	10.95	14.49
Low	5.00	7.50	9.45

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

Balance Sheet Data

	As of December 31,
(In thousands)	2009	2008	2007	2006	2005
Total assets	$157,868	$197,185	$327,902	$511,990	$511,761
Securities available for sale	-	-	-	-	41,335
Residential mortgage loans	153,102	189,879	274,634	374,223	390,158
Allowance for loan losses	(2,183)	(2,183)	(1,772)	(2,022)	(2,022)
Residential mortgage loans, net	150,919	187,696	272,862	372,201	388,136
Interest-bearing deposits	-	-	51,000	80,000	77,000
Total shareholders’ equity	157,586	196,971	327,683	511,774	511,571

Income Statement Data
	For the Years Ended December 31,
(In thousands)	2009	2008	2007	2006	2005
Total interest income	$8,775	$14,617	$19,424	$27,669	$26,708
Provision for loan losses	267	420	(250)	-	-
Loss on sale of securities	-	-	-	(117)	-
Loss on write-down of securities available for sale to fair value	-	-	-	(526)	-
Non-interest expenses	338	372	323	329	294
Net income	8,170	13,825	19,351	26,697	26,414
Preferred stock dividends	863	863	863	863	863
Net income available to common shareholder	$7,307	$12,962	$18,488	$25,834	$25,551

Asset Quality Data
	As of December 31,
	2009	2008	2007	2006	2005
Non-performing loans	$5,745	$823	$849	$211	$97
Non-performing loans as a percent of total assets	3.64%	0.42%	0.26%	0.04%	0.02%
Non-performing loans as a percent of total loans	3.75	0.43	0.31	0.06	0.02
Allowance for loan losses as a percent of total loans	1.43	1.15	0.65	0.54	0.52
Allowance for loan losses as a percent of non-performing loans	38.00	265.25	208.72	958.29	2,084.54

Per Share Data
	For the Years Ended December 31,
	2009	2008	2007	2006	2005
Net income per common share, basic	$73,079	$129,624	$184,883	$258,339	$255,505
Dividends per common share	$76,930	$136,740	$175,790	$261,310	$256,184

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “believes”, “anticipates”, “expects”, “intends”, “targeted”, “continue”, “remain”, “will”, “should”, “may”, “plans”, “estimates” and similar references to future periods, however such words are not the exclusive means of identifying such statements. Examples of forward-looking statements include, but are not limited to: (i) projections of revenues, expenses, income or loss, earnings or loss per share, and other financial items; (ii) statements of plans, objectives and expectations of WPCC or its management or Board of Directors; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements. Forward-looking statements are based on WPCC’s current expectations and assumptions regarding its business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. WPCC’s actual results may differ materially from those contemplated by the forward-looking statements, which are neither statements of historical fact nor guarantees or assurances of future performance. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to: (1) local, regional, national and international economic conditions; (2) government intervention in the U.S. financial system; (3) changes in the level of non-performing assets and charge-offs; (4) inflation, interest rate, securities market and monetary fluctuations, and management’s estimates and projections of such fluctuations; (5) changes in management’s estimate of the adequacy of the allowance for loan losses; (6) changes in laws, regulations and policies (including tax, banking, securities and insurance laws, regulations and policies); (7) changes in applicable accounting policies and practice; (8) legal and regulatory developments including the resolution of legal proceedings or regulatory or other governmental inquiries and the results of regulatory examinations or reviews; (9) the Company’s success at managing the risks involved in the foregoing items; and (10) the other factors that are described in this Annual Report on Form 10-K under the heading “Risk Factors.” Any forward-looking statement made by the Company in this Annual Report on Form 10-K speaks only as of the date on which it is made. Factors or events that could cause the Company’s actual results to differ may emerge from time to time, and it is not possible for the Company to predict all of them. The Company undertakes no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

The Company has elected to be treated as a REIT under the Code and will generally not be subject to federal and Connecticut state income taxes for as long as it maintains its qualification as a REIT, requiring among other things, that it currently distribute to shareholders at least 90% of its “REIT taxable income” (not including capital gains and certain items of noncash income). The following discussion of the Company’s financial condition and results of operations should be read in conjunction with the Company’s financial statements and other financial data.

Summary

The Company’s net income for 2009 was $8.2 million, a decrease of $5.6 million compared to $13.8 million in 2008. Total interest income decreased $5.8 million in 2009 primarily due to the reduction of $97.6 million in average interest earning assets from $269.2 million at December 31, 2008 to $171.7 million at December 31, 2009. The yield on interest earning assets decreased by 32 basis points to 5.11% in 2009 compared to 5.43% in 2008, primarily due to adjustable interest rate loans that reset downward with falling interest rates during 2009 and a $4.9 million increase in non-performing loans.

Results of Operations

Net income for the year ended December 31, 2009 was $8.2 million, a decrease of $5.6 million when compared to net income of $13.8 million for the year ended December 31, 2008. The decrease of $5.6 million in net income for 2009 when compared to 2008 is primarily due to the reduction of $97.6 million in average interest earning assets. The $97.6 million reduction in average interest earning assets is primarily due to a reduction in interest-bearing deposits held by the Company, principal paydowns on outstanding residential real estate loans and a transfer of loans to Webster Bank in 2008.

Net income for the year ended December 31, 2008 was $13.8 million, a decrease of $5.6 million when compared to net income of $19.4 million for the year ended December 31, 2007. The decrease of $5.6 million in net income for 2008 when compared to 2007 is primarily due to the reduction of $78.5 million in average interest earning assets. The $78.5 million reduction in average interest earning assets is primarily due to a reduction in interest-bearing deposits, principal paydowns on outstanding residential real estate loans and a transfer of loans to Webster Bank in 2008 offset by the acquisition of loans from Webster Bank in 2007.

Interest Income

Total interest income decreased in 2009 compared with 2008 and 2007 due to lower average loan balances and lower average loan yields. The following table presents the average balances and yields on the Company’s interest-earning assets for the periods indicated:

	For the Years Ended December 31,
	2009			2008			2007
(Dollars in thousands)	Average Balance	Interest Income	Average Yield	Average Balance	Interest Income	Average Yield	Average Balance	Interest Income	Average Yield
Mortgage loans net of deferred costs	$171,651	$8,775	5.11%	$251,866	$14,127	5.61%	$301,128	$17,009	5.65%
Interest-bearing deposits	-	-	-	17,352	490	2.82	46,630	2,415	5.18

Total	$171,651	$8,775	5.11%	$269,218	$14,617	5.43%	$347,758	$19,424	5.59%

Interest income on loans decreased $5.3 million for the year ended December 31, 2009 to $8.8 million when compared with $14.1 million for the year ended December 31, 2008 due to lower average mortgage loan balances and a decline in the average yield of 50 basis points. The decrease in the average yield reflects the effects that the 400 basis point reductions made by the Federal Reserve during 2008 have had in 2009 on the adjustable rate residential loans. At December 31, 2009 approximately 41.5% of the Company’s portfolio was comprised of adjustable rate loans as compared to 41.9% at December 31, 2008. The decline in yields is also impacted by the reduction in interest earned due to an increase in non-accruing loans. The Company’s total non-accruing loans increased to $5.7 million at December 31, 2009 in comparison with $0.8 million at December 31, 2008.

Interest income on loans decreased $2.9 million for the year ended December 31, 2008 to $14.1 million when compared with $17.0 million for the year ended December 31, 2007 due to lower average mortgage loan balances and an increase in adjustable rate loans as a percentage of the overall portfolio composition. At December 31, 2008 approximately 41.9% of the Company’s portfolio was comprised of adjustable rate loans as compared to 37.0% at December 31, 2007.

Included in interest income from loans is a reduction for loan servicing fees that Webster Bank retains. Servicing fees are based upon an annual rate of (i) 8 basis points for fixed-rate loan servicing and collection, (ii) 8 basis points for adjustable-rate loan servicing and collection, and (iii) 5 basis points for all other services to be provided, as needed, in each case based on the daily outstanding balances of all the Company’s loans for which Webster Bank is responsible. Loan servicing fees were $136,619, $200,467 and $240,092 for the years ended December 31, 2009, 2008 and 2007, respectively. The decrease in loan servicing fees for 2009 and 2008 was consistent with a decrease in the average loan balances outstanding.

Interest income on short-term investments decreased $1.9 million for the year ended December 31, 2008 to $0.5 million when compared with $2.4 million for the year ended December 31, 2007 due to lower average interest-bearing deposit balances and a decline in the average yield of 236 basis points. The decrease in the average balance and average yield is directly related to the reduction of all interest bearing deposits held by the Company during 2008. As of December 31, 2009 and 2008, there were no interest bearing deposits held by the Company as compared to $51.0 million held at December 31, 2007. For the year ended December 31, 2009, there was no interest income on interest bearing deposits due to the reduction of all interest bearing deposit holdings.

Interest income is affected by changes in both volume and interest rates. Volume changes are caused by increases or decreases during the year in the level of average interest-earning assets. Rate changes result from increases or decreases in the yields earned on assets. The following table presents for each of the last two years, a summary of the changes in interest income resulting from changes in the volume of average asset balances and changes in the average yields compared with the preceding year. If significant, the change in interest income due to both volume and rate has been prorated between the volume and the rate variances based on the dollar amount of each variance.

	Years ended December 31, 2009 v. 2008			Years ended December 31, 2008 v. 2007
	Increase (decrease) due to			Increase (decrease) due to
(In thousands)	Rate	Volume	Total	Rate	Volume	Total
Interest on interest-earning assets:
Loans, net	$(1,165)	$(4,187)	$(5,352)	$(118)	$(2,764)	$(2,882)
Interest-bearing deposits	-	(490)	(490)	(809)	(1,116)	(1,925)

Net change in net interest income	$(1,165)	$(4,677)	$(5,842)	$(927)	$(3,880)	$(4,807)

Non-Interest Expenses

The Company incurs advisory fee expenses payable to Webster Bank pursuant to an advisory agreement with Webster Bank for services that Webster Bank renders on the Company’s behalf. Advisory fees for the years ended December 31, 2009, 2008, and 2007 were $216,250, $205,000 and $205,000, respectively. For 2010, advisory fees are not expected to vary significantly from 2009 levels.

General and administrative expenses consisted primarily of audit fees, exchange listing fees and other shareholder costs. Total general and administrative expenses were $121,969, $167,044 and $117,906 for the years ended December 31, 2009, 2008 and 2007, respectively. Audit fees were approximately $30,000, $33,600 and $32,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

Financial Condition

The Company had total assets of $157.9 million and $197.2 million at December 31, 2009 and 2008, respectively. The decrease in total assets of $39.3 million is primarily due to a $36.8 million decrease in the balance of outstanding residential mortgage loans to $150.9 million at December 31, 2009 as compared to $187.7 million at December 31, 2008. The decrease in residential mortgage loans outstanding is due to $36.4 million in repayments and a $0.3 million provision for loan losses.

Shareholders’ equity decreased $39.4 million to $157.6 million at December 31, 2009 from $197.0 million at December 31, 2008, due to the $39.0 million return of capital distribution to Webster Bank, the $8.6 million in common and preferred dividends offset by $8.2 million of net income for the year ended December 31, 2009.

Cash

At December 31, 2009 and December 31, 2008, all cash balances of the Company were held in deposit accounts at Webster Bank.

Loans

A summary of the Company’s residential mortgage loans by original maturity for the last five years follows:

	As of December 31,
(In thousands)	2009	2008	2007	2006	2005
Fixed-rate loans:
15 yr. loans	$5,774	$7,591	$26,465	$29,401	$50,842
20 yr. loans	3,864	5,991	6,610	6,652	7,218
25 yr. loans	2,272	3,029	3,140	2,857	3,718
30 yr. loans	77,289	93,329	136,124	198,172	232,742

Total fixed-rate loans	89,199	109,940	172,339	237,082	294,520

Adjustable-rate loans:
15 yr. loans	854	438	547	877	666
20 yr. loans	117	557	594	559	1,241
25 yr. loans	390	444	487	1,012	1,183
30 yr. loans	61,849	77,704	99,700	133,265	89,951

Total adjustable-rate loans	63,210	79,143	101,328	135,713	93,041

Premiums and deferred costs on loans, net	693	796	967	1,428	2,597

Total residential mortgage loans	153,102	189,879	274,634	374,223	390,158
Less: allowance for loan losses	(2,183)	(2,183)	(1,772)	(2,022)	(2,022)

Residential mortgage loans, net	$150,919	$187,696	$272,862	$372,201	$388,136

Contractual maturities of the Company’s residential mortgage loans by category at December 31, 2009:

	Contractual Maturity
(In thousands)	One Year or Less	More than One to Five Years	More than Five Years	Total
Fixed-rate loans:
15 yr. loans	$4	$1,122	$4,648	$5,774
20 yr. loans	-	5	3,859	3,864
25 yr. loans	-	-	2,272	2,272
30 yr. loans	-	45	77,244	77,289

Total fixed-rate loans	4	1,172	88,023	89,199

Adjustable-rate loans:
15 yr. loans	$-	$41	$813	854
20 yr. loans	-	63	54	117
25 yr. loans	-	58	332	390
30 yr. loans	-	98	61,751	61,849

Total adjustable-rate loans	-	260	62,950	63,210

Total residential mortgage loans	$4	$1,432	$150,973	$152,409

The contractual maturities are expected gross receipts from borrowers. The balances of the contractual maturities reflected in the table previously presented do not include $509,458 in net unamortized premiums and $183,357 in net deferred costs.

Concentration of Credit Risk

Concentration of credit risk generally arises with respect to the loan portfolio when a number of borrowers engage in similar business activities or activities in the same geographical region. Concentration of credit risk indicates the relative sensitivity of the Company’s performance to both positive and negative developments affecting a particular industry. The balance sheet exposure to geographic concentrations directly affects the credit risk of the Company’s residential real estate loans. The majority of the Company’s residential real estate loans are concentrated in the state of Connecticut. Adverse conditions that affect the state of Connecticut could adversely affect the Company’s operations.

Asset Quality

All loans held by the Company were originated by Webster Bank in the ordinary course of its real estate lending activities. As such, the Company’s asset quality is dependent upon Webster Bank’s ability to maintain adequate underwriting standards. At December 31, 2009 and 2008, the loan portfolio was comprised of residential real estate loans. No loans were acquired by the Company from Webster Bank for the years ended December 31, 2009 and 2008. For the year ended December 31, 2008, there were $46.4 million in loans transferred by the Company to Webster Bank.

Non-performing assets, including impaired and restructured loans, loan delinquency and credit losses are considered to be key measures of asset quality. Asset quality is one of the key factors in the determination of the level of the allowance for loan losses. See “Allowance for Loan Losses” contained elsewhere within this section for further information.

Nonperforming Assets

The following table details the Company’s nonperforming assets for the last five years:

Nonperforming Loans

	As of December 31,
(Dollars in thousands)	2009	2008	2007	2006	2005
Loans accounted for on a nonaccrual basis:
Residential fixed-rate loans	$4,131	$448	$379	$-	$-
Residential adjustable-rate loans	1,614	375	470	211	97

Total nonperforming loans	$5,745	$823	$849	$211	$97

Allowance for loan losses	$2,183	$2,183	$1,772	$2,022	$2,022
Allowance / nonperforming loans	38.00%	265.25%	208.72%	958.29%	2,084.54%
Allowance / total mortgage loans	1.43	1.15	0.65	0.54	0.52

It is the Company’s policy that all loans 90 or more days past due are placed in non-accruing status. At December 31, 2009, non accruing loans were $5.7 million compared to $0.8 million at December 31, 2008, an increase of $4.9 million. This increase is directly related to the slow economic environment and its impact on consumers in the communities in which the Company holds assets.

Loan Delinquencies

The following table sets forth information on the Company’s loans past due 30-89 days and still accruing:

30-89 Still Accruing (In thousands)	As of December 31,
	2009	2008	2007	2006	2005
Past due 30-89 days:
Residential fixed-rate loans	$1,942	$2,923	$462	$204	$723
Residential adjustable-rate loans	660	1,862	491	250	539

Total	$2,602	$4,785	$953	$454	$1,262

Loans past due for 30-89 days decreased by $2.2 million to $2.6 million at December 31, 2009 compared to $4.8 million at December 31, 2008.

Impaired Loans

The Company individually reviews loans not expected to be collected in accordance with the original terms of the contractual agreement for impairment based on the fair value of expected cash flows or collateral. At December 31, 2009, impaired loans totaled $3.2 million, including loans of $1.6 million with an impairment allowance of $0.3 million. There were no impaired loans at December 31, 2008.

The following table summarizes impaired loans as of December 31, 2009.

	As of December 31, 2009
(In thousands)	With Specific Reserves	Without Reserves	Total
Loans impaired and still accruing
Fixed-rate residential loans	$208	$357	$565
Adjustable-rate residential loans	-	349	349

Total loans impaired and still accruing	$208	$706	$914

Loans impaired and not accruing
Fixed-rate residential loans	$1,074	$1,235	$2,309

Total loans impaired and not accruing	$1,074	$1,235	$2,309

Total impaired loans	$1,282	$1,941	$3,223

Troubled Debt Restructures

A loan whose terms have been modified due to the financial difficulties of a borrower is reported by the Company as a troubled debt restructure (“TDR”). All TDRs are placed on non-accrual status until the loan qualifies for return to accrual status. Loans qualify for return to accrual status once they have demonstrated performance with the restructured terms of the loan agreement for a minimum of six months. TDRs are by definition impaired loans and have been reported within the impaired loan categories in the preceding table. In accordance with the Company’s credit risk policy, loans or portions of loans are charged off against the allowance for loan losses when deemed by management to be uncollectible. At December 31, 2009 the Company had TDR’s that total $2.6 million. Thirteen loans were restructured during 2009. At December 31, 2009, nine TDR loans totaling $1.7 million were on non-accrual and four TDR loans totaling $0.9 million were current and accruing. For the year ended December 31, 2009, the Company recognized $26,599 in TDR charge-offs. There were no TDRs as of December 31, 2008 and 2007.

Allowance for Loan Losses

The allowance for loan losses is maintained at a level estimated by management to provide for probable losses inherent in the loan portfolio. Probable losses are estimated based upon a quarterly review of the loan portfolio, past loss experience, specific problem loans, economic conditions and other pertinent factors which, in management’s judgment, deserve current recognition in estimating loan losses. In assessing the specific risks inherent in the portfolio, management takes into consideration the risk of loss on nonaccrual loans, criticized loans and watch list loans including an analysis of the collateral for such loans.

Management considers the adequacy of the allowance for loan losses a critical accounting policy. The adequacy of the allowance for loan losses is subject to judgment in its determination. Actual loan losses could differ materially from management’s estimate if actual loss factors and conditions differ significantly from the assumptions utilized. These factors and conditions include the general economic conditions within the Company’s market as well as trends within real estate values, interest rates and the financial condition of individual borrowers. While management believes the allowance for loan losses is adequate as of December 31, 2009, actual results may prove different and these differences could be significant.

Webster Bank’s Credit Risk Management Committee, in its role as advisor to the Company, meets on a quarterly basis to review and conclude on the adequacy of the allowance. The results are presented to and reviewed by management of the Company.

At December 31, 2009, the allowance for loan losses was $2.2 million, or 1.4% of the total residential mortgage loan portfolio, and 38.0% of total non-performing loans. This compares with an allowance of $2.2 million or 1.2% of the total loan portfolio, and 265.3% of total non-performing loans at December 31, 2008. Gross charge-offs for the year ended December 31, 2009 were $0.3 million, an increase of $0.3 million when compared to charge-offs of $9,000 for the year ended December 31, 2008. The increase in charge-off activity reflects the focus on non-accrual resolution and updated valuations of non-performing loans for the year ended December 31, 2009. During the fourth quarter of 2009, the Company began to experience a level of stabilization within the residential portfolio as noted by the decline in loans past due 30-89 days. Due to these trends and a detailed review of the underlying portfolio, management concluded that a provision for loan loss equal to net charge-offs would result in an ending allowance reflective of the inherent losses in the portfolio. For the quarter ended December 31, 2009, the Company reduced the provision by $0.4 million to reach the level of the required reserve.

A detail of the change in the allowance for loan losses for the periods indicated follows:

	Years Ended December 31,
(In thousands)	2009	2008	2007	2006	2005
Balance at beginning of the year	$2,183	$1,772	$2,022	$2,022	$2,022
Provision for loan losses	267	420	(250)	-	-
Charge-offs	(267)	(9)	-	-	-

Balance at end of the year	$2,183	$2,183	$1,772	$2,022	$2,022

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

Dividends on the Series B Preferred Stock are payable at the rate of 8.625% per annum (an amount equal to $0.8625 per annum per share), in all cases if, when and as declared by the Board of Directors of the Company. Dividends on the preferred shares are cumulative and, if declared, payable on January 15, April 15, July 15 and October 15 in each year. The Company periodically makes dividend payments on its common stock in accordance with Company by-laws. Common stock dividends are paid to comply with REIT qualification rules. REIT qualification rules require that at least 90% of net taxable income for the year be distributed to shareholders. Continued prepayments in 2008 and 2009 resulted in increased cash levels for the Company. In 2008 and 2009, WPCC declared return of capital dividends in order to return a portion of the available cash to the Company’s common shareholder.

In the event that principal and interest payments on its mortgage assets are insufficient to meet its operating needs, the Company has the ability to raise additional funds. The Company’s residential mortgage loans are underwritten to meet secondary market requirements and could be sold or securitized as mortgage-backed securities and used as borrowing collateral.

Asset/Liability Management and Market Risk

As the majority of the Company’s assets are sensitive to changes in interest rates, the most significant form of market risk is interest rate risk. The primary goal of managing this risk is to maximize net income (short-term risk) and net economic value (long-term risk) over time in changing interest rate environments. An effective asset/liability management process must balance the risks and rewards from both short and long-term interest rate risks in determining management strategy and action.

The Company’s interest rate sensitive assets are subject to prepayment risk. Prepayment risk is inherently difficult to estimate and is dependent upon a number of economic, financial and behavioral variables. Webster Bank, in its role as advisor to the Company, uses a sophisticated mortgage prepayment modeling system to estimate prepayments and the corresponding impact on market value and net interest income. The model uses information that includes the instrument type, coupon spread, loan age and other factors in its projections. Webster Bank prepares estimates of the level of prepayments and the effect of such prepayments on the level of future earnings due to reinvestment of funds at rates different than those that currently exist.

Both Webster Bank and the Company are unable to predict future fluctuations in interest rates. The market values of the Company’s financial assets are sensitive to fluctuations in market interest rates. The market values of fixed-rate loans and mortgage-backed securities tend to decline in value as interest rates rise. If interest rates decrease, the market value of loans and mortgage-backed securities generally will tend to increase with the level of prepayments also normally increasing. The interest income earned on the Company’s adjustable-rate, interest-sensitive instruments, which represent primarily adjustable-rate mortgage loans, may change due to changes in quoted interest-rate indices. The adjustable-rate mortgage loans generally re-price based on a stated margin over U.S. Treasury Securities indices of varying maturities, the terms of which are established at the time that the loan is closed. At December 31, 2009, 41.5% of the Company’s residential mortgage loans were adjustable-rate loans, compared to 41.9% at December 31, 2008.

The following table summarizes the estimated fair values of the Company’s interest-sensitive assets at December 31, 2009 and 2008, and the projected change to fair values if interest rates instantaneously increase or decrease by 100 basis points. Loans are presented in the following table gross of the allowance for loan losses and exclude premiums and deferred costs as these components are not interest-sensitive assets. The Company had no interest-sensitive liabilities at December 31, 2009 and 2008.

			Estimated Market Value Impact
(In thousands)	Amortized Cost	Fair Value	-100 BP	+100 BP
At December 31, 2009
Fixed-rate residential loans	$89,199	$88,360	N/A	$(4,016)
Adjustable-rate residential loans	63,210	63,129	N/A	(619)

	$152,409	$151,489		$(4,635)

At December 31, 2008
Fixed-rate residential loans	$109,940	$102,801	N/A	$(3,669)
Adjustable-rate residential loans	79,143	74,004	N/A	(786)

	$189,083	$176,805		$(4,455)

Interest-sensitive assets, when shocked by a plus 100 basis point rate change, results in an unfavorable $4.6 million, or 3.1% change in 2009, compared to an unfavorable $4.5 million, or 2.3%, change in 2008.

Based on the Company’s asset/liability mix at December 31, 2009, management estimates that a gradual 200 basis point increase in interest rates would increase net income over the next twelve months by 2.7%.

These assumptions are inherently uncertain and, as a result, the simulation analyses cannot precisely estimate the impact that higher or lower rate environments will have on net income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes, changes in cash flow patterns and market conditions, as well as changes in management’s strategies. Based upon review of the work performed by Webster Bank, management believes that the Company’s interest-rate risk position at December 31, 2009 represents a reasonable level of risk.

Impact of Inflation and Changing Prices

The financial statements and related data presented herein have been prepared in accordance with U.S. generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation.

Unlike most industrial companies, virtually all of the assets and liabilities of a real estate investment trust are monetary in nature. As a result, interest rates have a more significant impact on a real estate investment trust’s performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the price of goods and services. In the current interest rate environment, the maturity structure of the Company’s assets is critical to the maintenance of acceptable performance levels.

Critical Accounting Policies and Estimates

The accounting and reporting policies followed by the Company conform, in all material respects, to accounting principles generally accepted in the United States and to general practices within the financial services industry. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. While the Company bases estimates on historical experience, current information and other factors deemed to be relevant, actual results could differ from those estimates.

Critical accounting estimates are necessary in the application of certain accounting policies and procedures, and are particularly susceptible to significant change. Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. The following describes the accounting policy management believes involves the most complex or subjective decisions or assessments.

Allowance for Loan Losses

Accounting policies related to the allowance for loan losses are considered to be critical, as these policies involve considerable subjective judgment and estimation by management. The allowance for loan losses is a reserve established through a provision for loan losses charged to expense, which represents management’s best estimate of probable losses that have been incurred within the existing Company’s portfolio of loans as of the balance sheet date. The allowance, in the judgment of management, is based on guidance provided in SEC Staff Accounting Bulletin No. 102, “Selected Loan Loss Allowance Methodology and Documentation Issues” and includes amounts calculated in accordance with Accounting Standards Codification (FASB ASC) topic 310, “Receivables” and allowance allocation calculated in accordance with FASB ASC Topic 450, “Contingencies.” The level of the allowance reflects management’s continuing evaluation of industry concentrations, specific credit risks, loan loss experience, current loan portfolio quality, present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio, as well as trends in the foregoing. Portions of the allowance may be allocated for specific credits; however, the entire allowance is available for any credit that, in management’s judgment, should be charged off. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent upon a variety of factors beyond the Company’s control, including the performance of the Company’s loan portfolio, the economy, changes in interest rates and the view of the regulatory authorities toward loan classifications.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Information regarding quantitative and qualitative disclosures about market risk appears under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the caption “Asset/Liability Management and Market Risk”.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Webster Preferred Capital Corporation:

We have audited the accompanying balance sheet of Webster Preferred Capital Corporation (a subsidiary of Webster Bank, N.A.) as of December 31, 2009, and the related statements of income, shareholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Webster Preferred Capital Corporation at December 31, 2009 and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Boston, Massachusetts

March 15, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Webster Preferred Capital Corporation:

We have audited the accompanying balance sheets of Webster Preferred Capital Corporation (a subsidiary of Webster Bank, N.A.) as of December 31, 2008, and the related statements of income, shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Webster Preferred Capital Corporation as of December 31, 2008, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Hartford, Connecticut

March 10, 2009

WEBSTER PREFERRED CAPITAL CORPORATION

BALANCE SHEETS

	December 31,
(In thousands, except share and per share data)	2009	2008
Assets

Cash	$6,374	$8,680
Residential mortgage loans	153,102	189,879
Allowance for loan losses	(2,183)	(2,183)

Residential mortgage loans, net	150,919	187,696
Accrued interest receivable	575	809

Total assets	$157,868	$197,185

Liabilities and Shareholders’ Equity

Accrued dividends payable	$180	$180
Accrued expenses and other liabilities	102	34

Total liabilities	282	214

Shareholders’ Equity
Series B 8.625% cumulative redeemable preferred stock, liquidation preference $10 per share; par value $1.00 per share:
1,000,000 shares authorized, issued and outstanding	1,000	1,000
Common stock, par value $.01 per share:
Authorized - 1,000 shares
Issued and outstanding - 100 shares	1	1
Paid-in capital	159,800	198,799
Distributions in excess of accumulated earnings	(3,215)	(2,829)

Total shareholders’ equity	157,586	196,971

Total liabilities and shareholders’ equity	$157,868	$197,185

See accompanying notes to financial statements.

WEBSTER PREFERRED CAPITAL CORPORATION

STATEMENTS OF INCOME

	Years Ended December 31,
(In thousands, except per share data)	2009	2008	2007
Interest income:
Loans, net of servicing fees	$8,775	$14,127	$17,009
Securities and interest-bearing deposits	-	490	2,415

Total interest income	8,775	14,617	19,424

Provision for loan losses	267	420	(250)

Interest income after provision for loan losses	8,508	14,197	19,674

Non-interest expenses:
Advisory fee expense paid to parent	216	205	205
Foreclosed property expenses	-	62	-
Other expenses	122	105	118

Total non-interest expenses	338	372	323

Net income	8,170	13,825	19,351
Preferred stock dividends	863	863	863

Net income available to common shareholder	$7,307	$12,962	$18,488

Basic net income per common share	$73,079	$129,624	$184,883

See accompanying notes to financial statements.

WEBSTER PREFERRED CAPITAL CORPORATION

STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except per share data)	Preferred Stock	Common Stock	Paid-In Capital	Distributions in Excess of Accumulated Earnings	Total
Balance, December 31, 2006	$1,000	$1	$513,799	$(3,026)	$511,774

Net income	-	-	-	19,351	19,351
Return of capital dividend	-	-	(185,000)	-	(185,000)
Common stock dividends ($175,790 per share)	-	-	-	(17,579)	(17,579)
Preferred stock dividends	-	-	-	(863)	(863)

Balance, December 31, 2007	$1,000	$1	$328,799	$(2,117)	$327,683

Net income	-	-	-	13,825	13,825
Return of capital dividend	-	-	(130,000)	-	(130,000)
Common stock dividends ($136,740 per share)	-	-	-	(13,674)	(13,674)
Preferred stock dividends	-	-	-	(863)	(863)

Balance, December 31, 2008	$1,000	$1	$198,799	$(2,829)	$196,971

Net income	-	-	-	8,170	8,170
Return of capital dividend	-	-	(38,999)	-	(38,999)
Common stock dividends ($76,930 per share)	-	-	-	(7,693)	(7,693)
Preferred stock dividends	-	-	-	(863)	(863)

Balance, December 31, 2009	$1,000	$1	$159,800	$(3,215)	$157,586

See accompanying notes to financial statements.

WEBSTER PREFERRED CAPITAL CORPORATION

STATEMENTS OF CASH FLOWS

	Years ended December 31,
(In thousands)	2009	2008	2007
Cash flow from operating activities:
Net income	$8,170	$13,825	$19,351
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization and accretion	103	171	192
Loss on sale of REO	-	56	-
Provision for loan losses	267	420	(250)
Decrease in accrued interest receivable	234	375	675
Increase (decrease) in accrued expenses and other liabilities	68	(5)	3
Decrease in prepaid expenses and other assets	-	313	1,261
Net cash provided by operating activities	8,842	15,155	21,232
Cash flow from investing activities:
Proceeds from sale of foreclosed properties	-	326	-
Net decrease in interest-bearing deposits	-	51,000	29,000
Net decrease in residential mortgage loans	36,407	84,193	99,397
Net cash provided by investing activities	36,407	135,519	128,397
Cash flow from financing activities:
Dividends paid on common and preferred stock	(8,556)	(14,537)	(18,442)
Return of capital dividend	(38,999)	(130,000)	(185,000)
Net cash used for financing activities	(47,555)	(144,537)	(203,442)
Net (decrease) increase in cash	(2,306)	6,137	(53,813)
Cash, beginning of year	8,680	2,543	56,356
Cash, end of year	$6,374	$8,680	$2,543

See accompanying notes to financial statements.

WEBSTER PREFERRED CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 1: Summary of Significant Accounting Policies

Business

Webster Preferred Capital Corporation (the “Company”) is a Connecticut corporation incorporated in March 1997 and a subsidiary of Webster Bank, National Association, (“Webster Bank”), which is a wholly owned subsidiary of Webster Financial Corporation (“Webster”). The Company acquires, holds and manages real estate related mortgage assets.

The Company has elected to be treated as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”), and will generally not be subject to federal income tax to the extent that it distributes its earnings to its shareholders and maintains its qualification as a REIT. All of the shares of the Company’s common stock, par value $0.01 per share, are owned by Webster Bank, which is a federally chartered and federally insured commercial bank. Webster Bank has indicated to the Company that, for as long as any of the Company’s preferred shares are outstanding, Webster Bank intends to maintain direct ownership of 100% of the outstanding common stock of the Company.

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

Accounting Standards Codification

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

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates. The allowance for loan losses is particularly subject to change.

Statements of Cash Flows

For purposes of the Statements of Cash Flows, the Company defines cash as amounts held in deposit accounts with Webster Bank.

Residential Mortgage Loans

Loans represent assets that the Company acquires from Webster Bank at their acquisition cost which represents the aggregate outstanding gross principal balance, net of premiums, discounts and deferred loan costs and/or fees. While these transfers represent legal sales by Webster Bank, Webster Bank may not record the transfers as sales for GAAP accounting purposes because of its 100% direct ownership interest in the Company. Accordingly, the Company’s assets represent non-recourse receivables from Webster Bank which are fully collateralized by the underlying loans. The underlying loans are whole loans secured by first mortgages or deeds of trust on single family (one-to-four unit) residential real estate properties located primarily in Connecticut. The assets continue to be classified as residential loans in the Company’s financial statements because the returns on and the recoverability of these non-recourse receivables are entirely dependent on the performance of the underlying residential loans.

Loans are stated at the principal amounts outstanding, net of unamortized premiums and discounts and net of deferred loan fees and/or costs which are recognized as a yield adjustment using the interest method. These yield adjustments are amortized over the contractual life of the related loans adjusted for estimated prepayments when applicable. Interest on loans is credited to interest income as earned based on the interest rate applied to principal amounts outstanding. Loans are placed on nonaccrual status when timely collection of principal and interest in accordance with contractual terms is doubtful. Loans are transferred to a nonaccrual basis generally when principal or interest payments become 90 days delinquent, unless the loan is well secured and in process of collection, or sooner when management concludes circumstances indicate that borrowers may be unable to meet contractual principal or interest payments.

Accrual of interest is discontinued if the loan is placed on nonaccrual status. Loans are placed on nonaccrual status at 90 days past due. When a loan is transferred to nonaccrual status, unpaid accrued interest is reversed and charged against interest income. If ultimate repayment of a nonaccrual loan is expected, any payments received are applied in accordance with the loan’s contractual terms. If ultimate repayment is not expected, or management judges it to be prudent, any payment received on a nonaccrual loan is applied to principal until the unpaid balance has been fully recovered. Any excess is then credited to interest income when received. Loans are removed from nonaccrual status when they become current as to principal and interest or demonstrate a period of performance under contractual terms and, in the opinion of management, are fully collectible as to principal and interest.

Loans are considered impaired, when based on current information and events, it is probable the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. Impairment is evaluated in total for smaller-balance loans of a similar nature and on an individual loan basis for other loans. If a loan is impaired, a specific valuation allowance is allocated, if necessary, so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value less cost to sell of collateral if repayment is expected solely from the collateral. Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured, in which case interest is recognized on a cash basis. Impaired loans, or portions thereof, are charged off when deemed uncollectible.

Allowance for Loan Losses

The allowance for loan losses is a reserve established through a provision for loan losses charged to expense, which represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans at the balance sheet date. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses inherent in the loan portfolio. The allowance for loan losses includes allowance allocations calculated in accordance with FASB ASC Topic 310, “Receivables” and allowance allocations calculated in accordance with FASB ASC Topic 450, “Contingencies.” The level of the allowance reflects management’s continuing evaluation of specific credit risks, loan loss experience, current loan portfolio quality, present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio, as well as trends in the foregoing. Portions of the allowance may be allocated for specific credits; however, the entire allowance is available for any credit that, in management’s judgment, should be charged off. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent upon a variety of factors beyond the Company’s control, including the performance of the Company’s loan portfolio, the economy, changes in interest rates and the view of the regulatory authorities toward loan classifications.

The Company’s allowance for loan losses consists of three elements; (i) specific valuation allowances established for probable losses on specific loans; (ii) historical valuation allowances calculated based on historical loan loss experience for similar loans with similar characteristics and trends, adjusted, as necessary, to reflect the impact of current conditions; and (iii) unallocated general valuation allowances determined based on general economic conditions and other qualitative risk factors both internal and external to the Company.

Net Income Per Common Share

Basic net income per common share is calculated by dividing net income available to common shareholders by the weighted-average number of shares of common stock outstanding. Diluted net income per common share does not apply since the Company has issued no options or other instruments representing potential common shares. The weighted-average number of shares used in the computation of basic earnings per common share for the years ended December 31, 2009, 2008 and 2007 was 100.

Comprehensive Income

The purpose of reporting comprehensive income is to report a measure of all changes in equity of an enterprise that result from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners. Comprehensive income includes net income and certain changes in equity from non-owner sources that are not recognized in the statements of income (such as net unrealized gains and losses on securities available for sale). For the years ended December 31, 2009, 2008 and 2007, the only component of comprehensive income for the Company was net income.

Recent Accounting Standards

FASB ASC Topic 820, “Fair Value Measurements and Disclosures.” FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of FASB ASC Topic 820 became effective for the Company on January 1, 2008 for financial assets and financial liabilities and on January 1, 2009 for non-financial assets and non-financial liabilities.

Additional new authoritative accounting guidance under FASB ASC Topic 820 affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. FASB ASC Topic 820 requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence. The new accounting guidance amended prior guidance to expand certain disclosure requirements. The Company adopted the new authoritative accounting guidance under FASB ASC Topic 820 during the second quarter of 2009. Adoption of the new guidance did not significantly impact the Company’s financial statements.

Note 2: Residential Mortgage Loans, Net

A summary of residential mortgage loans, net, by type and original maturity follows:

	As of December 31,
(In thousands)	2009	2008
Fixed-rate loans:
15 yr. loans	$5,774	$7,591
20 yr. loans	3,864	5,991
25 yr. loans	2,272	3,029
30 yr. loans	77,289	93,329
Total fixed-rate loans	89,199	109,940
Adjustable-rate loans:
15 yr. loans	854	438
20 yr. loans	117	557
25 yr. loans	390	444
30 yr. loans	61,849	77,704
Total adjustable-rate loans	63,210	79,143
Premiums and deferred costs on loans, net	693	796
Total residential mortgage loans	153,102	189,879
Less: allowance for loan losses	(2,183)	(2,183)
Residential mortgage loans, net	$150,919	$187,696

All of the residential mortgage loans held by the Company at December 31, 2009 and 2008 were acquired from Webster Bank.

There were no loans acquired by the Company from Webster Bank for the years ended December 31, 2009 and 2008. The Company acquired $50.8 million in loans from Webster Bank in 2007. Loans transferred by the Company to Webster Bank totaled $46.4 million and $90.5 million for the years ended December 31, 2008 and 2007, respectively. There were no loans transferred by the Company to Webster Bank for the year ended December 31, 2009.

At December 31, 2009 and 2008, 58.5% and 58.1%, respectively, of the Company’s residential mortgage loans were fixed rate loans and 41.5% and 41.9%, respectively, were adjustable-rate loans.

Non-Performing/Past Due Loans. Accrual of interest is discontinued if the loan is placed on nonaccrual status. Residential mortgage loans are placed on nonaccrual status at 90 days past due. When a loan is transferred to nonaccrual status, unpaid accrued interest is reversed and charged against interest income. Nonaccrual loans totaled $5.7 million and $0.8 million at December 31, 2009 and 2008, respectively and represented 3.75% and 0.43% of gross loans as of December 31, 2009 and 2008, respectively. Interest on nonaccrual loans that would have been recorded as additional interest income for the years ended December 31, 2009, 2008 and 2007 had the loans been current in accordance with their original terms approximated $161,000, $19,000 and $23,000, respectively.

Impaired Loans. The Company individually reviews loans not expected to be collected in accordance with the original terms of the contractual agreement for impairment based on the fair value of expected cash flows or collateral. At December 31, 2009, impaired loans totaled $3.2 million, including loans of $1.6 million with an impairment allowance of $0.3 million. There were no impaired loans at December 31, 2008.

The following table summarizes impaired loans as of December 31, 2009.

	As of December 31, 2009
(In thousands)	With Specific Reserves	Without Reserves	Total
Loans impaired and still accruing
Fixed-rate residential loans	$208	$357	$565
Adjustable-rate residential loans	-	349	349
Total loans impaired and still accruing	$208	$706	$914
Loans impaired and not accruing
Fixed-rate residential loans	$1,074	$1,235	$2,309
Total loans impaired and not accruing	$1,074	$1,235	$2,309
Total impaired loans	$1,282	$1,941	$3,223

Troubled Debt Restructures. A loan whose terms have been modified due to the financial difficulties of a borrower is reported by the Company as a troubled debt restructure (“TDR”). All TDRs are placed on non-accrual status until the loan qualifies for return to accrual status. Loans qualify for return to accrual status once they have demonstrated performance with the restructured terms of the loan agreement for a minimum of six months. TDRs are by definition impaired loans and have been reported within the impaired loan categories in the preceding table. In accordance with the Company’s credit risk policy, loans or portions of loans are charged off against the allowance for loan losses when deemed by management to be uncollectible. At December 31, 2009 the Company had TDR’s that total $2.6 million. Thirteen loans were restructured during 2009. At December 31, 2009, nine TDR loans totaling $1.7 million were on non-accrual and four TDR loans totaling $0.9 million were current and accruing. For the year ended December 31, 2009, the Company recognized $26,599 in TDR charge-offs. There were no TDRs as of December 31, 2008 and 2007.

There were no mortgage loans transferred to other real estate owned during 2009. For the year ended December 31, 2008, the Company foreclosed on the property collateralizing $382,000 in mortgage loans and transferred the balance to other real estate owned. The Company subsequently sold the property in 2008 and recognized a $56,000 loss on sale. As of December 31, 2009 and 2008 the Company did not hold any amounts of other real estate owned. The Company recorded foreclosure expenses of $6,000 for the year ended December 31, 2008. There were no foreclosure expenses incurred for the years ended December 31, 2009 and 2007.

Allowance for loan losses. The following table provides detail of activity in the Company’s allowance for loan losses for the years ended December 31,

(In thousands)	2009	2008	2007
Balance at beginning of the year	$2,183	$1,772	$2,022
Provision for loan losses	267	420	(250)
Charge-offs	(267)	(9)	-
Balance at end of the year	$2,183	$2,183	$1,772

Note 3: Redeemable Preferred Stock

In December 1997, 1,000,000 shares of Series B 8.625% cumulative redeemable preferred stock were issued at $10 per share, raising $10.0 million net of issuance costs. The Series B preferred stock is redeemable solely at the option of the Company, which has no current plans to redeem the preferred stock. The redemption price is $10 per share.

Note 4: Servicing

The mortgage loans owned by the Company are serviced by Webster Bank pursuant to the terms of a servicing agreement. Webster Bank in its role as servicer receives fees at an annual rate of (i) 8 basis points for fixed-rate loan servicing and collection, (ii) 8 basis points for adjustable-rate loan servicing and collection, and (iii) 5 basis points for all other services to be provided, as needed, in each case based on the daily outstanding balances of all the Company’s loans for which Webster Bank is responsible. The services provided to the Company by Webster Bank are at the level of a sub-servicing agreement. As such, the Company estimates that the fees paid to Webster Bank for servicing approximates fees that would be paid if the Company operated as an unaffiliated entity. Servicing fees paid for the years 2009, 2008 and 2007 were $136,619, $200,467 and $240,092, respectively. Servicing fees are netted against interest income in the Statements of Income, as they are considered a reduction in yield to the Company.

Webster Bank is entitled to retain any late payment charges, prepayment fees, penalties and assumption fees collected in connection with residential mortgage loans serviced by it. Webster Bank also receives the benefit, if any, derived from interest earned on collected principal and interest payments between the date of collection and the date of remittance to the Company and from interest earned on tax and insurance escrow funds with respect to mortgage loans serviced by it. At the end of each calendar month, Webster Bank is required to invoice the Company for all fees and charges due.

Note 5: Advisory Services

Advisory services are being provided pursuant to an agreement with Webster Bank to provide the Company with the following types of services: administer the day-to-day operations, monitor the credit quality of the mortgage assets, advise with respect to the acquisition, management, financing, and disposition of mortgage related assets and provide the necessary executive administration, human resources, accounting and control, technical support, record keeping, copying, telephone, mailing and distribution, investment and funds management services. Webster Bank received an annual fee for advisory services provided to the Company of $216,250 in 2009 compared to $205,000 in each of 2008 and 2007. The Company estimates that the fees paid to Webster Bank for advisory services approximate fees that would be paid for such services if the Company were an unaffiliated entity.

Operating expenses outside the scope of the advisory agreement are paid directly by the Company. Such expenses include, but are not limited to, fees for third party consultants, attorneys and external auditors, and any other expenses incurred that are not directly related to the advisory agreement.

Note 6: Income Taxes

The Company has elected to be treated as a REIT under Sections 856 through 860 of the Code, and believes that its organization and method of operation meet the requirements for qualification as a REIT. As a REIT, the Company generally will not be subject to federal or Connecticut income taxes on its net income and capital gains that it distributes to the holders of its common and preferred stock. Therefore, because all of the Company’s net income has been distributed to its shareholder, no provision for federal or Connecticut income taxes has been included in the accompanying financial statements.

To maintain REIT status, an entity must meet a number of organizational and operational requirements, including a requirement that it currently distribute to shareholders at least 90% of its “REIT taxable income” (not including capital gains and certain items of non-cash income). If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income tax at regular corporate rates.

The Company recognizes interest and penalties related to unrecognized tax benefits, where applicable, in income tax expense. No interest or penalties were recognized in its statements of income for 2009, 2008 or 2007, or accrued within its balance sheets at December 31, 2009 and 2008.

The Company’s Federal and Connecticut income tax returns remain open to examination for calendar tax years subsequent to 2005.

Note 7: Fair Value of Financial Instruments

The Company uses fair value to record adjustments to certain assets and liabilities and to prepare required disclosures. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is best determined using market quotes. However, in many instances, there are no quoted market prices available. In such instances, fair values are determined using various valuation techniques. Various assumptions and observable inputs must be relied upon in applying these techniques. Accordingly, the fair value estimates may not be realized in an immediate transfer of the respective asset or liability.

A description of the valuation methodologies used by the Company are presented below.

Cash

The carrying value of cash approximates fair value.

Loans Receivable

The Company employs an independent third party to provide fair value estimates for portfolio loans. Such estimates are calculated using discounted cash flow analysis, using market interest rates for comparable loans. The associated cash flows are adjusted for credit and other potential losses. Fair value for impaired loans are estimated using the net present value of the expected cash flows or the fair value of the underlying collateral is repayment is collateral dependent.

A summary of estimated fair values of significant financial instruments consisted of the following at December 31,

	2009		2008
(In thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash	$6,374	$6,374	$8,680	$8,680
Residential mortgage loans, net	150,919	151,489	187,696	176,805

Note 8: Selected Quarterly Financial Data (unaudited)

(In thousands, except share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

2009
Interest income	$2,533	$2,263	$2,082	$1,897
Provision for loan losses	250	280	187	(450)
Non-interest expenses	91	92	78	77

Net income	2,192	1,891	1,817	2,270
Preferred stock dividends	216	215	216	216
Net income available to common shareholder	$1,976	$1,676	$1,601	$2,054

Basic net income per common share	$19,760	$16,760	$16,010	$20,549

2008
Interest income	$4,193	$3,687	$3,507	$3,230
Provision for loan losses	-	170	-	250
Non-interest expenses	79	91	134	68

Net income	4,114	3,426	3,373	2,912
Preferred stock dividends	216	215	216	216
Net income available to common shareholder	$3,898	$3,211	$3,157	$2,696

Basic net income per common share	$38,980	$32,110	$31,570	$26,964

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

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

Internal Control Over Financial Reporting

The Company’s management has issued a report on its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009.

There were no changes made in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting. The following is the Company’s management report.

MANAGEMENT’S REPORT ON INTERNAL CONTROL

We, as management of Webster Preferred Capital Corporation (the “Company”), are responsible for establishing and maintaining effective internal control over financial reporting. Pursuant to the rules and regulations of the Securities and Exchange Commission, internal control over financial reporting is a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles, and includes those policies and procedures that:

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

Management has evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 based on the control criteria established in a report entitled Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on such evaluation, we have concluded that the Company’s internal control over financial reporting is effective as of December 31, 2009.

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
(Principal Financial Officer)

Date: March 15, 2010

Item 9B.  Other Information

On March 15, 2010, Douglas O. Hart notified the Company of his retirement, effective immediately following the filing of this Annual Report on Form 10-K. Mr. Hart presently serves as Senior Vice President — Chief Financial Officer of the Company.

Theresa M. Messina, age 48, will be appointed to replace Mr. Hart as Chief Financial Officer of the Company. Ms. Messina is also Senior Vice President, Chief Accounting Officer of Webster and Executive Vice President, Chief Accounting Officer of Webster Bank. Ms. Messina joined Webster and Webster Bank as Chief Accounting Officer in January 2010. Prior to joining Webster and Webster Bank she was most recently at Fannie Mae, where she worked since 2006 directing all aspects of residential mortgage operations. Prior to joining Fannie Mae, she was a partner in audit and advisory services at Ernst & Young in New York City between 2000 and 2006. From 1995 to 1998, she was Senior Vice President for operations at Fidelity Management Trust Co., in Boston, where she managed daily operations for the institutional business.

There are no arrangements or understandings between Ms. Messina and any other person pursuant to which Ms. Messina was selected to serve as the principal accounting officer of the Company. There are no family relationships between Ms. Messina and any director or executive officer of the Company. There has been no transaction nor are there any proposed transactions between the Company and Ms. Messina that would require disclosure pursuant to Item 404(a) of Regulation S-K.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The Company’s Board of Directors currently consists of three members. Directors are elected for a one-year term. The Company currently has three executive officers and no other employees.

The persons who are current directors and executive officers of the Company are as follows:

Name	Age at December 31, 2009	Positions and Offices Held

James C. Smith	60	President, Director

Harriet Munrett Wolfe	56	Director

Gerald P. Plush	51	Director

Douglas O. Hart	58	Senior Vice President, Chief Financial Officer

Gregory S. Madar	47	Senior Vice President, Chief Accounting Officer

Bruce E. Wandelmaier	49	Treasurer

Mark S. Lyon	49	Secretary

The following is a summary of the experience of the officers and directors of the Company:

James C. Smith has been a director and President of the Company since July 2008. He is also Chairman, President, Chief Executive Officer and a director of Webster and Webster Bank, having been elected Chief Executive Officer in 1987 and Chairman in 1995. Mr. Smith joined Webster Bank in 1975, and was elected President, Chief Operating Officer and a director of Webster Bank in 1982 and of Webster in 1986. Mr. Smith served as President of Webster and Webster Bank until 2000, and was again elected President in 2008. Mr. Smith is a director of the Federal Reserve Bank of Boston and was a member of the Federal Advisory Council which advises the deliberations of the Federal Reserve Board of Governors until December 2007. He is a member of the executive committee of the Connecticut Bankers Association, co-chairman of the American Bankers Council and a former director of the Federal Home Loan Bank of Boston. He is a director of St. Mary’s Hospital and the Palace Theater, both of Waterbury, Connecticut, and was a director of MacDermid, Incorporated (NYSE: MRD) until it was sold in June 2007.

Harriet Munrett Wolfe has been a director of the Company since 1997. She is also the Executive Vice President, General Counsel and Secretary of Webster and Webster Bank. Ms. Wolfe joined Webster and Webster Bank in March 1997 as Senior Vice President and Counsel, was appointed Secretary in June 1997 and General Counsel in September 1999. In January 2003, she was appointed Executive Vice President. Prior to joining Webster and Webster Bank, she was in private practice. From November 1990 to January 1996, she was Vice President and Senior Counsel of Shawmut Bank Connecticut, N.A. Hartford, Connecticut.

Gerald P. Plush has been a director of the Company since 2006. He is also Senior Executive Vice President and Chief Financial Officer/Chief Risk Officer of Webster and Webster Bank. Mr. Plush joined Webster in July 2006 and was promoted to Senior Executive Vice President in July 2007. He was elected Chief Risk Officer in July 2008. Mr. Plush serves as Chairman of Webster’s Enterprise Risk Management Committee. Prior to joining Webster, Mr. Plush was employed at MBNA America in Wilmington, Delaware. In his most recent position with MBNA, he was Senior Executive Vice President and Managing Director of Corporate Development and Acquisitions. Prior to this position, Mr. Plush was Senior Executive Vice President and Chief Financial Officer of MBNA’s North American Operations, and prior to that he was Senior Executive Vice President and Chief Financial Officer of U.S. Credit Card. Mr. Plush serves on the board of directors of Junior Achievement of Southwest New England, Inc.

Douglas O. Hart has been the Senior Vice President and Chief Financial Officer of the Company since April 2008. He is also Executive Vice President of Webster and Webster Bank. Mr. Hart joined Webster and Webster Bank as Chief Accounting Officer in June of 2007 and was appointed Executive Vice President in September of 2008. Prior to joining Webster and Webster Bank he was Senior Executive Vice President – Treasury Operations and Deposits for MBNA Corporation in Wilmington, Delaware. On September 8, 2009, Mr. Hart notified Webster of his intention to retire from the Company subsequent to the filing of the Form 10-K.

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

Audit Committee Matters

The Board of Directors serves as the audit committee of the Company. The Company, as an indirect subsidiary of Webster Financial Corporation (NYSE: WBS), is relying on the exemption provided in Section10A-3(c)(2) of the Securities Exchange Act of 1934.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors and executive officers and persons who own more than 10% of its Series B Preferred Stock to file with the SEC initial reports of ownership of the Company’s equity securities and to file subsequent reports when there are changes in such ownership. Based on a review of reports submitted to the Company, the Company believes that during the fiscal year ended December 31, 2009, all Section 16(a) filing requirements applicable to the Company’s officers, directors and more than 10% owners were complied with on a timely basis.

Item 11.  Executive Compensation

The Company currently has three executive officers, none of whom receive compensation as employees of the Company. The Company has never issued options or warrants to officers or directors of the Company. The Company does not have any stock option plan or similar plan, retirement or pension plan or any other form of employee compensatory plan. The Company has retained an advisor to perform certain functions pursuant to an Advisory Service Agreement described below under “The Advisor.” Each officer and Director of the Company currently is also an officer of Webster Bank. The Company maintains corporate and accounting records that are separate from those of Webster Bank and any of Webster Bank’s affiliates.

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

The Advisory Agreement had an initial term of two years, and has been renewed for additional one-year periods. It will continue to be renewed until notice of nonrenewal is delivered by either party to the other party. The Advisory Agreement may be terminated by the Company at any time upon 90 days’ prior written notice. The Advisor is entitled to receive an advisory fee with respect to the advisory services provided by it to the Company, as per the amended agreement adopted on March 31, 2006. The fee may be revised subject to Director approval to reflect changes in the actual costs incurred by the Advisor in providing services. On April 16, 2009, the Directors approved the increase in the advisory fee from $205,000 to $220,000, effective April 1, 2009.

The Advisory Agreement provides that the liability of the Advisor to the Company for any loss due to the Advisor’s performing or failing to perform the services under the Advisory Agreement shall be limited to those losses sustained by the Company which are a direct result of the Advisor’s negligence or willful misconduct. It also provides that under no circumstances shall the Advisor be liable for any consequential or special damages and that in no event shall the Advisor’s total combined liability to the Company for all claims arising under or in connection with the Advisory Agreement be more than the total amount of all fees payable by the Company to the Advisor under the Advisory Agreement during the year immediately preceding the year in which the first claim giving rise to such liability arises. The Advisory Agreement also provides that to the extent that third parties make claims against the Advisor arising out of the services provided thereunder, the Company will indemnify the Advisor against all loss arising therefrom.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of December 31, 2009, the number and percentage of the outstanding shares of either our Common Stock or Series B Preferred Stock beneficially owned by (i) all persons known by the Company to own more than five percent of such shares, (ii) each director of the Company, and (iii) each executive officer of the Company, and (iv) all executive officers and directors of the Company as group.

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

* Less than one percent

The Company does not maintain any compensation plans pursuant to which equity securities of the Company may be issued.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The Company is organized as a subsidiary of Webster Bank, is controlled by, and through advisory and servicing agreements is totally reliant on, Webster Bank. The Company’s Board of Directors consists entirely of Webster Bank employees and, through the advisory and servicing agreements, Webster Bank and its affiliates are involved in every aspect of the Company’s existence. Webster Bank administers the day-to-day activities of the Company in its role as Advisor under the Advisory Agreement and acts as Servicer of the Company’s Mortgage Loans under the Servicing Agreement. In addition, all of the officers of the Company are also officers of Webster Bank. As the holder of all of the outstanding voting stock of the Company, Webster Bank generally will have the right to elect all of the directors of the Company. For a description of the fees Webster Bank is entitled to receive under the Advisory Agreement and Servicing Agreements, see Notes 4 and 5 to the Company’s financial statements included in Item 8.

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

Because Webster Bank owns more than 50% of the voting power of the Company’s common stock, the Company is considered a “controlled company” for the purposes of NASDAQ listing requirements, and the Company qualifies for, and relies on, the “controlled company” exception to the board of directors and committee composition requirements under the Marketplace Rules of the NASDAQ Stock Market. Pursuant to this exception, the Company is exempt from the rules that require its board of directors to be comprised of a majority of “independent directors.”

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

Item 14.  Principal Accounting Fees and Services

Audit and Non-Audit Fees

On March 6, 2009, the Board of Directors engaged Ernst & Young LLP (“E&Y”) as the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2009. The Audit Committee of the Board of Directors of the Corporation recommended these actions to the Board of Directors.

The following table presents fees for professional audit services rendered by Ernst & Young LLP, for the audit of the Company’s annual financial statements for the year ended December 31, 2009, and fees billed for other services rendered by either Ernst & Young LLP or during that period.

Year ended December 31, 2009

Audit Fees	$30,000

On March 3, 2009, the Board of Directors of Webster Financial Corporation (the “Corporation”) determined not to reappoint KPMG LLP (“KPMG”) as the Corporation’s independent registered public accounting firm for the fiscal year ended December 31, 2009 or any quarterly periods therein. KPMG was notified of this action on March 3, 2009.

The following table presents fees for professional audit services rendered by KPMG LLP, for the audit of the Company’s annual financial statements for the year ended December 31, 2008 and fees billed for other services rendered by KPMG LLP during those periods.

Year ended December 31, 2008

Audit Fees	$33,600

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

WEBSTER PREFERRED CAPITAL CORPORATION
Registrant

BY:	/s/ James C. Smith
James C. Smith, President and Director

Date:	March 15, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 15, 2010.

By:	/s/ James C. Smith
James C. Smith, President and Director (Principal Executive Officer)

By:	/s/ Douglas O. Hart
Douglas O. Hart, Senior Vice President and Chief Financial Officer (Principal Financial Officer)

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