Form 10-Q
period 2010-03-31
WEBSTER PREFERRED CAPITAL CORP
filed 2010-05-12
CIK 1047865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

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

The number of outstanding shares of the registrant’s common stock, $.01 par value per share, as of April 30, 2010 was 100 shares.

WEBSTER PREFERRED CAPITAL CORPORATION

PART I. – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

WEBSTER PREFERRED CAPITAL CORPORATION

CONDENSED BALANCE SHEETS

	March 31,	December 31,
(In thousands, except share and per share data)	2010	2009
	(unaudited)
Assets

Cash	$5,759	$6,374
Residential mortgage loans	146,703	153,102
Allowance for loan losses	(2,095)	(2,183)

Residential mortgage loans, net	144,608	150,919
Accrued interest receivable	539	575
Other assets	26	—

Total assets	$150,932	$157,868

Liabilities

Accrued dividends payable to preferred shareholders	$180	$180
Accrued expenses and other liabilities	671	102

Total liabilities	851	282

Shareholders’ Equity
Series B 8.625% cumulative redeemable preferred stock, liquidation preference $10 per share; par value $1.00 per share:
1,000,000 shares authorized, issued and outstanding	1,000	1,000
Common stock, par value $.01 per share:
Authorized – 1,000 shares
Issued and outstanding – 100 shares	1	1
Paid-in capital	152,800	159,800
Distributions in excess of accumulated earnings	(3,720)	(3,215)

Total shareholders’ equity	150,081	157,586

Total liabilities and shareholders’ equity	$150,932	$157,868

See accompanying notes to condensed financial statements.

WEBSTER PREFERRED CAPITAL CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31,
(In thousands, except per share data)	2010	2009
Interest income:
Loans, net of servicing fees	$1,815	$2,533

Total interest income	1,815	2,533
Provision for loan losses	—	250

Total interest income after provision for loan losses	1,815	2,283

Non-interest expense:
Advisory fee expense paid to Parent	55	51
Other	33	40

Total non-interest expense	88	91

Net income	1,727	2,192
Preferred stock dividends	216	216

Net income available to common shareholder	$1,511	$1,976

Basic net income per common share:	$15,110	$19,760

See accompanying notes to condensed financial statements.

WEBSTER PREFERRED CAPITAL CORPORATION

CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Three months ended March 31,
(In thousands)	2010	2009
Beginning Balance	$157,586	$196,971
Net income	1,727	2,192
Return of capital dividend	(7,000)	(10,000)
Preferred stock dividends	(216)	(216)
Common stock dividends ($20,160 per share and $29,940 per share)	(2,016)	(2,994)

Ending Balance	$150,081	$185,953

See accompanying notes to condensed financial statements.

WEBSTER PREFERRED CAPITAL CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,
(In thousands)	2010	2009
Operating Activities:
Net income	$1,727	$2,192
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization and accretion	31	(21)
Provision for loan losses	—	250
Decrease in accrued interest receivable	36	43
Increase in accrued expenses and other liabilities	569	443
Increase in other assets	(26)	(23)

Net cash provided by operating activities	2,337	2,884

Investing Activities:
Net decrease in residential mortgage loans	6,280	11,384

Net cash provided by investing activities	6,280	11,384

Financing Activities:
Dividends paid on preferred stock	(216)	(216)
Dividends paid on common stock	(2,016)	(2,994)
Return of capital dividend	(7,000)	(10,000)

Net cash used for financing activities	(9,232)	(13,210)

Net (decrease) increase in cash and cash equivalents	(615)	1,058
Cash at beginning of period	6,374	8,680

Cash at end of period	$5,759	$9,738

See accompanying notes to condensed financial statements.

WEBSTER PREFERRED CAPITAL CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1: Summary of Significant Accounting Policies

Nature of Operations

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

Basis of Presentation

The Condensed Financial Statements in this Quarterly Report on Form 10-Q have not been audited by an independent registered public accounting firm, but in the opinion of management, reflect all adjustments necessary for a fair presentation of the Company’s financial position and results of operations. All such adjustments were of a normal and recurring nature. The Condensed Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission (“SEC”). Accordingly, the Condensed Financial Statements do not include all of the information and footnotes required by accounting GAAP for complete financial statements and should be read in conjunction with the Company’s Financial Statements, and notes thereto, for the year ended December 31, 2009, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2010 (the “2009 Form 10-K”). Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year or any future period.

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

Condensed Statements of Cash Flows

For purposes of the Condensed Statements of Cash Flows, the Company defines cash as amounts held in deposit accounts with Webster Bank.

Net Income Per Common Share

Basic net income per common share is calculated by dividing net income available to common shareholders by the weighted-average number of shares of common stock outstanding. Diluted net income per common share does not apply since the Company has issued no options or other instruments representing potential common shares.

Comprehensive Income

The purpose of reporting comprehensive income is to report a measure of all changes in equity of an enterprise that result from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners. Comprehensive income includes net income and certain changes in equity from non-owner sources that are not recognized in the statements of income (such as net unrealized gains and losses on securities available for sale). For the three months ended March 31, 2010 and 2009, the only component of comprehensive income for the Company was net income.

Recent Accounting Standards

FASB ASC Topic 860, “Accounting for Transfers of Financial Assets.” FASB ASC Topic 860, “Accounting for Transfers of Financial Assets,” represents a revision to the provisions of former FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and requires more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to the transferred financial assets. The new authoritative accounting guidance under FASB ASC Topic 860 is to be applied prospectively, with past agreements grandfathered under the previous guidance. The foregoing new authoritative accounting guidance under FASB ASC Topic 860 became effective for the Company’s Condensed Financial Statements for periods ending after January 1, 2010 and did not have an impact on the Company’s Condensed Financial Statements.

NOTE 2: Residential Mortgage Loans, Net

A summary of residential mortgage loans, net, by type and original maturity follows:

	March 31,	December 31,
(In thousands)	2010	2009
Fixed-rate loans:
15 yr. loans	$5,198	$5,774
20 yr. loans	3,644	3,864
25 yr. loans	2,246	2,272
30 yr. loans	74,200	77,289

Total fixed-rate loans	85,288	89,199

Adjustable-rate loans:
15 yr. loans	832	854
20 yr. loans	115	117
25 yr. loans	377	390
30 yr. loans	59,429	61,849

Total adjustable-rate loans	60,753	63,210

Premiums and deferred costs on loans, net	662	693

Total residential mortgage loans	146,703	153,102
Less: allowance for loan losses	(2,095)	(2,183)

Residential mortgage loans, net	$144,608	$150,919

All of the residential mortgage loans held by the Company at March 31, 2010 and December 31, 2009 were acquired from Webster Bank.

There were no loans acquired by the Company from Webster Bank during the periods ended March 31, 2010 and December 31, 2009. There were no loans transferred by the Company to Webster Bank for the periods ended March 31, 2010 and December 31, 2009.

At March 31, 2010 and December 31, 2009 58.4% and 58.5%, respectively, of the Company’s residential mortgage loans were fixed rate loans and 41.6% and 41.5%, respectively, were adjustable-rate loans.

Non-Performing/Past Due Loans. Accrual of interest is discontinued if the loan is placed on nonaccrual status. Residential mortgage and consumer loans are placed on nonaccrual status at 90 days past due. When a loan is transferred to nonaccrual status, unpaid accrued interest is reversed and charged against interest income. Nonaccrual loans totaled $5.5 million at March 31, 2010 and $5.6 million at December 31, 2009, respectively and represented 3.75% and 3.66% of gross loans as of March 31, 2010 and December 31, 2009, respectively. Interest on nonaccrual loans that would have been recorded as additional interest income for the three months ended March 31, 2010 and 2009 had the loans been current in accordance with their original terms totaled approximately $63,600 and $46,500, respectively.

Impaired Loans. The Company individually reviews loans not expected to be collected in accordance with the original terms of the contractual agreement for impairment based on the fair value of expected cash flows or collateral. At March 31, 2010 impaired loans totaled $2.1 million, including loans of $1.3 million net of an impairment allowance of $0.3 million. At December 31, 2009, impaired loans totaled $3.2 million, including loans of $1.3 million net of an impairment allowance of $0.3 million.

The following table summarizes impaired loans as of March 31, 2010 and December 31, 2009.

	As of March 31, 2010			As of December 31, 2009
	With			With
	Specific	Without		Specific	Without
(In thousands)	Reserves	Reserves	Total	Reserves	Reserves	Total
Loans impaired and still accruing
Fixed-rate residential loans	$207	$—	$207	$208	$357	$565
Adjustable-rate residential loans	$—	$—	$—	$—	$349	$349

Total loans impaired and still accruing	$207	$—	$207	$208	$706	$914

Loans impaired and not accruing
Fixed-rate residential loans	$1,067	$874	$1,941	$1,074	$1,235	$2,309

Total loans impaired and not accruing	$1,067	$874	$1,941	$1,074	$1,235	$2,309

Total impaired loans	$1,274	$874	$2,148	$1,282	$1,941	$3,223

Troubled Debt Restructures. A loan whose terms have been modified due to the financial difficulties of a borrower is reported by Webster as a troubled debt restructure (“TDR”). All TDRs are placed on non-accrual status until the loan qualifies for return to accrual status. Loans qualify for return to accrual status once they have demonstrated performance with the restructured terms of the loan agreement for a minimum of six months. TDRs are by definition impaired loans and have been reported within the impaired loan categories in the preceding table. In accordance with the Company’s credit risk policy, loans or portions of loans are charged off against the allowance for loan losses when deemed by management to be uncollectible. At March 31, 2010 and December 31, 2009 the Company had $1.4 million and $2.6 million of TDRs, respectively. There were no loans restructured during the three months ended March 31, 2010. At March 31, 2010, all TDRs were on non-accrual. There were no charge-offs on TDR loans for the three months ended March 31, 2010.

There were no mortgage loans transferred to other real estate owned during the three months ending March 31, 2010 and for the year ended December 31, 2009.

Allowance for loan losses. The following table provides detail of activity in the Company’s allowance for loan losses:

	Three months ended March 31,
(In thousands)	2010	2009
Balance at beginning of period	$2,183	$2,183
Provision for loan losses	—	250
Net charge-offs	(88)	(54)

Balance at end of period	$2,095	$2,379

NOTE 3: Redeemable Preferred Stock

In December 1997, 1,000,000 shares of Series B 8.625% cumulative redeemable preferred stock were issued at $10 per share, raising $9.6 million net of issuance costs. The Series B preferred stock is redeemable solely at the option of the Company, which has no current plans to redeem the preferred stock. The redemption price is $10 per share.

NOTE 4: Servicing

The mortgage loans owned by the Company are serviced by Webster Bank pursuant to the terms of an Amended and Restated Service agreement. Webster Bank in its role as servicer receives fees at an annual rate of (i) 8 basis points for fixed-rate loan servicing and collection, (ii) 8 basis points for adjustable-rate loan servicing and collection, and (iii) 5 basis points for all other services to be provided, as needed, in each case based on the daily outstanding balances of all the Company’s loans for which Webster Bank is responsible. The services provided to the Company by Webster Bank are at the level of a sub-servicing agreement. As such, the Company estimates that the fees paid to Webster Bank for servicing approximates fees that would be paid if the Company operated as an unaffiliated entity. Servicing fees paid for the three months ended March 31, 2010 and 2009 were $30,000, and $37,000, respectively. Servicing fees are netted against interest income in the Statements of Operations, as they are considered a reduction in yield to the Company.

Webster Bank is entitled to retain any late payment charges, prepayment fees, penalties and assumption fees collected in connection with residential mortgage loans its serviced. Webster Bank also receives the benefit, if any, derived from interest earned on collected principal and interest payments between the date of collection and the date of remittance to the Company and from interest earned on tax and insurance escrow funds with respect to mortgage loans its serviced. At the end of each calendar month, Webster Bank is required to invoice the Company for all fees and charges due.

On April 16, 2010 the Company was notified by Webster Bank that pursuant to Item 3 in the Amended and Restated Service Agreement, the fixed and variable rate servicing fees will increase from 8 basis points to 9.58 basis points effective May 1, 2010.

NOTE 5: Income Taxes

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

The Company recognizes interest and penalties related to unrecognized tax benefits, where applicable, in income tax expense. No interest or penalties were recognized in its statements of income for the three months ended March 31, 2010 or 2009 or accrued within its balance sheets at March 31, 2010 and December 31, 2009.

The Company’s Federal and Connecticut income tax returns remain open to examination for calendar tax years subsequent to 2006.

NOTE 6: Fair Value of Financial Instruments

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

Loans Receivable

The Company employs an independent third party to provide fair value estimates for portfolio loans. Such estimates are calculated using discounted cash flow analysis, using market interest rates for comparable loans. The associated cash flows are adjusted for credit and other potential losses. Fair value for impaired loans are estimated using the net present value of the expected cash flows.

A summary of estimated fair values of significant financial instruments consisted of the following,

	March 31, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
(In thousands)	Amount	Fair Value	Amount	Fair Value
Assets:
Cash and due from depository institutions	$5,759	$5,759	$6,374	$6,374
Residential Mortgage loans	144,608	144,094	150,919	151,489

WEBSTER PREFERRED CAPITAL CORPORATION

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The Company is a subsidiary of Webster Bank and has elected to be treated as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”). The Company will generally not be subject to federal and Connecticut state income taxes for as long as it maintains its qualification as a REIT, requiring among other things, that it currently distribute to stockholders at least 90% of its “REIT taxable income” (not including capital gains and certain items of noncash income). The following discussion of the Company’s condensed financial condition and results of operations should be read in conjunction with the Company’s financial statements and other financial data included elsewhere herein and in conjunction with the Company’s 2009 Annual Report on Form 10-K.

Forward Looking Statements and Factors that Could Affect Future Results

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “believes”, “anticipates”, “expects”, “intends”, “targeted”, “continue”, “remain”, “will”, “should”, “may”, “plans”, “estimates” and similar references to future periods, however such words are not the exclusive means of identifying such statements. Examples of forward-looking statements include, but are not limited to: (i) projections of revenues, expenses, income or loss, earnings or loss per share, and other financial items; (ii) statements of plans, objectives and expectations of WPCC or its management or Board of Directors; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements. Forward-looking statements are based on WPCC’s current expectations and assumptions regarding its business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. WPCC’s actual results may differ materially from those contemplated by the forward-looking statements, which are neither statements of historical fact nor guarantees or assurances of future performance. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to: (1) local, regional, national and international economic conditions; (2) government intervention in the U.S. financial system; (3) changes in the level of non-performing assets and charge-offs; (4) inflation, interest rate, securities market and monetary fluctuations, and management’s estimates and projections of such fluctuations; (5) changes in management’s estimate of the adequacy of the allowance for loan losses; (6) changes in laws, regulations and policies (including tax and securities regulations and policies); (7) changes in applicable accounting policies and practice; (8) legal and regulatory developments including the resolution of legal proceedings or regulatory or other governmental inquiries and the results of regulatory examinations or reviews; (9) the Company’s success at managing the risks involved in the foregoing items; and (10) the other factors that are described in this Annual Report on Form 10-K under the heading “Risk Factors.” Any forward-looking statement made by the Company in this Annual Report on Form 10-K speaks only as of the date on which it is made. Factors or events that could cause the Company’s actual results to differ may emerge from time to time, and it is not possible for the Company to predict all of them. The Company undertakes no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

Summary

Total interest income net of servicing fees was $1.8 million for the three months ended March 31, 2010, compared to $2.5 million for the three months ended March 31, 2009. Approximately sixty percent of the decrease is due to lower average loan balances and approximately 40 percent is due to changes in interest rates on variable rate loans.

For the three months ended March 31, 2010 average loans outstanding decreased $35.3 million compared to the three months ended March 31, 2009. The yield on average earning assets for the three months ended March 31, 2010 was 4.82%, compared to 5.45% for the three months ended March 31, 2009.

Results of Operations

For the three months ended March 31, 2010, the Company reported net income available to the common shareholder of $1.5 million, a decrease of approximately $0.5 million, or 25.0%, compared to the same period in 2009. This decrease is due primarily to declining loan balances.

Interest income, net of servicing fees for the three months ended March 31, 2010 was $1.8 million, a decrease of $0.7 million, or 28.0%, compared to $2.5 million for the three months ended March 31, 2009. The decrease in interest income was primarily related to a reduction in average interest earning assets of $35.3 million for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. The average yield for mortgage loans declined by 63 basis points.

The following table shows the categories of average interest-earning assets, together with their respective interest income and the rates earned by the Company:

	Three Months Ended March 31, 2010			Three Months Ended March 31, 2009
(Dollars in thousands)	Average Balance	Interest Income	Average Yield	Average Balance	Interest Income	Average Yield
Mortgage loans	$150,529	$1,815	4.82%	$185,856	$2,533	5.45%

Total	$150,529	$1,815	4.82%	$185,856	$2,533	5.45%

Interest income is affected by changes in both volume and interest rates. Volume changes are caused by increases or decreases during the year in the level of average interest-earning assets. Rate changes result from increases or decreases in the yields earned on assets. The following table presents a summary of the changes in interest income resulting from changes in the volume of average asset balances and changes in the average yields for the three months ended March 31, 2010 then compared with the comparable period for the preceding year. If significant, the change in interest income due to both volume and rate has been prorated between the volume and the rate variances based on the dollar amount of each variance.

	Three Months Ended March 31, 2010 v. 2009 Increase (Decrease) due to
(In thousands)	Rate	Volume	Total
Interest on interest-earning assets:
Mortgage loans	$(272)	$(446)	$(718)

Net change in net interest income	$(272)	$(446)	$(718)

Financial Condition

The Company had total assets of $150.9 million and $157.9 million at March 31, 2010 and December 31, 2009, respectively. The decrease in total assets of $7.0 million is primarily due to a $6.3 million decrease in the balance of outstanding residential mortgage loans to $144.6 million at March 31, 2010 as compared to $150.9 million at December 31, 2009. The decrease in residential mortgage loans outstanding is primarily due to repayments.

Shareholder’s equity decreased $7.5 million to $150.1 million at March 31, 2010 from $157.6 million at December 31, 2009, due to the $7.0 million return of capital distribution to Webster Bank, the $2.2 million in common and preferred dividends, offset by $1.7 million of net income for the three months ended March 31, 2010.

Asset Quality

All loans held by the Company were originated by Webster Bank in the ordinary course of its real estate lending activities. As such, the Company’s asset quality is dependent upon Webster Bank’s ability to maintain adequate underwriting standards. At March 31, 2010 and December 31, 2009, the loan portfolio was comprised of residential mortgage loans. No loans were acquired by the Company from Webster Bank for the periods ended March 31, 2010 and December 31, 2009.

Non-performing assets, including impaired and restructured loans, loan delinquency and credit losses are considered to be key measures of asset quality. Asset quality is one of the key factors in the determination of the level of the allowance for loan losses. See “Allowance for Loan Losses Methodology” contained elsewhere within this section for further information.

Nonperforming Assets

The following table details the Company’s nonperforming loans:

Nonperforming Loans

	March 31, 2010		December 31, 2009
(Dollars in thousands)	Principal Balance	% of Loans	Principal Balance	% of Loans
Loans accounted for on a non-accrual basis, net
Residential fixed-rate loans	$3,795	2.59%	$3,944	2.58%
Residential adjustable-rate loans	1,732	1.18	1,614	1.05

Total nonperforming loans	$5,527	3.77%	$5,558	3.63%

It is the Company’s policy that all loans 90 or more days past due are placed in non-accrual status.

Loan Delinquencies

The following table sets forth information on the Company’s loans past due 30-89 days and still accruing:

	March 31, 2010		December 31, 2009
(Dollars in thousands)	Principal Balance	% of Loans	Principal Balance	% of Loans
Past Due 30-89 days
Residential fixed-rate loans	$824	0.56%	$1,942	1.27%
Residential adjustable-rate loans	1,352	0.92	660	0.43

Total past due loans	$2,176	1.48%	$2,602	1.70%

Loans past due for 30-89 days decreased by $0.4 million to $2.2 million at March 31, 2010 compared to $2.6 million at December 31, 2009.

Impaired Loans. The Company individually reviews loans not expected to be collected in accordance with the original terms of the contractual agreement for impairment based on the fair value of expected cash flows or collateral. At March 31, 2010 impaired loans totaled $2.1 million, including loans of $1.3 million net of an impairment allowance of $0.3 million. At December 31, 2009, impaired loans totaled $3.2 million, including loans of $1.3 million net of an impairment allowance of $0.3 million.

The following table summarizes impaired loans as of March 31, 2010 and December 31, 2009.

	As of March 31, 2010			As of December 31, 2009
(In thousands)	With Specific Reserves	Without Reserves	Total	With Specific Reserves	Without Reserves	Total
Loans impaired and still accruing
Fixed-rate residential loans	$207	$—	$207	$208	$357	$565
Adjustable-rate residential loans	$—	$—	$—	$—	$349	$349

Total loans impaired and still accruing	$207	$—	$207	$208	$706	$914

Loans impaired and not accruing
Fixed-rate residential loans	$1,067	$874	$1,941	$1,074	$1,235	$2,309

Total loans impaired and not accruing	$1,067	$874	$1,941	$1,074	$1,235	$2,309

Total impaired loans	$1,274	$874	$2,148	$1,282	$1,941	$3,223

Troubled Debt Restructures. A loan whose terms have been modified due to the financial difficulties of a borrower is reported by Webster as a troubled debt restructure (“TDR”). All TDRs are placed on non-accrual status until the loan qualifies for return to accrual status. Loans qualify for return to accrual status once they have demonstrated performance with the restructured terms of the loan agreement for a minimum of six months. TDRs are by definition impaired loans and have been reported within the impaired loan categories in the preceding table. In accordance with Webster’s credit risk policy, loans or portions of loans are charged off against the allowance for loan losses when deemed by management to be uncollectible. At March 31, 2010 and December 31, 2009 the Company had $1.4 million and $2.6 million of TDRs, respectively. There were no loans restructured during the three months ended March 31, 2010. At March 31, 2010, all TDRs were on non-accrual. There were no charge-offs on TDR loans for the three months ended March 31, 2010.

Allowance for Loan Losses

The allowance, in the judgment of management, is necessary to provide for estimated loan losses inherent in the loan portfolio. The allowance for loan losses includes allowance allocations calculated in accordance with FASB ASC Topic 310, “Receivables” and allowance allocations calculated in accordance with FASB ASC Topic 450, “Contingencies.” The level of the allowance reflects management’s continuing evaluation of industry concentrations, specific credit risks, loan loss experience, current loan portfolio quality, present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio, as well as trends in the foregoing. Portions of the allowance may be allocated for specific credits; however, the entire allowance is available for any credit that, in management’s judgment, should be charged off. The provision for possible loan losses reflects loan quality trends, including the levels of and trends related to non-accrual loans, past due loans, potential problem loans, criticized loans and net charge-offs or recoveries, among other factors. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent upon a variety of factors beyond the Company’s control, including the performance of the Company’s loan portfolio, the economy, changes in interest rates and the view of the regulatory authorities toward loan classifications.

Webster Bank’s Credit Risk Management committee, in its role as advisor to the Company, meets on a quarterly basis to review and conclude on the adequacy of the allowance. The results are presented to and reviewed by management of the Company.

At March 31, 2010, the allowance for loan losses was $2.1 million, or 1.43% of the total residential mortgage loan portfolio and 38.2% of total non-performing loans. This compares with an allowance of $2.2 million, or 1.44% of the total loan portfolio, and 39.3% of total non-performing loans at December 31, 2009. Gross charge-offs for the three months ended March 31, 2010 were $88,000, an increase of $34,000, when compared to charge-offs of $54,000 for the three months ended March 31, 2009. The increase in charge-off activity reflects the focus on non-accrual resolution and updated valuations of non-performing loans.

A detail of the change in the allowance for loan losses for the periods indicated follows:

	Three months ended March 31,
(In thousands)	2010	2009
Balance at beginning of period	$2,183	$2,183
Provision for loan losses	—	250
Net charge-offs	(88)	(54)

Balance at end of period	$2,095	$2,379

Liquidity and Capital Resources

The primary sources of liquidity for the Company have historically been principal and interest payments from residential mortgage loans and mortgage-backed securities portfolios. The primary uses of liquidity are typically purchases of residential mortgage loans and mortgage-backed securities and the payment of dividends on the Company’s common and preferred stock.

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

Dividends on the Series B Preferred Stock are payable at the rate of 8.625% per annum (an amount equal to $0.8625 per annum per share), in all cases if, when and as declared by the Board of Directors of the Company. Dividends on the preferred shares are cumulative and, if declared, payable on January 15, April 15, July 15 and October 15 in each year. The Company periodically makes dividend payments on its common stock in accordance with the Company’s by-laws. Common stock dividends are paid to comply with REIT qualification rules. REIT qualification rules require that at least 90% of net taxable income for the year be distributed to shareholders.

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

Both Webster Bank and the Company are unable to predict future fluctuations in interest rates. The market values of the Company’s financial assets are sensitive to fluctuations in market interest rates. The market values of fixed-rate loans and mortgage-backed securities tend to decline in value as interest rates rise. If interest rates decrease, the market value of fixed rate loans and mortgage-backed securities generally will tend to increase, with the level of prepayments also typically increasing. The interest income earned on the Company’s adjustable-rate, interest-sensitive instruments, which represent primarily adjustable-rate mortgage loans, may change due to changes in quoted interest-rate indices. The adjustable-rate mortgage loans generally re-price based on a stated margin over U.S. Treasury Securities indices of varying maturities, the terms of which are established at the time that the loan is closed. At March 31, 2010, 41.6% of the Company’s residential mortgage loans were adjustable-rate loans, compared to 41.5% at December 31, 2009.

The following table summarizes the estimated fair values of the Company’s interest-sensitive assets at March 31, 2010 and December 31, 2009, and the projected change to fair values if interest rates instantaneously increase or decrease by 100 basis points. Loans are presented in the following table gross of the allowance for loan losses and exclude premiums and deferred costs as these components are not interest-sensitive assets. The Company had no interest-sensitive liabilities at March 31, 2010 and December 31, 2009.

			Estimated Market Value Impact
(In thousands)	Book Value	Market Value	-100 BP	+100 BP
At March 31, 2010
Interest sensitive assets:
Fixed-rate residential loans	$85,288	$83,996	N/A	$(3,712)
Adjustable-rate residential loans	60,753	60,098	N/A	(690)

	$146,041	$144,094	N/A	$(4,402)

At December 31, 2009
Interest sensitive assets:
Fixed-rate residential loans	$89,199	$88,360	N/A	$(4,016)
Adjustable-rate residential loans	63,210	63,129	N/A	(619)

	$152,409	$151,489	N/A	$(4,635)

Interest-sensitive assets, when shocked by an immediate plus 100 basis point rate change, sustain an unfavorable $4.4 million, or 3.1%, change in market value at March 31, 2010, compared to an unfavorable $4.6 million, or 3.1%, change in market value at December 31, 2009. As the federal funds rate was at .25% on March 31, 2010, the -100 basis point scenario has been excluded.

Based on the Company’s asset/liability mix at March 31, 2010, management estimates that a gradual 200 basis point increase in interest rates would increase net income over the next twelve months by 2.7%.

These assumptions are inherently uncertain and, as a result, the simulation analyses cannot precisely estimate the impact that higher or lower rate environments will have on net income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes, changes in cash flow patterns and market conditions, as well as changes in management’s strategies. Based upon review of the work performed by Webster Bank, Management believes that the Company’s interest-rate risk position at March 31, 2010 represents a reasonable level of risk.

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

Item 4.	CONTROLS AND PROCEDURES

As of March 31, 2010, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Principal Executive Officer and its Principal Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934). Based on this evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2010 for recording, processing, summarizing and reporting the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms. There was no change in the Company’s internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

There are no material pending legal proceedings, other than ordinary routine litigation incident to its business, to which the Company is a party or of which any of its property is the subject.

Item 1A.	RISK FACTORS

During the first quarter of 2010, there were no material changes to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

Item 4.	REMOVED AND RESERVED

Not Applicable.

Item 5.	OTHER INFORMATION

None.

Item 6.	Exhibits

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Webster Preferred Capital Corporation (the “Company”) (incorporated herein by reference from Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

3.2	Certificate of Amendment of Rights and Preferences of the Series B 8.625% Cumulative Redeemable Preferred Stock of the Company (incorporated herein by reference from Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

3.3	Amended and Restated By-Laws of the Company (incorporated herein by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 9, 2007).

4.1	Specimen of certificate representing the Series B 8.625% Cumulative Redeemable Preferred Stock of the Company (incorporated herein by reference from Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Written Statement pursuant to section 906 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Principal Executive Officer.

32.2	Written Statement pursuant to section 906 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Principal Financial Officer.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEBSTER PREFERRED CAPITAL CORPORATION Registrant

Date: May 12, 2010

	BY:	/s/ Theresa M. Messina
Theresa M. Messina
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