Form 10-Q
period 2010-06-30
WEBSTER PREFERRED CAPITAL CORP
filed 2010-08-09
CIK 1047865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

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

Registrant’s telephone number, including area code: (860) 751-7185

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☒  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of outstanding shares of the registrant’s common stock, $.01 par value per share, as of July 31, 2010 was 100 shares.

WEBSTER PREFERRED CAPITAL CORPORATION

PART I. – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

WEBSTER PREFERRED CAPITAL CORPORATION

CONDENSED BALANCE SHEETS

	June 30,	December 31,
(In thousands, except share and per share data)	2010	2009
	(unaudited)
Assets

Cash	$3,086	$6,374
Residential mortgage loans	141,108	153,102
Allowance for loan losses	(1,947)	(2,183)

Residential mortgage loans, net	139,161	150,919
Accrued interest receivable	545	575
Other real estate owned	447	—
Other assets	20	—

Total assets	$143,259	$157,868

Liabilities

Accrued dividends payable to preferred shareholders	$180	$180
Accrued expenses and other liabilities	26	102

Total liabilities	206	282

Shareholders’ Equity
Series B 8.625% cumulative redeemable preferred stock, liquidation preference $10 per share; par value $1.00 per share:
1,000,000 shares authorized, issued and outstanding	1,000	1,000
Common stock, par value $.01 per share:
Authorized – 1,000 shares
Issued and outstanding – 100 shares	1	1
Paid-in capital	145,800	159,800
Distributions in excess of accumulated earnings	(3,748)	(3,215)

Total shareholders’ equity	143,053	157,586

Total liabilities and shareholders’ equity	$143,259	$157,868

See accompanying notes to condensed financial statements.

WEBSTER PREFERRED CAPITAL CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2010	2009	2010	2009
Interest income:
Loans, net of servicing fees	$1,682	$2,263	$3,497	$4,796

Total interest income	1,682	2,263	3,497	4,796
Provision for loan losses	—	280	—	530

Total interest income after provision for loan losses	1,682	1,983	3,497	4,266

Non-interest expense:
Advisory fee expense paid to Parent	55	55	110	106
Other	39	37	72	77

Total non-interest expense	94	92	182	183

Net income	1,588	1,891	3,315	4,083
Preferred stock dividends	215	215	431	431

Net income available to common shareholder	$1,373	$1,676	$2,884	$3,652

Basic net income per common share:	$13,730	$16,760	$28,840	$36,520

See accompanying notes to condensed financial statements.

WEBSTER PREFERRED CAPITAL CORPORATION

CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Six months ended June 30,
(In thousands)	2010	2009
Beginning Balance	$157,586	$196,971
Net income	3,315	4,083
Return of capital	(14,000)	(20,000)
Preferred stock dividends	(431)	(431)
Common stock dividends ($34,170 per share and $50,950 per share, respectively)	(3,417)	(5,095)

Ending Balance	$143,053	$175,528

See accompanying notes to condensed financial statements.

WEBSTER PREFERRED CAPITAL CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
(In thousands)	2010	2009
Operating Activities:
Net income	$3,315	$4,083
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization and accretion	67	12
Provision for loan losses	—	530
Decrease in accrued interest receivable	30	80
(Decrease) increase in accrued expenses and other liabilities	(76)	55
Increase in other assets	(20)	(15)

Net cash provided by operating activities	3,316	4,745

Investing Activities:
Net decrease in residential mortgage loans	11,244	18,397

Net cash provided by investing activities	11,244	18,397

Financing Activities:
Dividends paid on preferred stock	(431)	(431)
Dividends paid on common stock	(3,417)	(5,095)
Return of capital	(14,000)	(20,000)

Net cash used for financing activities	(17,848)	(25,526)

Net decrease in cash	(3,288)	(2,384)
Cash at beginning of period	6,374	8,680

Cash at end of period	$3,086	$6,296

Noncash investing activities:
Transfer of loans, net to other real estate owned	$447	$—

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

Basis of Presentation

The Condensed Financial Statements in this Quarterly Report on Form 10-Q have not been audited by an independent registered public accounting firm, but in the opinion of management, reflect all adjustments necessary for a fair presentation of the Company’s financial position and results of operations. All such adjustments were of a normal and recurring nature. The Condensed Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission (“SEC”). Accordingly, the Condensed Financial Statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the Company’s Condensed Financial Statements, and notes thereto, for the year ended December 31, 2009, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2010 (the “2009 Form 10-K”). Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year or any future period.

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

Comprehensive Income

The purpose of reporting comprehensive income is to report a measure of all changes in equity of an enterprise that result from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners. Comprehensive income includes net income and certain changes in equity from non-owner sources that are not recognized in the statements of income (such as net unrealized gains and losses on securities available for sale). For the three and six months ended June 30, 2010 and 2009, the only component of comprehensive income for the Company was net income.

Accounting Standards Updates

ASU No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” On July 21, 2010, the FASB issued ASU No. 2010-20 which requires significant new disclosures about the allowance for credit losses and the credit quality of financing receivables. The requirements are intended to enhance transparency regarding credit losses and the credit quality of loan and lease receivables by disclosing an evaluation of (i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (iii) the changes and reasons for those changes in the allowance for credit losses. Under this statement, allowance for credit losses and fair value are to be disclosed by portfolio segment, while credit quality information, impaired financing receivables and non-accrual status are to be presented by class of financing receivable. Disclosure of the nature and extent, the financial impact and segment information of troubled debt restructurings will also be required. The disclosures are to be presented at the level of disaggregation that management uses when assessing and monitoring the portfolio’s risk and performance. ASU 2010-20 will be effective for the Company’s financial statements as of December 31, 2010, as it relates to disclosures required as of the end of a reporting period. Disclosures that relate to activity during a reporting period will be required for the Company’s financial statements that include periods beginning on or after January 1, 2011.

Note 2: Residential Mortgage Loans, Net

A summary of residential mortgage loans, net, by type and original maturity follows:

	June 30,	December 31,
(In thousands)	2010	2009
Fixed-rate loans:
15 yr. loans	$4,317	$5,774
20 yr. loans	3,362	3,864
25 yr. loans	2,223	2,272
30 yr. loans	72,994	77,289

Total fixed-rate loans	82,896	89,199

Adjustable-rate loans:
15 yr. loans	809	854
20 yr. loans	113	117
25 yr. loans	365	390
30 yr. loans	56,299	61,849

Total adjustable-rate loans	57,586	63,210

Premiums and deferred costs on loans, net	626	693

Total residential mortgage loans	141,108	153,102
Less: allowance for loan losses	(1,947)	(2,183)

Residential mortgage loans, net	$139,161	$150,919

All of the residential mortgage loans held by the Company at June 30, 2010 and December 31, 2009 were acquired from Webster Bank.

There were no loans acquired by or transferred to the Company from Webster Bank during the periods ended June 30, 2010 and December 31, 2009. At June 30, 2010 and December 31, 2009, 58.7% and 58.3%, respectively, of the Company’s residential mortgage loans were fixed rate loans and 40.8% and 41.3%, respectively, were adjustable-rate loans.

Non-Performing/Past Due Loans. Accrual of interest is discontinued if the loan is placed on non-accrual status. Residential loans are placed on non-accrual status at 90 days past due. When a loan is transferred to non-accrual status, unpaid accrued interest is reversed and charged against interest income. Non-accrual loans totaled $4.9 million at June 30, 2010 and $5.6 million at December 31, 2009, respectively and represented 3.48% and 3.63% of gross loans as of June 30, 2010 and December 31, 2009, respectively. Interest on non-accrual loans that would have been recorded as additional interest income for the three and six months ended June 30, 2010 and 2009 had the loans been current in accordance with their original terms totaled approximately $43 and $93 thousand, and $34 and $76 thousand, respectively.

Impaired Loans. The Company, through its servicing agreement with Webster Bank, individually reviews loans not expected to be collected in accordance with the original terms of the contractual agreement with Webster Bank for impairment based on the fair value of expected cash flows or collateral. At June 30, 2010, impaired loans totaled $2.9 million, including loans of $2.8 million with an impairment allowance of $0.5 million. At December 31, 2009, impaired loans totaled $3.2 million, including loans of $1.6 million with an impairment allowance of $0.3 million.

The following table summarizes impaired loans as of June 30, 2010 and December 31, 2009.

	As of June 30, 2010			As of December 31, 2009
(In thousands)	With Specific Reserves	Without Reserves	Total	With Specific Reserves	Without Reserves	Total
Loans impaired and still accruing
Fixed-rate residential loans	$750	$—	$750	$208	$357	$565
Adjustable-rate residential loans	—	—	—	—	349	349

Total loans impaired and still accruing	$750	$—	$750	$208	$706	$914

Loans impaired and not accruing
Fixed-rate residential loans	$1,569	$568	$2,137	$1,074	$1,235	$2,309

Total loans impaired and not accruing	$1,569	$568	$2,137	$1,074	$1,235	$2,309

Total impaired loans	$2,319	$568	$2,887	$1,282	$1,941	$3,223

Troubled Debt Restructures. Troubled debt restructurings (“TDR”) are by definition impaired loans and impairment is recognized and measured in accordance with ASC 310-10-35 after the loans have been contractually modified. We individually review loans which are deemed to be troubled debt restructures for impairment based on the present value of expected cash flows, unless recovery becomes collateral dependent. If recovery becomes collateral dependent, impairment is based on the fair value of the associated collateral. The original contractual interest rate for the loan is used as the discount rate, for fixed rate loans. The current or weighted average rate is used as the discount rate, when the interest rate floats over a specified index. A change in terms or payments would be included in the ASC 310-10-35 impairment calculation. The effect of an actual loan modification is recorded in the period when the loan is contractually modified. At June 30, 2010 and December 31, 2009, the Company had $1.6 million and $2.6 million of TDRs, respectively. There were $1.0 million loans restructured during the three and six months ended June 30, 2010. Impairment is measured at that time and a specific reserve is established, as appropriate, and at each subsequent reporting period. Loans may be subject to the allowance for loan losses under ASC 450-20, prior to modification, based on the loan’s risk characteristics. For the three and six months ended June 30, 2010, Webster charged off approximately $13 and $101 thousand, respectively, for the portion of TDRs deemed to be uncollectible. At June 30, 2010, there were no commitments to lend any additional funds to debtors in troubled debt restructurings.

Loan modifications, regardless of loan type, are not placed in temporary or trial periods. Once approved, all modifications are permanent and are recorded and disclosed as troubled debt restructurings. The modified loan does not revert back to its original terms, even if the modified loan agreement is violated. If the modification agreement is violated, the loan is handled by our asset remediation group for resolution, which may result in foreclosure. At June 30, 2010 and December 31, 2009, the allowance provided reserves of $316 and $303 thousand, respectively, related to restructured residential loans, respectively.

All modified loans are considered “impaired” and are reported as a TDR until they demonstrate compliance with the modified terms for a period of no less than six months. Once a modified loan has demonstrated compliance with the terms of the modified agreement, the loan can return to accrual status, but will continue to be reported as a TDR through one fiscal year end. The loan will continue to be accounted for as an impaired loan, in accordance with ASC 310-1—35 until such time as the loan’s stated interest rate is at or above a market rate of interest.

Allowance for loan losses. The following table provides detail of activity in the Company’s allowance for loan losses:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2010	2009	2010	2009
Balance at beginning of period	$2,095	$2,379	$2,183	$2,183
Provision for loan losses	—	280	—	530
Net charge-offs	(148)	(26)	(236)	(80)

Balance at end of period	$1,947	$2,633	$1,947	$2,633

Note 3: Redeemable Preferred Stock

In December 1997, 1,000,000 shares of Series B 8.625% cumulative redeemable preferred stock were issued at $10 per share, raising $9.6 million, net of issuance costs. The Series B preferred stock is redeemable solely at the option of the Company, which has no current plans to redeem the preferred stock. The redemption price is $10 per share.

Note 4: Servicing

The mortgage loans owned by the Company are serviced by Webster Bank pursuant to the terms of an Amended and Restated Service Agreement (the “Service Agreement”). On April 16, 2010 the Company was notified by Webster Bank that pursuant to Item 3 in the Amended and Restated Service Agreement, the fixed and variable rate servicing fees will increase from 8 basis points to 9.58 basis points effective May 1, 2010. Webster Bank in its role as servicer received fees at an annual rate of (i) 9.58 basis points for fixed-rate loan servicing and collection, (ii) 9.58 basis points for adjustable-rate loan servicing and collection, and (iii) 5 basis points for all other services to be provided, as needed, in each case based on the daily outstanding balances of all the Company’s loans for which Webster Bank is responsible. The services provided to the Company by Webster Bank are at the level of a sub-servicing agreement. As such, the Company estimates that the fees paid to Webster Bank for servicing approximates fees that would be paid if the Company operated as an unaffiliated entity. Servicing fees paid for the three and six months ended June 30, 2010 and 2009 were approximately $33 and $63 thousand and $35 and $72 thousand, respectively. Servicing fees are netted against interest income in the Condensed Statements of Operations, as they are considered a reduction in yield to the Company.

Webster Bank is entitled to retain any late payment charges, prepayment fees, penalties and assumption fees collected in connection with residential mortgage loans it services. Webster Bank also receives the benefit, if any, derived from interest earned on collected principal and interest payments between the date of collection and the date of remittance to the Company and from interest earned on tax and insurance escrow funds with respect to mortgage loans its serviced. At the end of each calendar month, Webster Bank is required to invoice the Company for all fees and charges due.

Note 5: Income Taxes

The Company has elected to be treated as a REIT under Sections 856 through 860 of the Code, and believes that its organization and method of operation meet the requirements for qualification as a REIT. As a REIT, the Company generally will not be subject to federal or Connecticut income taxes on its net income and capital gains that it distributes to the holders of its common stock and preferred stock. Therefore, because all of the Company’s net income has been distributed to its shareholders, no provision for federal or Connecticut income taxes has been included in the accompanying condensed financial statements.

To maintain REIT status, an entity must meet a number of organizational and operational requirements, including a requirement that it currently distribute to stockholders at least 90% of its “REIT taxable income” (not including capital gains and certain items of non-cash income). If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal and Connecticut income taxes at regular corporate rates.

The Company recognizes interest and penalties related to unrecognized tax benefits, where applicable, in income tax expense. No interest or penalties were recognized in its statements of income for the three and six months ended June 30, 2010 or 2009 or accrued within its balance sheets at June 30, 2010 and December 31, 2009.

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

A description of the valuation methodologies used by the Company is presented below.

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

Other Real Estate Owned

Real estate acquired through foreclosure (“REO”) or assets acquired through repossession are carried at the lower of cost or fair value less the estimated costs to sell. Independent appraisals are obtained to substantiate fair value and may be subject to adjustment based upon historical experience or specific geographic trends impacting the property. At the time a loan is referred to foreclosure, the excess of loan balance over fair value less cost to sell is charged off against the allowance for loan loss. Subsequent write-downs in value, maintenance expenses, and losses upon sale are charged to non-interest expense.

For the three and six months ended June 30, 2010, loans with a carrying value of $0.4 million were transferred to other real estate owned. There were no loans transferred to other real estate owned during the three and six months ended June 30, 2009. Fair value measurements may be based upon appraisals or third-party price opinions and, accordingly, those measurements are classified as Level 2. Other real estate owned is separately stated in the accompanying Condensed Consolidated Balance Sheets and totaled $0.4 million at June 30, 2010. There was no other real estate owned at December 31, 2009.

A summary of estimated fair values of significant financial instruments consisted of the following,

	June 30, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
(In thousands)	Amount	Fair Value	Amount	Fair Value
Assets:
Cash	$3,086	$3,086	$6,374	$6,374
Residential Mortgage loans, net	139,161	139,609	150,919	151,489

WEBSTER PREFERRED CAPITAL CORPORATION

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Forward Looking Statements and Factors that Could Affect Future Results

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “believes”, “anticipates”, “expects”, “intends”, “targeted”, “continue”, “remain”, “will”, “should”, “may”, “plans”, “estimates” and similar references to future periods, however such words are not the exclusive means of identifying such statements. Examples of forward-looking statements include, but are not limited to: (i) projections of revenues, expenses, income or loss, earnings or loss per share, and other financial items; (ii) statements of plans, objectives and expectations of the Company or its management or Board of Directors; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements. Forward-looking statements are based on the Company’s current expectations and assumptions regarding its business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. The Company’s actual results may differ materially from those contemplated by the forward-looking statements, which are neither statements of historical fact nor guarantees or assurances of future performance. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to: (1) local, regional, national and international economic conditions; (2) government intervention in the U.S. financial system; (3) changes in the level of non-performing assets and charge-offs; (4) inflation, interest rate, securities market and monetary fluctuations, and management’s estimates and projections of such fluctuations; (5) changes in management’s estimate of the adequacy of the allowance for loan losses; (6) changes in laws, regulations and policies (including tax and securities, regulations and policies); (7) changes in applicable accounting policies and practice; (8) legal and regulatory developments including the resolution of legal proceedings or regulatory or other governmental inquiries and the results of regulatory examinations or reviews; (9) the Company’s success at managing the risks involved in the foregoing items; and (10) the other factors that are described in the Company’s Annual Report on Form 10-K under the heading “Risk Factors.” Any forward-looking statement made by the Company in this Quarterly Report on Form 10-Q speaks only as of the date on which it is made. Factors or events that could cause the Company’s actual results to differ may emerge from time to time, and it is not possible for the Company to predict all of them. The Company undertakes no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

Summary

Total interest income net of servicing fees was $1.7 million and $3.5 million for the three and six months ended June 30, 2010, respectively, compared to $2.3 million and $4.8 million for the three and six months ended June 30, 2009, respectively. Approximately sixty percent of the decrease is due to lower average loan balances and approximately forty percent is due to downward changes in interest rates on variable rate loans.

For the three and six months ended June 30, 2010 average loans outstanding decreased $30.6 million and $33.0 million, respectively, compared to the three and six months ended June 30, 2009. The yield on average earning assets for the three and six months ended June 30, 2010 was 4.66% and 4.74%, respectively, compared to 5.17% and 5.32% for the three and six months ended June 30, 2009, respectively.

Results of Operations

For the three and six months ended June 30, 2010, the Company reported net income available to the common shareholder of $1.4 million and $2.9 million, respectively, a decrease of approximately $0.3 million and $0.8 million, or 18.1% and 21.0%, respectively, compared to the same periods in 2009. This decrease is due primarily to declining loan balances.

Interest income, net of servicing fees for the three months ended June 30, 2010 was $1.7 million, a decrease of $0.6 million, or 25.7%, compared to $2.3 million for the three months ended June 30, 2009. The decrease in interest income was primarily related to a reduction in average interest earning assets of $30.6 million for the three months ended June 30, 2010 compared to the three months ended June 30, 2009. The average yield for residential mortgage loans declined by 51 basis points.

Interest income, net of servicing fees, for the six months ended June 30, 2010 was $3.5 million, a decrease of $1.3 million, or 27.1%, compared to $4.8 million for the six months ended June 30, 2009. The decrease in interest income was primarily related to a reduction in average interest earning assets of $33.0 million for the six months ended June 30, 2010 compared to the six months ended June 30, 2009. The average yield for residential mortgage loans declined by 58 basis points.

The following table shows the categories of average interest-earning assets, together with their respective interest income and the rates earned by the Company:

	Three Months Ended June 30, 2010			Three Months Ended June 30, 2009
(Dollars in thousands)	Average Balance	Interest Income	Average Yield	Average Balance	Interest Income	Average Yield
Mortgage loans	$144,436	$1,682	4.66%	$175,049	$2,263	5.17%

Total	$144,436	$1,682	4.66%	$175,049	$2,263	5.17%

	Six Months Ended June 30, 2010			Six Months Ended June 30, 2009
(Dollars in thousands)	Average Balance	Interest Income	Average Yield	Average Balance	Interest Income	Average Yield
Mortgage loans	$147,465	$3,497	4.74%	$180,423	$4,796	5.32%

Total	$147,465	$3,497	4.74%	$180,423	$4,796	5.32%

Interest income is affected by changes in both volume and interest rates. Volume changes are caused by increases or decreases during the year in the level of average interest-earning assets. Rate changes result from increases or decreases in the yields earned on assets. The following table presents a summary of the changes in interest income resulting from changes in the volume of average asset balances and changes in the average yields for the three and six months ended June 30, 2010 when compared with the comparable periods for the preceding year. If significant, the change in interest income due to both volume and rate has been prorated between the volume and the rate variances based on the dollar amount of each variance.

	Three Months Ended June 30, 2010 v. 2009 Decrease due to			Six Months Ended June 30, 2010 v. 2009 Decrease due to
(In thousands)	Rate	Volume	Total	Rate	Volume	Total
Interest on interest-earning assets:
Mortgage loans	$(210)	$(371)	$(581)	$(482)	$(817)	$(1,299)

Net change in net interest income	$(210)	$(371)	$(581)	$(482)	$(817)	$(1,299)

Financial Condition

The Company had total assets of $143.3 million and $157.9 million at June 30, 2010 and December 31, 2009, respectively. The decrease in total assets of $14.6 million is primarily due to an $11.8 million decrease in the balance of outstanding residential mortgage loans to $139.1 million at June 30, 2010, as compared to $150.9 million at December 31, 2009. The decrease in residential mortgage loans outstanding is primarily due to repayments and the $0.4 transfer to other real estate owned.

Shareholder’s equity decreased $14.5 million to $143.1 million at June 30, 2010 from $157.6 million at December 31, 2009, due to the $14.0 million return of capital distribution to Webster Bank, the $3.8 million in common and preferred dividends, which was partially offset by $3.3 million of net income for the six months ended June 30, 2010.

Asset Quality

All loans held by the Company were originated by Webster Bank in the ordinary course of its mortgage lending activities. As such, the Company’s asset quality is dependent upon Webster Bank’s ability to maintain adequate underwriting standards. At June 30, 2010 and December 31, 2009, the loan portfolio was comprised of residential real estate loans. No loans were acquired by the Company from Webster Bank for the three and six month periods ended June 30, 2010 and for the year ended December 31, 2009.

Non-performing assets, including impaired and restructured loans, loan delinquency and credit losses are considered to be key measures of asset quality. Asset quality is one of the key factors in the determination of the level of the allowance for loan losses. See “Allowance for Loan Losses” contained elsewhere within this section for further information.

Non-performing Assets

The following table details the Company’s non-performing loans:

	June 30, 2010		December 31, 2009
(Dollars in thousands)	Principal Balance	% of Loans	Principal Balance	% of Loans
Loans accounted for on a non-accrual basis, net
Residential fixed-rate loans	$3,276	2.32%	$3,944	2.58%
Residential adjustable-rate loans	1,632	1.16	1,614	1.05

Total non-performing loans	$4,908	3.48%	$5,558	3.63%

It is the Company’s policy that all loans 90 or more days past due are placed in non-accrual status.

Accrual of interest is discontinued if the loan is placed on non-accrual status. Residential loans are placed on non-accrual status at 90 days past due. When a loan is transferred to non-accrual status, unpaid accrued interest is reversed and charged against interest income. Non-accrual loans totaled $4.9 million at June 30, 2010 and $5.6 million at December 31, 2009, and represented 3.48% and 3.63% of gross loans as of June 30, 2010 and December 31, 2009, respectively. Interest on non-accrual loans that would have been recorded as additional interest income for the three and six months ended June 30, 2010 and 2009 had the loans been current in accordance with their original terms totaled approximately $42 and $93 thousand and $34 and $76 thousand, respectively.

Loan Delinquencies

The following table sets forth information on the Company’s loans past due 30-89 days and still accruing:

	June 30, 2010		December 31, 2009
(Dollars in thousands)	Principal Balance	% of Loans	Principal Balance	% of Loans
Past Due 30-89 days
Residential fixed-rate loans	$598	0.42%	$1,942	1.27%
Residential adjustable-rate loans	2,805	1.99	660	0.43

Total past due loans	$3,403	2.41%	$2,602	1.70%

Loans past due for 30-89 days increased by $0.8 million to $3.4 million at June 30, 2010 compared to $2.6 million at December 31, 2009.

Impaired Loans. The Company, through its servicing agreement with Webster Bank, individually reviews loans not expected to be collected in accordance with the original terms of the contractual agreement with Webster Bank for impairment based on the fair value of expected cash flows or collateral. At June 30, 2010, impaired loans totaled $2.9 million, including loans of $2.8 million with an impairment allowance of $0.5 million. At December 31, 2009, impaired loans totaled $3.2 million, including loans of $1.6 million with an impairment allowance of $0.3 million.

The following table summarizes impaired loans at June 30, 2010 and December 31, 2009.

	As of June 30, 2010			As of December 31, 2009
(In thousands)	With Specific Reserves	Without Reserves	Total	With Specific Reserves	Without Reserves	Total
Loans impaired and still accruing
Fixed-rate residential loans	$750	$—	$750	$208	$357	$565
Adjustable-rate residential loans	—	—	—	—	349	349

Total loans impaired and still accruing	$750	$—	$750	$208	$706	$914

Loans impaired and not accruing
Fixed-rate residential loans	$1,569	$568	$2,137	$1,074	$1,235	$2,309

Total loans impaired and not accruing	$1,569	$568	$2,137	$1,074	$1,235	$2,309

Total impaired loans	$2,319	$568	$2,887	$1,282	$1,941	$3,223

Troubled Debt Restructures. Troubled debt restructurings (“TDR”) are by definition impaired loans and impairment is recognized and measured in accordance with ASC 310-10-35 after the loans have been contractually modified. We individually review loans which are deemed to be troubled debt restructures for impairment based on the present value of expected cash flows, unless recovery becomes collateral dependent. If recovery becomes collateral dependent, impairment is based on the fair value of the associated collateral. The original contractual interest rate for the loan is used as the discount rate, for fixed rate loans. The current or weighted average rate is used as the discount rate, when the interest rate floats over a specified index. A change in terms or payments would be included in the ASC 310-10-35 impairment calculation. The effect of an actual loan modification is recorded in the period when the loan is contractually modified. At June 30, 2010 and December 31, 2009, the Company had $1.6 million and $2.6 million of TDRs, respectively. There were $1.0 million loans restructured during the three and six months ended June 30, 2010. Impairment is measured at that time and a specific reserve is established, as appropriate, and at each subsequent reporting period. Loans may be subject to the allowance for loan losses under ASC 450-20, prior to modification, based on the loan’s risk characteristics. For the three and six months ended June 30, 2010, Webster charged off approximately $13 and $101 thousand, respectively, for the portion of TDRs deemed to be uncollectible. At June 30, 2010, there were no commitments to lend any additional funds to debtors in troubled debt restructurings.

Loan modifications, regardless of loan type, are not placed in temporary or trial periods. Once approved, all modifications are permanent and are recorded and disclosed as troubled debt restructurings. The modified loan does not revert back to its original terms, even if the modified loan agreement is violated. If the modification agreement is violated, the loan is handled by our asset remediation group for resolution, which may result in foreclosure. At June 30, 2010 and December 31, 2009, the allowance provided reserves of $316 and $303 thousand, respectively, related to restructured residential loans, respectively.

All modified loans are considered “impaired” and are reported as a TDR until they demonstrate compliance with the modified terms for a period of no less than six months. Once a modified loan has demonstrated compliance with the terms of the modified agreement, the loan can return to accrual status, but will continue to be reported as a TDR through one fiscal year end. The loan will continue to be accounted for as an impaired loan, in accordance with ASC 310-1—35 until such time as the loan’s stated interest rate is at or above a market rate of interest.

Allowance for Loan Losses

An allowance for loan losses, in the judgment of management, is necessary to provide for estimated loan losses inherent in the loan portfolio. The allowance for loan losses includes allowance allocations calculated in accordance with FASB ASC Topic 310, “Receivables” and allowance allocations calculated in accordance with FASB ASC Topic 450, “Contingencies.” The level of the allowance reflects management’s continuing evaluation of industry concentrations, specific credit risks, loan loss experience, current loan portfolio quality, present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio, as well as trends in the foregoing. Portions of the allowance may be allocated for specific credits; however, the entire allowance is available for any credit that, in management’s judgment, should be charged off. The provision for possible loan losses reflects loan quality trends, including the levels of and trends related to non-accrual loans, past due loans, potential problem loans, criticized loans and net charge-offs or recoveries, among other factors. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent upon a variety of factors beyond the Company’s control, including the performance of the Company’s loan portfolio, the economy, changes in interest rates and the view of the regulatory authorities toward loan classifications.

Webster Bank’s Credit Risk Management Committee, in its role as advisor to the Company, meets on a quarterly basis to review and conclude on the adequacy of the allowance. The results are presented to and reviewed by management of the Company.

At June 30, 2010, the allowance for loan losses was $1.9 million, or 1.4% of the total residential mortgage loan portfolio and 39.5% of total non-performing loans. This compares with an allowance of $2.2 million, or 1.4% of the total loan portfolio, and 39.3% of total non-performing loans at December 31, 2009. Gross charge-offs for the three and six months ended June 30, 2010 were $148 and $236 thousand, respectively, an increase of $122 and $156 thousand, respectively, when compared to charge-offs of $26 thousand and $80 thousand for the three and six months ended June 30, 2009, respectively. The increase in charge-off activity reflects the focus on non-accrual resolution and updated valuations of non-performing loans.

A detail of the change in the allowance for loan losses for the periods indicated is as follows:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2010	2009	2010	2009
Balance at beginning of period	$2,095	$2,379	$2,183	$2,183
Provision for loan losses	—	280	—	530
Net charge-offs	(148)	(26)	(236)	(80)

Balance at end of period	$1,947	$2,633	$1,947	$2,633

Liquidity and Capital Resources

The primary sources of liquidity for the Company have historically been principal and interest payments from residential mortgage loans. The primary uses of liquidity are typically purchases of residential mortgage loans and the payment of dividends on the Company’s common stock and preferred stock.

While scheduled loan amortization and short-term investments are predictable sources of funds, loan prepayments can vary greatly and are influenced by factors such as general interest rates, economic conditions and competition. One of the inherent risks of investing in loans is the ability of such instruments to incur prepayments of principal prior to maturity at prepayment rates different than those estimated at the time of purchase. This generally occurs because of changes in market interest rates.

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

Both Webster Bank and the Company are unable to predict future fluctuations in interest rates. The market values of the Company’s financial assets are sensitive to fluctuations in market interest rates. The market values of fixed-rate loans and mortgage-backed securities tend to decline in value as interest rates rise. If interest rates decrease, the market value of fixed rate loans and mortgage-backed securities generally will tend to increase, with the level of prepayments also typically increasing. The interest income earned on the Company’s adjustable-rate, interest-sensitive instruments, which represent primarily adjustable-rate mortgage loans, may change due to changes in quoted interest-rate indices. The adjustable-rate mortgage loans generally re-price based on a stated margin over U.S. Treasury Securities indices of varying maturities, the terms of which are established at the time that the loan is closed. At June 30, 2010, 40.8% of the Company’s residential mortgage loans were adjustable-rate loans, compared to 41.3% at December 31, 2009.

The following table summarizes the estimated fair values of the Company’s interest-sensitive assets at June 30, 2010 and December 31, 2009, and the projected change to fair values if interest rates instantaneously increase or decrease by 100 basis points. Loans are presented in the following table gross of the allowance for loan losses and exclude premiums and deferred costs as these components are not interest-sensitive assets. The Company had no interest-sensitive liabilities at June 30, 2010 and December 31, 2009.

			Estimated Market Value Impact
(In thousands)	Book Value	Market Value	-100 BP	+100 BP
At June 30, 2010
Interest sensitive assets:
Fixed-rate residential loans	$82,896	$82,259	N/A	$(1,799)
Adjustable-rate residential loans	57,586	57,350	N/A	(530)

	$140,482	$139,609	N/A	$(2,329)

At December 31, 2009
Interest sensitive assets:
Fixed-rate residential loans	$89,199	$88,360	N/A	$(4,016)
Adjustable-rate residential loans	63,210	63,129	N/A	(619)

	$152,409	$151,489	N/A	$(4,635)

Interest-sensitive assets, when shocked by an immediate plus 100 basis point rate change, sustain an unfavorable $2.3 million, or 1.7%, change in market value at June 30, 2010, compared to an unfavorable $4.6 million, or 3.1%, change in market value at December 31, 2009. As the federal funds rate was at .25% on June 30, 2010, the -100 basis point scenario has been excluded.

Based on the Company’s asset/liability mix at June 30, 2010, management estimates that a gradual 200 basis point increase in interest rates would increase net income over the next twelve months by 2.8%.

These assumptions are inherently uncertain and, as a result, the simulation analyses cannot precisely estimate the impact that higher or lower rate environments will have on net income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes, changes in cash flow patterns and market conditions, as well as changes in management’s strategies. Based upon review of the work performed by Webster Bank, Management believes that the Company’s interest-rate risk position at June 30, 2010 represents a reasonable level of risk.

Impact of Inflation and Changing Prices

The financial statements and related data presented herein have been prepared in accordance with accounting principles generally accepted in the United States, which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation.

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

As of June 30, 2010, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Principal Executive Officer and its Principal Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934). Based on this evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2010 for recording, processing, summarizing and reporting the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms. There was no change in the Company’s internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

There are no material pending legal proceedings, other than ordinary routine litigation incident to its business, to which the Company is a party or of which any of its property is the subject.

Item 1A.	RISK FACTORS

During the second quarter of 2010, there were no material changes to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

Date: August 9, 2010

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