Form 10-Q
period 2010-09-30
WEBSTER PREFERRED CAPITAL CORP
filed 2010-11-08
CIK 1047865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

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

The number of outstanding shares of the registrant’s common stock, $.01 par value per share, as of October 29, 2010 was 100 shares.

WEBSTER PREFERRED CAPITAL CORPORATION

PART I. – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

WEBSTER PREFERRED CAPITAL CORPORATION

CONDENSED BALANCE SHEETS

	September 30,	December 31,
(In thousands, except share and per share data)	2010	2009
	(unaudited)
Assets

Cash	$4,447	$6,374
Residential mortgage loans	133,705	153,102
Allowance for loan losses	(1,756)	(2,183)

Residential mortgage loans, net	131,949	150,919
Accrued interest receivable	483	575
Other real estate owned	447	—
Other assets	10	—

Total assets	$137,336	$157,868

Liabilities

Accrued dividends payable to preferred shareholders	$180	$180
Accrued expenses and other liabilities	726	102

Total liabilities	906	282

Shareholders’ Equity
Series B 8.625% cumulative redeemable preferred stock, liquidation preference $10 per share; par value $1.00 per share:
1,000,000 shares authorized, issued and outstanding	1,000	1,000
Common stock, par value $.01 per share:
Authorized – 1,000 shares
Issued and outstanding – 100 shares	1	1
Paid-in capital	138,800	159,800
Distributions in excess of accumulated earnings	(3,371)	(3,215)

Total shareholders’ equity	136,430	157,586

Total liabilities and shareholders’ equity	$137,336	$157,868

See accompanying notes to condensed financial statements.

WEBSTER PREFERRED CAPITAL CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(In thousands, except per share data)	2010	2009	2010	2009
Interest income:
Loans, net of servicing fees	$1,540	$2,082	$5,037	$6,878

Total interest income	1,540	2,082	5,037	6,878
Provision for loan losses	—	187	—	717

Total interest income after provision for loan losses	1,540	1,895	5,037	6,161

Non-interest expense:
Advisory fee expense paid to Parent	55	55	165	161
Foreclosed property expenses	12	3	25	3
Other	31	20	90	97

Total non-interest expense	98	78	280	261

Net income	1,442	1,817	4,757	5,900
Preferred stock dividends	216	216	647	647

Net income available to common shareholder	$1,226	$1,601	$4,110	$5,253

Basic net income per common share:	$12,260	$16,010	$41,100	$52,530

See accompanying notes to condensed financial statements.

WEBSTER PREFERRED CAPITAL CORPORATION

CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Nine months ended September 30,
(In thousands) - except for per share data	2010	2009
Beginning Balance	$157,586	$196,971
Net income	4,757	5,900
Return of capital	(21,000)	(29,000)
Preferred stock dividends	(647)	(647)
Common stock dividends ($42,660 per share and $66,940 per share, respectively)	(4,266)	(6,694)

Ending Balance	$136,430	$166,530

See accompanying notes to condensed financial statements.

WEBSTER PREFERRED CAPITAL CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,
(In thousands)	2010	2009
Operating Activities:
Net income	$4,757	$5,900
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization and accretion	110	42
Provision for loan losses	—	717
Decrease in accrued interest receivable	92	165
Increase in accrued expenses and other liabilities	624	98
Increase in other assets	(10)	(8)

Net cash provided by operating activities	5,573	6,914

Investing Activities:
Net decrease in residential mortgage loans	18,413	25,707

Net cash provided by investing activities	18,413	25,707

Financing Activities:
Dividends paid on preferred stock	(647)	(647)
Dividends paid on common stock	(4,266)	(6,694)
Return of capital	(21,000)	(29,000)

Net cash used for financing activities	(25,913)	(36,341)

Net decrease in cash	(1,927)	(3,720)
Cash at beginning of period	6,374	8,680

Cash at end of period	$4,447	$4,960

Noncash investing activities:
Transfer of loans, net to other real estate owned	$447	$—

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

Comprehensive Income

The purpose of reporting comprehensive income is to report a measure of all changes in equity of an enterprise that result from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners. Comprehensive income includes net income and certain changes in equity from non-owner sources that are not recognized in the statements of income (such as net unrealized gains and losses on securities available for sale). For the three and nine months ended September 30, 2010 and 2009, the only component of comprehensive income for the Company was net income.

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

Note 2: Residential Mortgage Loans, Net

A summary of residential mortgage loans, net, by type and original maturity follows:

	September 30,	December 31,
(In thousands)	2010	2009
Fixed-rate loans:
15 yr. loans	$3,525	$5,774
20 yr. loans	3,349	3,864
25 yr. loans	2,114	2,272
30 yr. loans	70,069	77,289

Total fixed-rate loans	79,057	89,199

Adjustable-rate loans:
15 yr. loans	786	854
20 yr. loans	111	117
25 yr. loans	352	390
30 yr. loans	52,816	61,849

Total adjustable-rate loans	54,065	63,210

Premiums and deferred costs on loans, net	583	693

Total residential mortgage loans	133,705	153,102
Less: allowance for loan losses	(1,756)	(2,183)

Residential mortgage loans, net	$131,949	$150,919

All of the residential mortgage loans held by the Company at September 30, 2010 and December 31, 2009 were acquired from Webster Bank.

There have been no loans acquired from Webster Bank since the first quarter of 2007. There have been no loans transferred to Webster Bank since the fourth quarter of 2008. At September 30, 2010 and December 31, 2009, 59.1% and 58.3%, respectively, of the Company’s residential mortgage loans were fixed rate loans and 40.4% and 41.3%, respectively, were adjustable-rate loans.

Non-Performing/Past Due Loans. Accrual of interest is discontinued if the loan is placed on non-accrual status. Residential loans are placed on non-accrual status at 90 days past due. When a loan is transferred to non-accrual status, unpaid accrued interest is reversed and charged against interest income. Non-accrual loans totaled $5.9 million at September 30, 2010 and $5.6 million at December 31, 2009, respectively and represented 4.38% and 3.63% of gross loans as of September 30, 2010 and December 31, 2009, respectively. Interest on non-accrual loans that would have been recorded as additional interest income for the three and nine months ended September 30, 2010 and 2009 had the loans been current in accordance with their original terms totaled approximately $51 thousand and $123 thousand, and $79 thousand and $153 thousand, respectively.

Impaired Loans. The Company, through its servicing agreement with Webster Bank, individually reviews loans not expected to be collected in accordance with the original terms of the contractual agreement with Webster Bank for impairment based on the fair value of expected cash flows or collateral. At September 30, 2010, impaired loans totaled $4.5 million, including loans of $4.0 million with an impairment allowance of $0.5 million. At December 31, 2009, impaired loans totaled $3.2 million, including loans of $1.6 million with an impairment allowance of $0.3 million.

The following table summarizes impaired loans as of September 30, 2010 and December 31, 2009.

	As of September 30, 2010			As of December 31, 2009
	With			With
	Specific	Without		Specific	Without
(In thousands)	Reserves	Reserves	Total	Reserves	Reserves	Total
Loans impaired and still accruing
Fixed-rate residential loans	$1,120	$—	$1,120	$208	$357	$565
Adjustable-rate residential loans	—	—	—	—	349	349

Total loans impaired and still accruing	$1,120	$—	$1,120	$208	$706	$914

Loans impaired and not accruing
Fixed-rate residential loans	$2,428	$496	$2,924	$1,074	$1,235	$2,309
Adjustable-rate residential loans	—	444	444

Total loans impaired and not accruing	$2,428	$940	$3,368	$1,074	$1,235	$2,309

Total impaired loans	$3,548	$940	$4,488	$1,282	$1,941	$3,223

Troubled Debt Restructures. Troubled debt restructurings (“TDRs”) are by definition impaired loans and impairment is recognized and measured in accordance with ASC 310-10-35 after the loans have been contractually modified. The Company individually reviews loans which are deemed to be TDRs for impairment based on the present value of expected cash flows, unless recovery becomes collateral dependent. If recovery becomes collateral dependent, impairment is based on the fair value of the associated collateral. The original contractual interest rate for the loan is used as the discount rate, for fixed rate loans. The current or weighted average rate is used as the discount rate, when the interest rate floats over a specified index. A change in terms or payments would be included in the ASC 310-10-35 impairment calculation. The effect of an actual loan modification is recorded in the period when the loan is contractually modified. Impairment is measured at that time and a specific reserve is established, as appropriate, and at each subsequent reporting period. Loans may be subject to the allowance for loan losses under ASC 450-20, prior to modification, based on the loan’s risk characteristics. For the three and nine months ended September 30, 2010, the Company charged off $12 thousand and $113 thousand, respectively, for the portion of TDRs deemed to be uncollectible. At September 30, 2010 and 2009, there were no commitments to lend any additional funds to debtors in TDRs.

Loan modifications, regardless of loan type, are not placed in temporary or trial periods. Once approved, all modifications are permanent and are recorded and disclosed as TDRs. The modified loan does not revert back to its original terms, even if the modified loan agreement is violated. If the modification agreement is violated, the loan is handled by the Company’s asset remediation group for resolution, which may result in foreclosure. At September 30, 2010 and December 31, 2009, the allowance for loan losses included reserves of $0.5 million and $0.3 million, respectively, related to residential loans. There were $0.9 million and $1.9 million loans restructured during the three and nine months ended September 30, 2010, respectively.

All modified loans that are determined to be a TDR are reported as impaired until they demonstrate compliance with the modified terms for a period of no less than six months and the restructuring agreement specifies an interest rate equal to or greater than the rate that the Company was willing to accept at the time of the restructuring for a new loan with comparable risk. Once a modified loan has demonstrated compliance with the terms of the modified agreement for a period of no less than six months, the loan can return to accrual status. Non-performing TDRs are included in non-performing loans.

At September 30, 2010 and December 31, 2009, the Company had $2.7 million and $2.6 million of TDRs, respectively. In addition the Company has seasoned restructured loans in the loan portfolio. A seasoned restructured loan is one that has performed for a period of more than six months and was modified in a previous fiscal year. At September 30, 2010, the performing seasoned restructured loans were $0.9 million.

Allowance for loan losses. The following table provides detail of activity in the Company’s allowance for loan losses:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2010	2009	2010	2009
Balance at beginning of period	$1,947	$2,633	$2,183	$2,183
Provision for loan losses	—	187	—	717
Net charge-offs	(191)	(187)	(427)	(267)

Balance at end of period	$1,756	$2,633	$1,756	$2,633

Note 3: Redeemable Preferred Stock

In December 1997, 1,000,000 shares of Series B 8.625% cumulative redeemable preferred stock were issued at $10 per share, raising $9.6 million, net of issuance costs. The Series B preferred stock is redeemable solely at the option of the Company, which has no current plans to redeem the preferred stock. The redemption price is $10 per share.

Note 4: Servicing

The mortgage loans owned by the Company are serviced by Webster Bank pursuant to the terms of an Amended and Restated Service Agreement (the “Service Agreement”). Webster Bank in its role as servicer receives fees at an annual rate of (i) 9.58 basis points for fixed-rate loan servicing and collection, (ii) 9.58 basis points for adjustable-rate loan servicing and collection, and (iii) 5 basis points for all other services to be provided, as needed, in each case based on the daily outstanding balances of all the Company’s loans for which Webster Bank is responsible. The services provided to the Company by Webster Bank are at the level of a sub-servicing agreement. As such, the Company estimates that the fees paid to Webster Bank for servicing approximates fees that would be paid if the Company operated as an unaffiliated entity. Servicing fees paid for the three and nine months ended September 30, 2010 and 2009 were approximately $33 thousand and $33 thousand and $95 thousand and $105 thousand, respectively. Servicing fees are netted against interest income in the Condensed Statements of Operations, as they are considered a reduction in yield to the Company.

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

The Company recognizes interest and penalties related to unrecognized tax benefits, where applicable, in income tax expense. No interest or penalties were recognized in its statements of income for the three and nine months ended September 30, 2010 or 2009 or accrued within its balance sheets at September 30, 2010 and December 31, 2009.

The Company’s Federal and Connecticut income tax returns remain open to examination for calendar tax years subsequent to 2007.

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

There were no loans transferred to other real estate owned during the three months ended September 30, 2010. For the nine months ended September 30, 2010, loans with a carrying value of $0.4 million were transferred to other real estate owned. There were no loans transferred to other real estate owned during the three and nine months ended September 30, 2009. Fair value measurements may be based upon appraisals or third-party price opinions and, accordingly, those measurements are classified as Level 2. Other real estate owned is separately stated in the accompanying Condensed Consolidated Balance Sheets and totaled $0.4 million at September 30, 2010. There was no other real estate owned at December 31, 2009.

A summary of estimated fair values of significant financial instruments consisted of the following,

	September 30, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
(In thousands)	Amount	Fair Value	Amount	Fair Value
Assets:
Cash	$4,447	$4,447	$6,374	$6,374
Residential Mortgage loans, net	131,949	135,053	150,919	151,489

WEBSTER PREFERRED CAPITAL CORPORATION

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Summary

Total interest income net of servicing fees was $1.5 million and $5.0 million for the three and nine months ended September 30, 2010, respectively, compared to $2.1 million and $6.9 million for the three and nine months ended September 30, 2009, respectively. Approximately sixty percent of the decrease is due to lower average loan balances and approximately forty percent is due to decreases in interest rates on variable rate loans.

For the three and nine months ended September 30, 2010, average loans outstanding decreased $29.6 million and $31.3 million, respectively, compared to the three and nine months ended September 30, 2009. The yield on average earning assets for the three and nine months ended September 30, 2010 was 4.48% and 4.98%, respectively, compared to 4.66% and 5.23% for the three and nine months ended September 30, 2009, respectively.

Results of Operations

For the three and nine months ended September 30, 2010, the Company reported net income available to the common shareholder of $1.2 million and $4.1 million, respectively, a decrease of approximately $0.4 million and $1.1 million, or 23.4% and 21.8%, respectively, compared to the same periods in 2009. This decrease is due primarily to declining loan balances and lower yields.

Interest income, net of servicing fees for the three months ended September 30, 2010 was $1.5 million, a decrease of $0.6 million, or 26.0%, compared to $2.1 million for the three months ended September 30, 2009. The decrease in interest income was primarily related to a reduction in average interest earning assets of $29.6 million for the three months ended September 30, 2010 compared to the three months ended September 30, 2009. The average yield for residential mortgage loans declined by 50 basis points.

Interest income, net of servicing fees, for the nine months ended September 30, 2010 was $5.0 million, a decrease of $1.9 million, or 26.8%, compared to $6.9 million for the nine months ended September 30, 2009. The decrease in interest income was primarily related to a reduction in average interest earning assets of $31.3 million for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. The average yield for residential mortgage loans declined by 57 basis points.

The following table shows the categories of average interest-earning assets, together with their respective interest income and the rates earned by the Company:

	Three Months Ended September 30, 2010			Three Months Ended September 30, 2009
(Dollars in thousands)	Average Balance	Interest Income	Average Yield	Average Balance	Interest Income	Average Yield
Residential mortgage loans	$137,565	$1,540	4.48%	$167,160	$2,082	4.98%

Total	$137,565	$1,540	4.48%	$167,160	$2,082	4.98%

	Nine Months Ended September 30, 2010			Nine Months Ended September 30, 2009
(Dollars in thousands)	Average Balance	Interest Income	Average Yield	Average Balance	Interest Income	Average Yield
Residential mortgage loans	$144,129	$5,037	4.66%	$175,432	$6,878	5.23%

Total	$144,129	$5,037	4.66%	$175,432	$6,878	5.23%

Interest income is affected by changes in both volume and interest rates. Volume changes are caused by increases or decreases during the year in the level of average interest-earning assets. Rate changes result from increases or decreases in the yields earned on assets. The following table presents a summary of the changes in interest income resulting from changes in the volume of average asset balances and changes in the average yields for the three and nine months ended September 30, 2010 when compared with the comparable periods for the preceding year. If significant, the change in interest income due to both volume and rate has been prorated between the volume and the rate variances based on the dollar amount of each variance.

	Three Months Ended September 30, 2010 v. 2009 Decrease due to			Nine Months Ended September 30, 2010 v. 2009 Decrease due to
(In thousands)	Rate	Volume	Total	Rate	Volume	Total
Interest on interest-earning assets:
Residential mortgage loans	$(197)	$(345)	$(542)	$(698)	$(1,143)	$(1,841)

Net change in net interest income	$(197)	$(345)	$(542)	$(698)	$(1,143)	$(1,841)

Financial Condition

The Company had total assets of $137.3 million and $157.9 million at September 30, 2010 and December 31, 2009, respectively. The decrease in total assets of $20.6 million is primarily due to an $19.0 million decrease in the balance of outstanding residential mortgage loans to $131.9 million at September 30, 2010, as compared to $150.9 million at December 31, 2009. The decrease in residential mortgage loans outstanding is primarily due to repayments and the $0.4 million transfer to other real estate owned.

Shareholder’s equity decreased $21.2 million to $136.4 million at September 30, 2010 from $157.6 million at December 31, 2009, due to the $21.0 million return of capital distribution to Webster Bank and the $4.9 million in common and preferred dividends, which was partially offset by $4.8 million of net income for the nine months ended September 30, 2010.

Asset Quality

All loans held by the Company were originated by Webster Bank in the ordinary course of its mortgage lending activities. As such, the Company’s asset quality is dependent upon Webster Bank’s ability to maintain adequate underwriting standards. At September 30, 2010 and December 31, 2009, the loan portfolio was comprised of residential real estate loans. No loans were acquired by the Company from Webster Bank in the three and nine month periods ended September 30, 2010 and for the year ended December 31, 2009.

Non-performing assets, including impaired and restructured loans, loan delinquency and credit losses are considered to be key measures of asset quality. Asset quality is one of the key factors in the determination of the level of the allowance for loan losses. See “Allowance for Loan Losses” contained elsewhere within this section for further information.

Non-performing Assets

The following table details the Company’s non-performing loans

	September 30, 2010		December 31, 2009
(Dollars in thousands)	Principal Balance	% of Loans	Principal Balance	% of Loans
Loans accounted for on a non-accrual basis, net
Residential fixed-rate loans	$3,111	2.33%	$3,944	2.58%
Residential adjustable-rate loans	2,748	2.06	1,614	1.05

Total non-performing loans	$5,859	4.38%	$5,558	3.63%

Other real estate owned	447		—

Total non-performing assets	$6,306		$5,558

It is the Company’s policy that all loans 90 or more days past due are placed in non-accrual status.

Accrual of interest is discontinued if the loan is placed on non-accrual status. Residential loans are placed on non-accrual status at 90 days past due. When a loan is transferred to non-accrual status, unpaid accrued interest is reversed and charged against interest income. Non-accrual loans totaled $5.9 million at September 30, 2010 and $5.6 million at December 31, 2009, and represented 4.38% and 3.63% of gross loans as of September 30, 2010 and December 31, 2009, respectively. Interest on non-accrual loans that would have been recorded as additional interest income for the three and nine months ended September 30, 2010 and 2009 had the loans been current in accordance with their original terms totaled approximately and $51 and $123 thousand and $ 79 and $153 thousand, respectively.

Loan Delinquencies

The following table sets forth information on the Company’s loans past due 30-89 days and still accruing:

(Dollars in thousands)	September 30, 2010		December 31, 2009
	Principal Balance	% of Loans	Principal Balance	% of Loans

Past Due 30-89 days
Residential fixed-rate loans	$630	0.47%	$1,942	1.27%
Residential adjustable-rate loans	540	0.40	660	0.43

Total past due loans	$1,170	0.87%	$2,602	1.70%

Loans past due for 30-89 days decreased by $1.4 million to $1.2 million at September 30, 2010 compared to $2.6 million at December 31, 2009.

Impaired Loans. The Company, through its servicing agreement with Webster Bank, individually reviews loans not expected to be collected in accordance with the original terms of the contractual agreement with Webster Bank for impairment based on the fair value of expected cash flows or collateral. At September 30, 2010, impaired loans totaled $4.5 million, including loans of $4.0 million with an impairment allowance of $0.5 million. At December 31, 2009, impaired loans totaled $3.2 million, including loans of $1.6 million with an impairment allowance of $0.3 million.

The following table summarizes impaired loans at September 30, 2010 and December 31, 2009.

	As of September 30, 2010			As of December 31, 2009
(In thousands)	With Specific Reserves	Without Reserves	Total	With Specific Reserves	Without Reserves	Total
Loans impaired and still accruing
Fixed-rate residential loans	$1,120	$—	$1,120	$208	$357	$565
Adjustable-rate residential loans	—	—	—	—	349	349

Total loans impaired and still accruing	$1,120	$—	$1,120	$208	$706	$914

Loans impaired and not accruing
Fixed-rate residential loans	$2,428	$496	$2,924	$1,074	$1,235	$2,309
Adjustable-rate residential loans	—	444	444

Total loans impaired and not accruing	$2,428	$940	$3,368	$1,074	$1,235	$2,309

Total impaired loans	$3,548	$940	$4,488	$1,282	$1,941	$3,223

Troubled Debt Restructures. Troubled debt restructurings (“TDRs”) are by definition impaired loans and impairment is recognized and measured in accordance with ASC 310-10-35 after the loans have been contractually modified. The Company individually reviews loans which are deemed to be TDRs for impairment based on the present value of expected cash flows, unless recovery becomes collateral dependent. If recovery becomes collateral dependent, impairment is based on the fair value of the associated collateral. The original contractual interest rate for the loan is used as the discount rate, for fixed rate loans. The current or weighted average rate is used as the discount rate, when the interest rate floats over a specified index. A change in terms or payments would be included in the ASC 310-10-35 impairment calculation. The effect of an actual loan modification is recorded in the period when the loan is contractually modified. Impairment is measured at that time and a specific reserve is established, as appropriate, and at each subsequent reporting period. Loans may be subject to the allowance for loan losses under ASC 450-20, prior to modification, based on the loan’s risk characteristics. For the three and nine months ended September 30, 2010, the Company charged off $12 thousand and $113 thousand, respectively, for the portion of TDRs deemed to be uncollectible. At September 30, 2010 and 2009, there were no commitments to lend any additional funds to debtors in TDRs.

Loan modifications, regardless of loan type, are not placed in temporary or trial periods. Once approved, all modifications are permanent and are recorded and disclosed as TDRs. The modified loan does not revert back to its original terms, even if the modified loan agreement is violated. If the modification agreement is violated, the loan is handled by the Company’s asset remediation group for resolution, which may result in foreclosure. At September 30, 2010 and December 31, 2009, the allowance for loan losses included reserves of $0.5 million and $0.3 million related to residential loans. There were $0.9 million and $1.9 million loans restructured during the three and nine months ended September 30, 2010.

All modified loans that are determined to be a TDR are reported as impaired until they demonstrate compliance with the modified terms for a period of no less than six months and the restructuring agreement specifies an interest rate equal to or greater than the rate that the Company was willing to accept at the time of the restructuring for a new loan with comparable risk. Once a modified loan has demonstrated compliance with the terms of the modified agreement for a period of no less than six months, the loan can return to accrual status. Non-performing TDRs are included in non-performing loans.

At September 30, 2010 and December 31, 2009, the Company had $2.7 million and $2.6 million of TDRs, respectively. In addition the Company has seasoned restructured loans in the loan portfolio. A seasoned restructured loan is one that has performed for a period of more than six months and was modified in a previous fiscal year. At September 30, 2010 the performing seasoned restructured loans were $0.9 million.

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

At September 30, 2010, the allowance for loan losses was $1.8 million, or 1.3% of the total residential mortgage loan portfolio and 30.0% of total non-performing loans. This compares with an allowance of $2.2 million, or 1.4% of the total loan portfolio, and 39.3% of total non-performing loans at December 31, 2009. Gross charge-offs for the three and nine months ended September 30, 2010 were $191 and $427 thousand, respectively, an increase of $4 and $160 thousand, respectively, when compared to charge-offs of $187 thousand and $267 thousand for the three and nine months ended September 30, 2009, respectively. The increase in charge-off activity reflects the focus on non-accrual resolution and updated valuations of non-performing loans.

A detail of the change in the allowance for loan losses for the periods indicated is as follows:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2010	2009	2010	2009
Balance at beginning of period	$1,947	$2,633	$2,183	$2,183
Provision for loan losses	—	187	—	717
Net charge-offs	(191)	(187)	(427)	(267)

Balance at end of period	$1,756	$2,633	$1,756	$2,633

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

Both Webster Bank and the Company are unable to predict future fluctuations in interest rates. The market values of the Company’s financial assets are sensitive to fluctuations in market interest rates. The market values of fixed-rate loans and mortgage-backed securities tend to decline in value as interest rates rise. If interest rates decrease, the market value of fixed rate loans and mortgage-backed securities generally will tend to increase, with the level of prepayments also typically increasing. The interest income earned on the Company’s adjustable-rate, interest-sensitive instruments, which represent primarily adjustable-rate mortgage loans, may change due to changes in quoted interest-rate indices. The adjustable-rate mortgage loans generally re-price based on a stated margin over U.S. Treasury Securities indices of varying maturities, the terms of which are established at the time that the loan is closed. At September 30, 2010, 40.4% of the Company’s residential mortgage loans were adjustable-rate loans, compared to 41.3% at December 31, 2009.

The following table summarizes the estimated fair values of the Company’s interest-sensitive assets at September 30, 2010 and December 31, 2009, and the projected change to fair values if interest rates instantaneously increase or decrease by 100 basis points. Loans are presented in the following table gross of the allowance for loan losses and exclude premiums and deferred costs as these components are not interest-sensitive assets. The Company had no interest-sensitive liabilities at September 30, 2010 and December 31, 2009.

			Estimated Market Value Impact
(In thousands)	Book Value	Market Value	-100 BP	+100 BP
At September 30, 2010
Interest sensitive assets:
Fixed-rate residential loans	$79,057	$80,333	N/A	$(1,883)
Adjustable-rate residential loans	54,065	54,720	N/A	(326)

	$133,122	$135,053	N/A	$(2,209)

At December 31, 2009
Interest sensitive assets:
Fixed-rate residential loans	$89,199	$88,360	N/A	$(4,016)
Adjustable-rate residential loans	63,210	63,129	N/A	(619)

	$152,409	$151,489	N/A	$(4,635)

Interest-sensitive assets, when shocked by an immediate plus 100 basis point rate change, sustain an unfavorable $2.2 million, or 1.6%, change in market value at September 30, 2010, compared to an unfavorable $4.6 million, or 3.1%, change in market value at December 31, 2009. As the federal funds rate was at .25% on September 30, 2010, the -100 basis point scenario has been excluded.

Based on the Company’s asset/liability mix at September 30, 2010, management estimates that a gradual 200 basis point increase in interest rates would increase net income over the next twelve months by 3.2%.

These assumptions are inherently uncertain and, as a result, the simulation analyses cannot precisely estimate the impact that higher or lower rate environments will have on net income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes, changes in cash flow patterns and market conditions, as well as changes in management’s strategies. Based upon review of the work performed by Webster Bank, Management believes that the Company’s interest-rate risk position at September 30, 2010 represents a reasonable level of risk.

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

As of September 30, 2010, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Principal Executive Officer and its Principal Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934). Based on this evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2010 for recording, processing, summarizing and reporting the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms. There was no change in the Company’s internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

There are no material pending legal proceedings, other than ordinary routine litigation incident to its business, to which the Company is a party or of which any of its property is the subject.

Item 1A.	RISK FACTORS

During the third quarter of 2010, there were no material changes to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

Date: November 8, 2010

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