Form 10-K
period 2010-12-31
WEBSTER PREFERRED CAPITAL CORP
filed 2011-03-01
CIK 1047865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended December 31, 2010

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to              .

Commission File Number:     0-23513

WEBSTER PREFERRED CAPITAL CORPORATION

(Exact name of registrant as specified in its charter)

Connecticut	06-1478208
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification Number)

145 Bank Street, Waterbury, Connecticut	06702
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:    (203) 578-2202

Securities registered pursuant to Section 12(b) of the Act:    Not Applicable

Securities registered pursuant to Section 12(g) of the Act:

Title of Class	Exchange where listed
Preferred Stock, $1 par value	NASDAQ

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12B-2 of the Exchange Act.

  Large accelerated filer  ☐            Accelerated  filer  ☐            Non-accelerated filer  ☒             Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule12B-2)    Yes ☐    No ☒.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2010. N/A

The number of shares outstanding of each of the registrant’s classes of common stock, as of February 23, 2011 is: 100 shares.

WEBSTER PREFERRED CAPITAL CORPORATION

2010 ANNUAL REPORT ON FORM 10-K

PART I

Item 1.  Business

General

Webster Preferred Capital Corporation (the “Company” or “WPCC”) is a Connecticut corporation incorporated in March 1997. All of the Company’s common stock is owned by Webster Bank, National Association (“Webster Bank”).

There are 1,000,000 shares of Series B 8.625% cumulative redeemable preferred stock outstanding, issued at $10 per share. The Series B preferred stock is redeemable solely at the option of the Company, which has no current plans to redeem the preferred stock. The redemption price is $10 per share. Webster Bank has indicated to the Company that, for as long as preferred shares are outstanding, Webster Bank intends to maintain direct ownership of 100% of the outstanding common stock of the Company. Pursuant to the Company’s Certificate of Incorporation, the Company cannot redeem, or make any other payments or distributions with respect to shares of its common stock to the extent such redemptions, payments or distributions that would cause the Company’s total shareholders’ equity (as determined in accordance with U.S. generally accepted accounting principles, or “GAAP”) to be less than 250% of the aggregate liquidation value of the issued and outstanding preferred shares. The preferred shares are not exchangeable into capital stock or other securities of the Company, Webster Bank or Webster Financial Corporation (“Webster”), the parent company of Webster Bank, and do not constitute regulatory capital of either Webster Bank or Webster. The Company has no subsidiaries.

The Company’s principal business is acquiring, holding, financing and managing assets secured by real estate mortgages and other obligations secured by real property, as well as certain other qualifying real estate investment trust (“REIT”) assets (collectively referred to herein as the “Mortgage Assets”). The Mortgage Assets presently held by the Company are loans secured by single family (one-to-four unit) residential real estate properties that were acquired from Webster Bank. The Company expects that all, or substantially all, of its Mortgage Assets will continue to be residential mortgage loans acquired from Webster Bank. The Company has elected to be treated as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”). The Company will generally not be subject to federal or Connecticut state income taxes for as long as it maintains its qualification as a REIT. Accordingly, no provision for income taxes is included in the accompanying financial statements.

Mortgage Assets

The Company’s Mortgage Assets are recorded at their acquisition cost which represents the aggregate outstanding gross principal balance, net of premiums and discounts and deferred loan costs and fees which are recognized as a yield adjustment using the interest method. As of December 31, 2010 and 2009, the Company’s Mortgages Assets before allowance for loan losses were $125.9 million and $153.1 million, respectively. The total Mortgage Assets includes net premiums and deferred costs of $0.6 million and $0.7 million as of December 31, 2010 and 2009, respectively.

The following discussion describes obligations secured by real property and other qualifying REIT assets that are eligible investments for the Company:

Single Family Mortgage Loans.    Webster Bank originates and may acquire from time to time both conforming and non-conforming single family mortgage loans. Conventional conforming single family mortgage loans comply with the requirements for inclusion in a loan guarantee program sponsored by either Government National Mortgage Association (“GNMA”), Freddie Mac or Fannie Mae. Non-conforming single family mortgage loans generally have original principal balances which exceed the limits for these programs. Any non-conforming single family mortgage loans held by the Company are expected to meet the requirements for sale to national private mortgage conduit programs or other investors in the secondary mortgage market. The Company believes that all of its single family mortgage loans meet those requirements. As of December 31, 2010 and 2009, all of the Company’s Mortgage Assets were single family mortgage loans.

The single family mortgage loans of the Company represent assets acquired in a legal sale between Webster Bank (“the Seller”) and the Company (“the Buyer”) of non-recourse receivables that are fully collateralized by the underlying loans. The underlying loans are whole loans secured by first mortgages or deeds of trust on single family residential real estate properties located primarily in Connecticut. These assets are classified as residential mortgage loans in the Company’s financial statements because the returns on and the recoverability of these non-recourse receivables are entirely dependent on the performance of the underlying residential loans.

While the loan acquisitions represent legal sales by Webster Bank, Webster Bank may not record the transactions as sales under GAAP because of its 100% direct ownership interest in the Company. There were no loans transferred to the Company from Webster Bank for the years ended December 31, 2010, 2009 and 2008. There were no loans transferred to Webster Bank from the Company for the years ended December 31, 2010 and 2009. For the year ended December 31, 2008, $46.4 million in loans were transferred from the Company to Webster Bank.

Multifamily Mortgage Loans.    Multifamily mortgage loans are residential property composed of five or more dwelling units and in which no more than 20 percent of the net rentable area is rented to, or to be rented to non-residential tenants. The buildings used as collateral for Webster Bank’s multifamily loans generally are operating properties with proven occupancy, rental rates and expense levels. Typically, the borrowers are property owners who are experienced at managing these properties. At December 31, 2010 and 2009, the Company did not hold any multifamily mortgage loans.

Mortgage-backed securities.    The Company may, from time to time, acquire fixed-rate or adjustable-rate mortgage-backed securities representing interests in pools of residential mortgage loans. A portion of any of the mortgage-backed securities that the Company purchases may have been originated by Webster Bank by exchanging pools of residential mortgage loans for the mortgage-backed securities. Typically, the residential mortgage loans underlying the mortgage-backed securities are secured by single family residential properties located throughout the United States. At December 31, 2010 and 2009 the Company did not hold any mortgage-backed securities. The Company intends to acquire only investment-grade mortgage-backed securities issued or guaranteed by Fannie Mae, Freddie Mac or GNMA. The Company does not intend to acquire any interest-only, principal-only or high-risk mortgage-backed securities. Further, the Company does not intend to acquire any residual interests in real estate mortgage conduits or any interests, other than as a creditor, in any taxable mortgage pools.

Although the Company presently intends to invest only in residential mortgage loans and mortgage-backed securities, the Company may invest up to 5% of the total value of its portfolio in assets, other than residential mortgage loans and mortgage-backed securities, eligible to be held by REITs, such as commercial mortgage loans, and certain other securities.

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

Asset Acquisition Policies.    The Company purchases Mortgage Assets comprised primarily of single family residential mortgage loans, although the Company may purchase multifamily residential mortgage loans, commercial real estate mortgages and other types of Mortgage Assets. Although not required to do so, the Company acquires all or substantially all of these Mortgage Assets from Webster Bank. As a wholly-owned subsidiary of Webster Bank, the Company acquires loans from Webster Bank at prices equal to Webster Bank’s carrying value. The Company acquires only performing loans from Webster Bank. However, neither the Company nor Webster Bank currently has specific policies with respect to the Company’s acquisition from Webster Bank of particular loans or pools of loans, other than the Company’s requirement that these assets must be eligible to be held by a REIT. The Company may periodically acquire Mortgage Assets from unrelated third parties. To date, the Company has not entered into any agreements, arrangements or adopted any procedures to purchase Mortgage Assets from unrelated third parties. However, Webster Bank has purchased Mortgage Assets from unrelated third parties, and these assets are eligible to be purchased by the Company. The Company anticipates purchasing Mortgage Assets from unrelated third parties only if Webster Bank does not have amounts or types of Mortgage Assets sufficient to meet the Company’s requirements.

In addition, the Company is permitted under the REIT guidelines to invest up to 25% of the total value of its assets in assets eligible to be held by REITs other than those described above. These assets could include shares or interests in other REITs and partnership interests. Since inception, the Company has not acquired any such shares or interests. Qualifying assets could also include cash, cash equivalents and securities. However, the Company currently does not intend to invest in any such assets. In order to preserve the Company’s status as a REIT under the Code, at least 75% of the Company’s total assets must consist of mortgage loans and other qualified assets of the type set forth in Section 856(c)(5)(B) of the Code.

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

Taxation

The Company has elected to be treated as a REIT under Sections 856 through 860 of the Code and believes that its organization and operations meet the requirements for qualification as a REIT. The Company will generally not be subject to federal or Connecticut state income taxes for as long as it maintains its qualification as a REIT.

To maintain its REIT status, the Company must meet a number of organizational and operational requirements, including a requirement that it currently distribute to its shareholders at least 90% of its “REIT taxable income” (not including capital gains and certain items of non-cash income). If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal and Connecticut state income tax at regular corporate rates. Notwithstanding qualification for taxation as a REIT, the Company may be subject to federal, state and/or local tax, on undistributed REIT taxable income and net income from prohibited transactions.

Employees

The Company has five officers and no other employees. The officers are described further in Item 10 of this report, “Directors, Executive Officers and Corporate Governance.” The Company anticipates that it will not require any additional employees because it has retained Webster Bank to administer the day-to-day activities of the Company pursuant to advisory and servicing agreements.

Servicing

The mortgage loans owned by the Company are serviced by Webster Bank pursuant to the terms of an Amended and Restated Service Agreement (the “Service Agreement”). Webster Bank, in its role as servicer, receives fees at an annual rate of (i) 9.58 basis points for fixed-rate loan servicing and collection, (ii) 9.58 basis points for adjustable-rate loan servicing and collection, and (iii) 5 basis points for all other services to be provided, as needed, in each case based on the daily outstanding balances of all the Company’s loans for which Webster Bank is responsible. The services provided to the Company by Webster Bank are at the level of a sub-servicing agreement. As such, the Company estimates that the fees paid to Webster Bank for servicing approximates fees that would be paid if the Company operated as an unaffiliated entity. Servicing fees paid for the years ended December 31, 2010, 2009 and 2008 were $0.1 million, $0.1 million and $0.2 million, respectively. Servicing fees are netted against interest income in the Statements of Income, as they are considered a reduction in yield to the Company.

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

Advisory Services

Advisory services are being provided pursuant to an Advisory Service Agreement (the “Advisory Agreement”) with Webster Bank to provide the Company with the following types of services: administer the day-to-day operations, monitor the credit quality of the mortgage assets, advise with respect to the acquisition, management, financing, and disposition of mortgage related assets and provide the necessary executive administration, human resources, accounting and control, technical support, record keeping, copying, telephone, mailing and distribution, investment and funds management services. Advisory service fees paid for each of the years ended December 31, 2010, 2009 and 2008 were $0.2 million. The Company estimates that the fees paid to Webster Bank for advisory services approximate fees that would be paid for such services if the Company were an unaffiliated entity.

Operating expenses outside the scope of the Advisory Agreement are paid directly by the Company. Such expenses include, but are not limited to, fees for third party consultants, attorneys and external auditors.

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

Item 1A. Risk Factors

The material risks and uncertainties that management believes affect the Company are described below. If any of the events or circumstances described in the following risks actually occur, our business, financial condition or results of operations could suffer. You should consider all of the following risks together with all of the other information in this Annual Report on Form 10-K

The Company is controlled by, and is reliant upon, Webster Bank, and any adverse effect upon Webster Bank could effect the Company’s operations

The Company, organized as a wholly owned subsidiary of Webster Bank, continues to be controlled by and through advisory and servicing agreements with Webster Bank. The Company’s Board of Directors consists entirely of Webster Bank employees and through advisory and servicing agreements, Webster Bank and its affiliates are involved in every aspect of the Company’s existence. Webster Bank administers the day-to-day activities of the Company in its role as Advisor under an Advisory Agreement, and acts as Servicer of the Company’s mortgage loans under an Amended and Restated Service Agreement. In addition, all of the officers of the Company are also officers of Webster Bank. As the holder of all of the outstanding voting stock of the Company, Webster Bank has the right to elect all of the directors of the Company.

The Company is dependent upon Webster Bank as its Advisor and Servicer, and if Webster Bank were to assign these duties to a third-party, there can be no guarantee that the third-party would be able to perform to a level suitable to the Company

The Company is dependent on the diligence and skill of the officers and employees of Webster Bank as its Advisor for the selection, structuring and monitoring of the Company’s mortgage assets. In addition, the Company is dependent upon the expertise of Webster Bank as its Servicer for the servicing of the mortgage loans. The personnel deemed most essential to the Company’s operations are Webster Bank’s loan servicing and administration personnel, and the staff of its finance department. The loan servicing and administration personnel will advise the Company in the selection of mortgage assets, and provide loan servicing oversight. The finance department will assist in the administrative operations of the Company. The Advisor may subcontract all or a portion of its obligations under the Advisory Agreement to one or more affiliates, and under certain conditions to non-affiliates, involved in the business of managing mortgage assets. The Advisor may assign its rights or obligations under the Advisory Agreement, and the Servicer may assign its rights and obligations under the Amended and Restated Service Agreement, to any affiliate of the Company involved in the business of managing real estate mortgage assets. Under the Advisory Agreement, the Advisor may subcontract out its obligations to unrelated third parties with the approval of the Board of Directors of the Company. In the event the Advisor or the Servicer subcontracts or assigns its rights or obligations in such a manner, the Company will be dependent upon the subcontractor or affiliate to provide services. Although Webster Bank has indicated to the Company that it has no plans in this regard, if Webster Bank were to subcontract all of its loan servicing to an outside third party, it also would do so with respect to mortgage assets under the Amended and Restated Service Agreement. Under such circumstances, there may be additional risks as to the costs of such services and the ability to identify a subcontractor suitable to the Company. The Servicer does not believe it would subcontract these duties unless it could not perform such duties as efficiently and economically itself. See Item 13 “Certain Relationships and Related Transactions, and Director Independence” for additional information.

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

Webster Bank and its affiliates may have interests which are not identical to the Company’s, resulting in conflicts of interest with respect to certain transactions

Webster Bank and its affiliates may, in the future, have interests which are not necessarily identical to those of the Company. Consequently, conflicts of interest may arise with respect to transactions, including without limitation: future acquisitions of mortgage assets from Webster Bank and/or affiliates of Webster Bank; servicing of mortgage loans; future dispositions of mortgage loans to Webster Bank or affiliates of Webster Bank; and the modification of the Advisory Agreement or the Amended and Restated Service Agreement. Under each of the foregoing circumstances, Webster Bank, as sole holder of the common stock, may, or may cause the directors and officers of the Company (each of whom is an employee of Webster Bank) to, take actions adverse to the interests of holders of the Company’s preferred shares. It is the intention of the Company and Webster Bank that any agreements and transactions between the Company, on the one hand, and Webster Bank and/or its affiliates, on the other hand, are fair to all parties and consistent with market terms, including the prices paid and received for mortgage assets on their acquisition or disposition by the Company or in connection with the servicing of mortgage loans. Also, the Advisory Agreement provides that nothing contained in such agreement shall prevent Webster Bank, its affiliates, or an officer, director, employee or shareholder from engaging in any activity, including without limitation, purchasing and managing real estate mortgage assets, rendering services and investment advice with respect to real estate investment opportunities to any other person (including other REITs) and managing other investments (including the investments of Webster Bank and its affiliates). Although it is the intent of the Company and Webster Bank that the dealings between the two be fair, there can be no assurance that agreements or transactions will be on terms as favorable to the Company as those that could have been obtained from unaffiliated third parties.

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

Item 4.  [Removed and Reserved]

PART II

Item 5.  Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities

Common Stock

All of the Company’s common stock is owned by Webster Bank, and consequently there is no established public trading market for such securities. As of February 23, 2011, there were 100 issued and outstanding shares of common stock.

For the years ended December 31, 2010, 2009 and 2008, dividends of $4.5 million, $7.7 million and $13.7 million, respectively, were declared and paid to the common shareholder. In addition, for the years ended December 31, 2010, 2009 and 2008, dividends representing return of capital totaling $27.0 million, $39.0 million and $130.0 million, respectively, were paid to the common shareholder. The Company periodically makes dividend payments on its common stock in accordance with Company by-laws. Common stock dividends are paid to comply with REIT qualification rules. REIT qualification rules require that at least 90% of net taxable income for the year be distributed to shareholders. Continued prepayments in 2009 and 2010 resulted in increased cash levels for the Company. In 2009 and 2010, WPCC declared return of capital dividends in order to return a portion of the available cash to its common shareholder.

Preferred Stock

The Company’s Series B 8.625% Cumulative Redeemable Preferred Stock (the “Series B Preferred Stock”) is traded on the NASDAQ Global Market under the symbol “WBSTP.”

The Series B Preferred Stock is currently redeemable at the option of the Company, at a redemption price of $10 per share, plus any accrued and unpaid dividends. At this time, management has no plans to redeem the Series B Preferred Stock. For each of the years ended December 31, 2010, 2009 and 2008, dividends paid on the Series B Preferred Stock totaled $0.9 million.

The following table provides information concerning the closing market price of the Series B Preferred Stock. At December 31, 2010, the closing market price was $10.53:

	Years Ended December 31,
	2010	2009	2008
Average	$10.36	$8.61	$9.65
High	11.15	10.50	10.95
Low	9.81	5.00	7.50

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

Item 6.  Selected Financial Data

Balance Sheet Data

	At December 31,
(In thousands)	2010	2009	2008	2007	2006
Total assets	$131,558	$157,868	$197,185	$327,902	$511,990
Residential mortgage loans	125,864	153,102	189,879	274,634	374,223
Allowance for loan losses	(1,714)	(2,183)	(2,183)	(1,772)	(2,022)
Residential mortgage loans, net	124,150	150,919	187,696	272,862	372,201
Interest-bearing deposits	-	-	-	51,000	80,000
Total shareholder’s equity	130,587	157,586	196,971	327,683	511,774

Income Statement Data
	For the Year Ended December 31,
(In thousands)	2010	2009	2008	2007	2006
Interest income	$6,487	$8,775	$14,617	$19,424	$27,669
Provision (credit) for loan losses	-	267	420	(250)	-
Loss on sale of securities	-	-	-	-	(117)
Loss on write-down of securities available for sale to fair value	-	-	-	-	(526)
Non-interest expense	410	338	372	323	329
Net income	6,077	8,170	13,825	19,351	26,697
Preferred stock dividends	863	863	863	863	863
Net income available to common shareholder	$5,214	$7,307	$12,962	$18,488	$25,834

Asset Quality Data
	At December 31,
	2010	2009	2008	2007	2006
Non-performing loans	$5,601	$5,533	$823	$849	$211
Non-performing loans as a percent of total assets	4.26%	3.50%	0.42%	0.26%	0.04%
Non-performing loans as a percent of total loans	4.47	3.63	0.43	0.31	0.06
Allowance for loan losses as a percent of total loans	1.36	1.43	1.15	0.65	0.54
Allowance for loan losses as a percent of non-performing loans	30.60	39.45	265.25	208.72	958.29

Per Share Data
	For the Year Ended December 31,
	2010	2009	2008	2007	2006
Basic net income per common share	$52,148	$73,079	$129,624	$184,883	$258,339
Dividends paid per common share	44,660	76,930	136,740	175,790	261,310

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company is a subsidiary of Webster Bank and has elected to be treated as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”). The Company will generally not be subject to federal or Connecticut state income taxes for as long as it maintains its qualification as a REIT, requiring among other organizational and operational issues, that it currently distributes to its shareholders at least 90% of its “REIT taxable income” (not including capital gains and certain items of noncash income). The following discussion of the Company’s financial condition and results of operations should be read in conjunction with the Company’s Financial Statements and Notes thereto, and other financial data included elsewhere in this report.

Forward Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). Forward-looking statements can be identified by words such as “believes”, “anticipates”, “expects”, “intends”, “targeted”, “continue”, “remain”, “will”, “should”, “may”, “plans”, “estimates” and similar references to future periods, however such words are not the exclusive means of identifying such statements. Examples of forward-looking statements include, but are not limited to: (i) projections of revenues, expenses, income or loss, earnings or loss per share, and other financial items; (ii) statements of plans, objectives and expectations of the Company or its management or Board of Directors; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements. Forward-looking statements are based on the Company’s current expectations and assumptions regarding its business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. The Company’s actual results may differ materially from those contemplated by the forward-looking statements, which are neither statements of historical fact nor guarantees or assurances of future performance. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to: (1) local, regional, national and international economic conditions and the impact they may have on us and our customers and our assessment of that impact; (2) volatility and disruption in national and international financial markets; (3) government intervention in the U.S. financial system; (4) changes in the level of non-performing assets and charge-offs; (5) changes in estimates of future reserve requirements based upon the periodic review thereof under relevant regulatory and accounting requirements; (6) inflation, interest rate, securities market and monetary fluctuations; (7) changes in consumer spending, borrowings and savings habits; (8) changes in the competitive environment among banks, financial holding companies and other financial service providers; (9) the effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) with which the Company must comply, including those under the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act and the Basel III update to the Basel Accords that is under development; (10) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board and other accounting standard setters; (11) the costs and effects of legal and regulatory developments including the resolution of legal proceedings or regulatory or other governmental inquiries and the results of regulatory examinations or reviews; and (12) the Company’s success at managing the risks involved in the foregoing items. Any forward-looking statement made by the Company in this Annual Report on Form 10-K speaks only as of the date on which it is made. Factors or events that could cause the Company’s actual results to differ may emerge from time to time, and it is not possible for the Company to predict all of them. The Company undertakes no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

Summary

The Company’s net income for 2010 was $6.1 million, a decrease of $2.1 million compared to $8.2 million in 2009. Total interest income decreased $2.3 million in 2010, with approximately sixty-five percent of the decrease due to lower average loan balances and approximately thirty-five percent is due to interest rates on variable loans. Average interest earning assets declined $30.9 million from $171.7 million at December 31, 2009 to $140.8 million at December 31, 2010 and the yield on interest earning assets decreased by 50 basis points to 4.61% in 2010 as compared to 5.11% in 2009 due to adjustable interest rate loans that reset downward in line with a lower interest rate environment during 2010.

Results of Operations

Net income for the year ended December 31, 2010 was $6.1 million, a decrease of $2.1 million when compared to net income of $8.2 million for the year ended December 31, 2009. The decrease of $2.1 million in net income for 2010 when compared to 2009 is primarily due to the reduction of $30.9 million in average interest earning assets and lower average yields. The $30.9 million reduction in average interest earning assets is primarily due to principal pay-downs on outstanding residential real estate loans from lower yields.

Net income for the year ended December 31, 2009 was $8.2 million, a decrease of $5.6 million when compared to net income of $13.8 million for the year ended December 31, 2008. The decrease of $5.6 million in net income for 2009 when compared to 2008 is primarily due to the reduction of $97.6 million in average interest earning assets and lower average yields. The $97.6 million reduction in average interest earning assets is primarily due to principal pay-downs on outstanding residential real estate loans from lower yields.

Interest Income

Total interest income, net of servicing fees, decreased in 2010 compared with 2009 and 2008 due to lower average loan balances and lower average loan yields. The following table presents the average balances and yields on the Company’s interest-earning assets for the periods indicated:

	Years Ended December 31,
	2010			2009			2008
(Dollars in thousands)	Average Balance	Interest Income	Average Yield	Average Balance	Interest Income	Average Yield	Average Balance	Interest Income	Average Yield
Mortgage loans net of deferred costs	$140,779	$6,487	4.61%	$171,651	$8,775	5.11%	$251,866	$14,127	5.61%
Interest-bearing deposits	-	-	-	-	-	-	17,352	490	2.82

Total	$140,779	$6,487	4.61%	$171,651	$8,775	5.11%	$269,218	$14,617	5.43%

Interest income on loans decreased $2.3 million for the year ended December 31, 2010 to $6.5 million when compared with $8.8 million for the year ended December 31, 2009 due to lower average mortgage loan balances and a decline in the average yield of 50 basis points. At December 31, 2010 approximately 40.2% of the Company’s portfolio was comprised of adjustable rate loans as compared to 41.5% at December 31, 2009. The Company’s total non-accruing loans were $5.6 million at December 31, 2010 in comparison with $5.7 million at December 31, 2009. Fixed-rate non-accruing loans decreased $1.2 million while adjustable-rate non-accruing loans increased $1.1 million.

Interest income on loans decreased $5.3 million for the year ended December 31, 2009 to $8.8 million when compared with $14.1 million for the year ended December 31, 2008 due to lower average mortgage loan balances and a decline in the average yield of 50 basis points. The decrease in the average yield reflects the effects that the 400 basis point reductions made by the Federal Reserve during 2008 had in 2009 on the adjustable rate residential loans. At December 31, 2009 approximately 41.5% of the Company’s portfolio was comprised of adjustable rate loans as compared to 41.9% at December 31, 2008. The decline in yields was also impacted by the reduction in interest earned due to an increase in non-accruing loans. The Company’s total non-accruing loans increased to $5.5 million at December 31, 2009 in comparison with $0.8 million at December 31, 2008.

Included in interest income from loans is a reduction for loan servicing fees that Webster Bank retains. Servicing fees are based upon an annual rate of (i) 9.58 basis points for fixed-rate loan servicing and collection, (ii) 9.58 basis points for adjustable-rate loan servicing and collection, and (iii) 5 basis points for all other services to be provided, as needed, in each case based on the daily outstanding balances of all the Company’s loans for which Webster Bank is responsible. Loan servicing fees were $0.1 million, $0.1 million and $0.2 million for the years ended December 31, 2010, 2009 and 2008, respectively. The level of loan servicing fees for 2010, 2009 and 2008 was consistent with decreasing average loan balances outstanding.

All interest bearing deposits held by the Company were eliminated during 2008. As a result, there was no interest income on interest bearing deposits for the years ended December 31, 2010 and 2009 as compared with $0.5 million for the year ended December 31, 2008.

Interest income is affected by changes in both volume and interest rates. Volume changes are caused by increases or decreases during the year in the level of average interest-earning assets. Interest rate changes result from increases or decreases in the yields earned on assets. If significant, the change in interest income due to both volume and rate has been prorated between the volume and the rate variances based on the dollar amount of each variance.

The following table presents for each of the last two years, a summary of the changes in interest income resulting from changes in the volume of average asset balances and changes in the average yields compared with the preceding year:

	Years ended December 31, 2010 v. 2009			Years ended December 31, 2009 v. 2008
	Increase /(decrease) due to			Increase / (decrease) due to
(In thousands)	Rate	Volume	Total	Rate	Volume	Total
Interest on interest-earning assets:
Loans, net	$(810)	$(1,478)	$(2,288)	$(1,165)	$(4,187)	$(5,352)
Interest-bearing deposits	-	-	-	-	(490)	(490)

Net change in total interest income	$(810)	$(1,478)	$(2,288)	$(1,165)	$(4,677)	$(5,842)

Non-Interest Expense

The Company incurs advisory fee expenses payable to Webster Bank pursuant to the Advisory Agreement with Webster Bank for services that Webster Bank renders on the Company’s behalf. Advisory fees for each of the years ended December 31, 2010, 2009, and 2008 were $0.2 million. For 2011, advisory fees are not expected to vary significantly from 2010 levels.

General and administrative expenses consisted primarily of audit fees, exchange listing fees and other shareholder costs. Total general and administrative expenses were $0.2 million, $0.1 million and $0.2 million for the years ended December 31, 2010, 2009 and 2008, respectively. Audit fees were approximately $41.0 thousand, $30.0 thousand and $33.6 thousand for the years ended December 31, 2010, 2009 and 2008, respectively.

Financial Condition

The Company had total assets of $131.6 million and $157.9 million at December 31, 2010 and 2009, respectively. The decrease in total assets of $26.3 million is primarily due to a $26.7 million decrease in the balance of outstanding residential mortgage loans to $124.2 million at December 31, 2010 primarily as compared to $150.9 million at December 31, 2009. The decrease in residential mortgage loans outstanding is due to $26.0 million in repayments and a reclass of $0.6 million to other real estate owned (“OREO”).

Shareholder’s equity decreased $27.0 million to $130.6 million at December 31, 2010 from $157.6 million at December 31, 2009, due to the $27.0 million return of capital distribution to Webster Bank, and the $6.1 million in common and preferred dividends offset by $6.1 million of net income for the year ended December 31, 2010.

Cash

At December 31, 2010 and 2009, all cash balances of the Company were held in deposit accounts at Webster Bank.

Loans

A summary of the Company’s residential mortgage loans by original maturity at December 31, for the last five years follows:

(In thousands)	2010	2009	2008	2007	2006
Fixed-rate loans:
15 yr. loans	$4,117	$5,774	$7,591	$26,465	$29,401
20 yr. loans	2,419	3,864	5,991	6,610	6,652
25 yr. loans	1,921	2,272	3,029	3,140	2,857
30 yr. loans	66,523	77,289	93,329	136,124	198,172

Total fixed-rate loans	74,980	89,199	109,940	172,339	237,082

Adjustable-rate loans:
15 yr. loans	184	854	438	547	877
20 yr. loans	109	117	557	594	559
25 yr. loans	338	390	444	487	1,012
30 yr. loans	49,693	61,849	77,704	99,700	133,265

Total adjustable-rate loans	50,324	63,210	79,143	101,328	135,713

Premiums and deferred costs on loans, net	560	693	796	967	1,428

Residential mortgage loans	125,864	153,102	189,879	274,634	374,223
Less: allowance for loan losses	(1,714)	(2,183)	(2,183)	(1,772)	(2,022)

Residential mortgage loans, net	$124,150	$150,919	$187,696	$272,862	$372,201

Contractual maturities of the Company’s residential mortgage loans by category at December 31, 2010:

	Contractual Maturity of
(In thousands)	One Year or Less	More than One to Five Years	More than Five Years	Total
Fixed-rate loans:
15 yr. loans	$-	$657	$3,460	$4,117
20 yr. loans	-	-	2,419	2,419
25 yr. loans	-	-	1,921	1,921
30 yr. loans	-	35	66,488	66,523

Total fixed-rate loans	-	692	74,288	74,980

Adjustable-rate loans:
15 yr. loans	-	31	153	184
20 yr. loans	60	-	49	109
25 yr. loans	-	41	297	338
30 yr. loans	-	78	49,615	49,693

Total adjustable-rate loans	60	150	50,114	50,324

Total residential mortgage loans (*)	$60	$842	$124,402	$125,304

(*)	The contractual maturities are expected gross receipts from borrowers. The balances of the contractual maturities reflected in the table presented above do not include $0.5 million in net unamortized premiums and $0.1 million in net deferred costs.

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

Asset Quality

All loans held by the Company were originated by Webster Bank in the ordinary course of its real estate lending activities. As such, the Company’s asset quality is dependent upon Webster Bank’s ability to maintain adequate underwriting standards and to manage non-performing assets. No loans were acquired by the Company from Webster Bank for the years ended December 31, 2010 and 2009. At December 31, 2010 and 2009, the loan portfolio was comprised solely of residential real estate loans.

Non-performing assets, including impaired and modified loans, delinquent loans and loan losses are considered to be key measures of asset quality. Asset quality is one of the key factors in the determination of the level of the allowance for loan losses. See “Allowance for Loan Losses” contained elsewhere within this section for further information on the allowance.

Non-performing Assets

The following table summarizes the Company’s non-performing assets and related asset quality information for the last five years:

	At December 31,
(Dollars in thousands)	2010	2009	2008	2007	2006
Loans accounted for on a non-accrual basis, net:
Residential fixed-rate loans	$2,902	$3,919	$448	$379	$-
Residential adjustable-rate loans	2,699	1,614	375	470	211

Total non-performing loans	5,601	5,533	823	849	211
Other real estate owned	241	-	-	-	-

Total non-performing assets	$5,842	$5,533	$823	$849	$211
Allowance for loan losses	1,714	2,183	2,183	1,772	2,022
Allowance for loan losses as a percent of non-performing loans	30.60%	39.45%	265.25%	208.72%	958.29%
Allowance for loan losses as a percent of total loans	1.36	1.43	1.15	0.65	0.54

It is the Company’s policy that all loans 90 or more days past due are placed in non-accruing status. When residential loans are placed on non-accrual status the accrual of interest is discontinued and unpaid accrued interest is reversed and charged against interest income. At December 31, 2010, non-performing loans were $5.6 million, representing 4.5% of gross loans as compared to $5.5 million at December 31, 2009, representing 3.6% of gross loans. Interest on non-accrual loans that would have been recorded as additional interest income for the years ended December 31, 2010, 2009 and 2008 had the loans been current in accordance with their original terms approximated $120.8 thousand, $160.7 thousand and $19.0 thousand, respectively. The level of loans placed in non-accruing status at December 31, 2010 and 2009 is directly related to the economic environment and its impact on consumers in the communities in which the Company holds assets.

Delinquent Loans

The following table sets forth information on the Company’s delinquent loans, past due 30-89 days and still accruing for the last five years:

	At December 31,
	2010		2009		2008		2007		2006
(In thousands)	Principal Balance	% of Loans	Principal Balance	% of Loans	Principal Balance	% of Loans	Principal Balance	% of Loans	Principal Balance	% of Loans
Past due 30-89 days:
Residential fixed-rate loans	$530	0.42%	$1,942	1.27%	$2,923	1.54%	$462	0.17%	$204	0.05%
Residential adjustable-rate loans	389	0.31	660	0.43	1,862	0.98	491	0.18	250	0.07

Total past due 30-89 days and still accruing	$919	0.73%	$2,602	1.70%	$4,785	2.52%	$953	0.35%	$454	0.12%

Loans past due for 30-89 days and still accruing decreased by $1.7 million to $0.9 million at December 31, 2010 compared to $2.6 million at December 31, 2009.

Impaired Loans

The Company, through its servicing agreement with Webster Bank, individually reviews loans not expected to be collected in accordance with the original terms of the contractual agreement for impairment. A loan is deemed impaired when the contractual amounts of principal and interest are not expected to be collected in accordance with the contractual provisions. The amount of impairment is calculated using the fair value of expected cash flows or collateral, in accordance with the most likely means of recovery. A specific valuation allowance is established equal to the calculated amount of impairment. At December 31, 2010, impaired loans totaled $6.0 million, including loans of $5.7 million with specific reserves of $0.6 million, as compared with impaired loans totaling $3.5 million, including loans of $1.6 million with specific reserves of $0.3 million, at December 31, 2009. Of the $6.0 million in impaired loans at December 31, 2010, $5.7 million were measured using the present value of expected cash flows and $0.3 million were measured using the fair value of associated collateral. Of the $3.5 million in impaired loans at December 31, 2009, $2.8 million were measured using the present value of expected cash flows and $0.7 million were measured using the fair value of associated collateral. The increase in impaired loans is the result of an increase in troubled debt restructurings (“TDRs”). The majority of TDRs remain in the impaired population for the remaining life of the loan.

Any impaired loan for which no specific valuation allowance was necessary at December 31, 2010 is the result of either sufficient cash flow or sufficient collateral coverage, or previous charge off amounts that reduced the book value of the loan to an amount equal to or below the fair value of the collateral.

To the extent that the recovery of a loan balance is collateral dependent, the Company obtains an independent appraisal. The appraised value is reduced for selling costs and additional discounts for historical experience with foreclosed real estate and repossessed asset sales, if necessary, to determine the estimated fair value of the collateral. The fair value is then compared to the loan balance. Any shortfall in fair value is charged against the allowance for loan losses in the month the related appraisal is received. Since the fair value of the collateral considers selling costs and adjustments for historical experience with foreclosed real estate and repossessed asset sales, charge offs may be incurred that reduce a loan balance below appraised value. Accordingly, amounts are charged off to bring the loan balance to fair value. No partial or excess charge offs occur. The loan remains on non-performing status subsequent to recording a charge off. Non-performing loans, which have not been modified, may qualify to return to performing status if unpaid interest is less than 90 days past due and there is no potential for future loss of the outstanding principal. Generally, if the loan has been modified, payment must be received under the new terms for a period of no less than six months before returning to performing status.

Updated appraisals are obtained for a collateral dependent loan upon a borrower credit event (i.e. renewal or modification) or as part of the foreclosure proceedings. New appraisals may not be ordered if the most recent appraisal was obtained in the past twelve months or the loan amount is under $250.0 thousand or other Financial Institutions Reform Recovery and Enforcement Act (“FIRREA”) acceptable real estate evaluations are permitted. The twelve month timeframe reflects the Company’s desire to obtain an appraisal as close to the foreclosure date, as possible, to ensure compliance with the court’s guidelines, which generally require appraisals not more than 30-90 days old. Appraisals, which are performed by independent, licensed appraisers, are requested by the Appraisal Department. A licensed in-house appraisal officer or qualified reviewer reviews the appraisals when there is significant decline in property value, for all foreclosed properties, for loans greater than 180 days past due and for loans over a threshold of $0.4 million. Webster’s appraisal officer reviews the appraisal for compliance with FIRREA and the Uniform Standards of Professional Appraisal Practice.

In the ordinary course of monitoring all loans, information may come to the Company’s attention that indicates the collateral value has declined further from the value established in the most recent appraisal. Such information may include prices on recent comparable property sales or internet based property valuation estimates. In cases where this other information is deemed reliable, and the impact of a further reduction in collateral value would result in a further loss to the Company, an increase to the allowance for loan losses is recorded to reflect the additional estimated collateral shortfall in the period it was identified. A charge-off is recorded when the shortfall is subsequently verified by an appraisal.

The following table summarizes impaired loans as follows:

(In thousands)	At December 31, 2010
	Recorded Investment	Unpaid Principal Balance	Valuation Allowance	Average Investment in Impaired Loan	Interest Income Recognized
Loans without a specific valuation allowance:
Fixed-rate residential loans	$329	$460	$-	$963	$-
Adjustable-rate residential loans	-	-	-	176	-
Loans with a specific valuation allowance:
Fixed-rate residential loans	4,383	4,647	531	2,986	94
Adjustable-rate residential loans	1,333	1,329	33	667	24

Total	$6,045	$6,436	$564	$4,792	$118

(In thousands)	At December 31, 2009
	Recorded Investment	Unpaid Principal Balance	Valuation Allowance	Average Investment in Impaired Loan	Interest Income Recognized
Loans without a specific valuation allowance:
Fixed-rate residential loans	$1,597	$1,786	$-	$799	$1
Adjustable-rate residential loans	352	349	-	176	-
Loans with a specific valuation allowance:
Fixed-rate residential loans	1,589	1,606	303	795	12
Adjustable-rate residential loans	-	-	-	-	-

Total	$3,538	$3,741	$303	$1,770	$13

Troubled Debt Restructurings

A modified loan is considered a TDR when two conditions are met: 1) the borrower is experiencing documented financial difficulty and 2) concessions are made by the Company that would not otherwise be considered for a borrower with similar credit. The most common types of modifications include below market rate reductions and maturity extensions. The Company does not employ modification programs, temporary, or trial periods. Instead, modified terms are dependent upon the financial position and needs of the individual borrower. All modifications are permanent. The modified loan does not revert back to its original terms, even if the modified loan agreement is violated. If the modification agreement is violated, the loan is handled by Webster’s Restructuring and Recovery group for resolution, which may result in foreclosure.

The Company’s policy is to place all TDRs on non-accrual status for a minimum period of six months. All TDRs are initially reported as impaired. The impaired classification may be removed if the borrower demonstrates compliance with the modified terms and the restructuring agreement specifies an interest rate equal to that which would be provided to a borrower with similar credit at the time of restructuring. The majority of TDRs retain that classification for the remaining life of the loan.

At December 31, 2010 and 2009, the allowance for loan losses included specific reserves related to TDRs of $0.6 million and $0.3 million, respectively. For the years ended December 31, 2010 and 2009, the Company charged off $165.2 thousand and $26.6 thousand for the portion of TDRs deemed to be uncollectible. At December 31, 2010 and 2009, there were no commitments to lend any additional funds to debtors in TDR status.

The following table summarizes TDR loans for the last five years:

(In thousands)	At December 31,
	2010	2009	2008	2007	2006
Fixed-rate residential loans	$3,832	$2,216	$-	$-	$-
Adjustable-rate residential loans	1,296	349	-	-	-

Total TDR loans	$5,128	$2,565	$-	$-	$-

The increase in TDRs reflect the impact on the Company of Webster’s expansion of mortgage assistance programs to keep borrowers in their homes. With regard to modifications of the loans, borrowers are required to occupy the home collateralizing the loan as their principal residence, to act in good faith and evidence intent to stay current on their loan, and provide evidence of sufficient income to support modified mortgage payments. At December 31, 2010, 48.4% of TDRs were on accrual status. This compares to 35.6% at December 31, 2009. This improved ratio reflects the ongoing success of the Company’s loan modification efforts. See Note 2 – Residential Mortgage Loans, Net in the Notes to Financial Statements for a discussion of the amount of modified loans, modified loan characteristics and management’s evaluation of the success of its modification efforts.

Allowance for Loan Losses

An allowance for loan losses, in the judgment of management, is necessary to provide for estimated loan losses inherent in the loan portfolio. The allowance for loan losses includes allowance allocations calculated in accordance with FASB ASC Topic 310, “Receivables” and allowance allocations calculated in accordance with FASB ASC Topic 450, “Contingencies.” The level of the allowance reflects management’s continuing evaluation of industry concentrations, specific credit risks, loan loss experience, current loan portfolio quality, present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio, as well as trends in the foregoing. Portions of the allowance may be allocated for specific credits; however, the entire allowance is available for any credit that, in management’s judgment, should be charged off. The provision for loan losses reflects loan quality trends, including the levels of and trends related to non-accrual loans, past due loans, potential problem loans, criticized loans and net charge-offs or recoveries, among other factors. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent upon a variety of factors beyond the Company’s control, including the performance of the Company’s loan portfolio, the economy, changes in interest rates and the view of the regulatory authorities toward loan classifications.

Management considers the adequacy of the allowance for loan losses a critical accounting policy. The adequacy of the allowance for loan losses is subject to judgment in its determination. Actual loan losses could differ materially from management’s estimate if actual loss factors and conditions differ significantly from the assumptions utilized. These factors and conditions include the general economic conditions within the Company’s market as well as trends within real estate values, interest rate and the financial condition of individual borrowers. Webster Bank’s Credit Risk Management committee, in its role as advisor to the Company, meets on a quarterly basis to review and conclude on the adequacy of the allowance. The results are presented to and reviewed by management of the Company. While management believes the allowance for loan losses is adequate as of December 31, 2010, actual results may prove different and these differences could be significant.

At December 31, 2010, the allowance for loan losses was $1.7 million, or 1.4% of the total residential mortgage loan portfolio, and 30.6% of total non-performing loans. This compares with an allowance of $2.2 million or 1.4% of the total residential loan portfolio, and 38.0% of total non-performing loans at December 31, 2009. Gross charge-offs for the year ended December 31, 2010 were $0.5 million, an increase of $0.2 million when compared to charge-offs of $0.3 million for the year ended December 31, 2009. The increase in charge-off activity reflects the focus on non-accrual resolution and updated valuations of non-performing loans. The decrease in the allowance for loan losses year over year is in line with the Company’s focus on non-accrual resolution and the decline in total residential mortgage loan portfolio.

Allowance for loan losses activity follows:

	Years Ended December 31,
(In thousands)	2010	2009	2008	2007	2006
Balance at beginning of the year	$2,183	$2,183	$1,772	$2,022	$2,022
Provision (credit) for loan losses	-	267	420	(250)	-
Charge-offs	(469)	(267)	(9)	-	-

Balance at end of the year	$1,714	$2,183	$2,183	$1,772	$2,022

Liquidity and Capital Resources

The primary sources of liquidity for the Company are principal and interest payments from the residential mortgage loans. The primary uses of liquidity are typically purchases of residential mortgage loans and the payment of dividends on the common and preferred stock.

While scheduled loan amortization and interest-bearing deposits are predictable sources of funds, loan prepayments can vary greatly and are influenced by factors such as general interest rates, economic conditions and competition. One of the inherent risks of investing in loans is the ability of such instruments to incur prepayments of principal prior to maturity at prepayment rates different than those estimated at the time of purchase. This generally occurs because of changes in market interest rates.

Dividends on the Series B Preferred Stock are payable at the rate of 8.625% per annum (an amount equal to $0.8625 per annum per share), in all cases if, when and as declared by the Board of Directors of the Company. Dividends on the preferred shares are cumulative and, if declared, payable on January 15, April 15, July 15 and October 15 in each year. The Company periodically makes dividend payments on its common stock in accordance with Company by-laws. Common stock dividends are paid to comply with REIT qualification rules. REIT qualification rules require that at least 90% of net taxable income for the year be distributed to shareholders. Continued prepayments in 2010 and 2009 resulted in increased cash levels for the Company. In 2010 and 2009, WPCC declared return of capital dividends in order to return a portion of the available cash to its common shareholder.

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

The Company’s interest rate sensitive assets are subject to prepayment risk. Prepayment risk is inherently difficult to estimate and is dependent upon a number of economic, financial and behavioral variables. Webster Bank, in its role as advisor to the Company, uses a mortgage prepayment modeling system to estimate prepayments and the corresponding impact on market value and net interest income. The model uses information that includes the instrument type, coupon spread, loan age and other factors in its projections. Webster Bank prepares estimates of the level of prepayments and the effect of such prepayments on the level of future earnings due to reinvestment of funds at rates different than those that currently exist.

Both Webster Bank and the Company are unable to predict future fluctuations in interest rates. The market values of the Company’s financial assets are sensitive to fluctuations in market interest rates. The market values of fixed-rate loans and mortgage-backed securities tend to decline in value as interest rates rise. If interest rates decrease, the market value of loans and mortgage-backed securities generally will tend to increase with the level of prepayments also normally increasing. The interest income earned on the Company’s adjustable-rate, interest-sensitive instruments, which represent primarily adjustable-rate mortgage loans, may change due to changes in quoted interest-rate indices. The adjustable-rate mortgage loans generally re-price based on a stated margin over U.S. Treasury Securities indices of varying maturities, the terms of which are established at the time that the loan is closed. At December 31, 2010, 40.2% of the Company’s residential mortgage loans were adjustable-rate loans, compared to 41.5% at December 31, 2009.

The following table summarizes the estimated fair values of the Company’s interest-sensitive assets at December 31, 2010 and 2009, and the projected change to fair values if interest rates instantaneously increase or decrease by 100 basis points. The Company had no interest-sensitive liabilities at December 31, 2010 and 2009. Loans are presented in the following table gross of the allowance for loan losses and exclude premiums and deferred costs as these components are not interest-sensitive assets:

			Estimated Market Value Impact
(In thousands)	Book Value	Fair Value	-100 BP	+100 BP
At December 31, 2010
Fixed-rate residential loans	$74,980	$76,171	N/A	$(2,418)
Adjustable-rate residential loans	50,324	50,669	N/A	(467)

	$125,304	$126,840		$(2,885)

At December 31, 2009
Fixed-rate residential loans	$89,199	$88,360	N/A	$(4,016)
Adjustable-rate residential loans	63,210	63,129	N/A	(619)

	$152,409	$151,489		$(4,635)

Interest-sensitive assets, when shocked by a plus 100 basis point rate change, results in an unfavorable $2.9 million, or 2.3% change in 2010, compared to an unfavorable $4.6 million, or 3.1%, change in 2009. As the federal funds rate was at 0.25% on December 31, 2010, the -100 basis point scenario has been excluded.

Based on the Company’s asset/liability mix at December 31, 2010, management estimates that a gradual 200 basis point increase in interest rates would increase net income over the next twelve months by 2.6%.

These assumptions are inherently uncertain and, as a result, the simulation analyses cannot precisely estimate the impact that higher or lower rate environments will have on net income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes, changes in cash flow patterns and market conditions, as well as changes in management’s strategies. Based upon review of the work performed by Webster Bank, management believes that the Company’s interest-rate risk position at December 31, 2010 represents a reasonable level of risk.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Webster Preferred Capital Corporation:

We have audited the accompanying balance sheets of Webster Preferred Capital Corporation (a subsidiary of Webster Bank, N.A.) as of December 31, 2010 and 2009, and the related statements of income, shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Webster Preferred Capital Corporation at December 31, 2010 and 2009 and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Boston, Massachusetts

February 25, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Webster Preferred Capital Corporation:

We have audited the statements of income, shareholder’s equity, and cash flows of Webster Preferred Capital Corporation (a subsidiary of Webster Bank, N.A.) (the “Company”) for the year ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Webster Preferred Capital Corporation for the year ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Hartford, Connecticut

March 10, 2009

WEBSTER PREFERRED CAPITAL CORPORATION

BALANCE SHEETS

	December 31,
(In thousands, except share and per share data)	2010	2009
Assets

Cash	$6,734	$6,374
Residential mortgage loans	125,864	153,102
Allowance for loan losses	(1,714)	(2,183)

Residential mortgage loans, net	124,150	150,919
Other real estate owned	241	-
Accrued interest receivable	433	575

Total assets	$131,558	$157,868

Liabilities

Accrued dividends	$927	$180
Accrued expenses and other liabilities	44	102

Total liabilities	971	282

Shareholder’s Equity
Series B 8.625% cumulative redeemable preferred stock, liquidation preference $10 per share; par value $1.00 per share:
1,000,000 shares authorized, issued and outstanding	1,000	1,000
Common stock, par value $.01 per share:
Authorized – 1,000 shares
Issued and outstanding – 100 shares	1	1
Paid-in capital	132,800	159,800
Accumulated deficit	(3,214)	(3,215)

Total shareholder’s equity	130,587	157,586

Total liabilities and shareholder’s equity	$131,558	$157,868

See accompanying notes to financial statements.

WEBSTER PREFERRED CAPITAL CORPORATION

STATEMENTS OF INCOME

	Years Ended December 31,
(In thousands, except per share data)	2010	2009	2008
Interest income:
Loans, net of servicing fees	$6,487	$8,775	$14,127
Securities and interest-bearing deposits	-	-	490

Total interest income	6,487	8,775	14,617

Provision for loan losses	-	267	420

Net interest income after provision for loan losses	6,487	8,508	14,197

Non-interest expense:
Advisory fee expense paid to Parent	220	216	205
Foreclosed property expenses	16	-	62
Other expenses	174	122	105

Total non-interest expense	410	338	372

Net income	6,077	8,170	13,825
Preferred stock dividends	863	863	863

Net income available to common shareholder	$5,214	$7,307	$12,962

Basic net income per common share	$52,148	$73,079	$129,624

See accompanying notes to financial statements.

WEBSTER PREFERRED CAPITAL CORPORATION

STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except per share data)	Preferred Stock	Common Stock	Paid-In Capital	Accumulated Deficit	Total
Balance, December 31, 2007	$1,000	$1	$328,799	$(2,117)	$327,683

Net income	-	-	-	13,825	13,825
Return of capital dividend	-	-	(130,000)	-	(130,000)
Common stock dividends ($136,740 per share)	-	-	-	(13,674)	(13,674)
Preferred stock dividends	-	-	-	(863)	(863)

Balance, December 31, 2008	$1,000	$1	$198,799	$(2,829)	$196,971

Net income	-	-	-	8,170	8,170
Return of capital dividend	-	-	(38,999)	-	(38,999)
Common stock dividends ($76,930 per share)	-	-	-	(7,693)	(7,693)
Preferred stock dividends	-	-	-	(863)	(863)

Balance, December 31, 2009	$1,000	$1	$159,800	$(3,215)	$157,586

Net income	-	-	-	6,077	6,077
Return of capital dividend	-	-	(27,000)	-	(27,000)
Common stock dividends ($52,130 per share)	-	-	-	(5,213)	(5,213)
Preferred stock dividends	-	-	-	(863)	(863)

Balance, December 31, 2010	$1,000	$1	$132,800	$(3,214)	$130,587

See accompanying notes to financial statements.

WEBSTER PREFERRED CAPITAL CORPORATION

STATEMENTS OF CASH FLOWS

	Years ended December 31,
(In thousands)	2010	2009	2008
Cash flow from operating activities:

Net income	$6,077	$8,170	$13,825
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization and accretion	133	103	171
Provision for loan losses	-	267	420
Loss on sale of other real estate owned	14	-	56
Decrease in accrued interest receivable	142	234	375
Decrease in prepaid expenses and other assets	-	-	313
(Decrease) increase in accrued expenses and other liabilities	(58)	68	(5)

Net cash provided by operating activities	6,308	8,842	15,155

Cash flow from investing activities:
Net decrease in interest-bearing deposits	-	-	51,000
Net decrease in residential mortgage loans	25,988	36,407	84,193
Proceeds from sale of foreclosed properties	393	-	326

Net cash provided by investing activities	26,381	36,407	135,519

Cash flow from financing activities:
Dividends paid on preferred stock	(863)	(863)	(863)
Dividends paid on common stock	(4,466)	(7,693)	(13,674)
Return of capital dividend	(27,000)	(38,999)	(130,000)

Net cash used for financing activities	(32,329)	(47,555)	(144,537)

Net increase (decrease) in cash	360	(2,306)	6,137
Cash, beginning of year	6,374	8,680	2,543

Cash, end of year	$6,734	$6,374	$8,680

Noncash investing and financing activities:
Transfer of loans, net to other real estate owned	$648	$-	$382

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

The Company has elected to be treated as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”). The Company will generally not be subject to federal or Connecticut state income taxes for as long as it maintains its qualification as a REIT, requiring among other organizational and operational issues, that it currently distributes to its shareholders at least 90% of its “REIT taxable income” (not including capital gains and certain items of noncash income). All of the shares of the Company’s common stock, par value $0.01 per share, are owned by Webster Bank, which is a federally chartered and federally insured commercial bank. Webster Bank has indicated to the Company that, for as long as any of the Company’s preferred shares are outstanding, Webster Bank intends to maintain direct ownership of 100% of the outstanding common stock of the Company.

Basis of Presentation

The financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) and to general practices within the financial services industry.

Certain prior period amounts have been reclassified to conform to the current year’s presentation.

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates. The allowance for loan losses is particularly subject to change.

Cash and Cash Equivalents

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

Accrual of interest is discontinued if the loan is placed on nonaccrual status. Loans are placed on nonaccrual status at 90 days past due and a charge-off is recorded at 180 days if the loan balance exceeds the fair value of the collateral less costs to sell.

When a loan is transferred to nonaccrual status, unpaid accrued interest is reversed and charged against interest income. If ultimate repayment of a nonaccrual loan is expected, any payments received are applied in accordance with the loan’s contractual terms. If the Company determines, through a current valuation analysis, that loan principal can be repaid, interest payments may be taken into income as received or on a cash basis. Loans are removed from nonaccrual status when they become current as to principal and interest or demonstrate a period of performance under contractual terms and, in the opinion of management, are fully collectible as to principal and interest.

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

The Company’s allowance for loan losses consists of three elements; (i) specific valuation allowances established for probable losses on specific loans; (ii) historical valuation allowances calculated based on historical loan loss experience for similar loans with similar characteristics and trends, adjusted, as necessary, to reflect the impact of current conditions; and (iii) other general economic conditions and other qualitative risk factors both internal and external to the Company.

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

Impaired loans, or portions thereof, are charged off when deemed uncollectible. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.

Foreclosed and Repossessed Assets

Other real estate owned consists of real estate or assets acquired through repossession are carried at the lower of cost or fair value less the estimated costs to sell. Independent appraisals are obtained to substantiate fair value and may be subject to adjustment based upon historical experience or specific geographic trends impacting the property. At the time a loan is referred to foreclosure, the excess of loan balance over fair value less cost to sell is charged off against the allowance for loan loss. Subsequent write-downs in value, maintenance expenses, and losses upon sale are charged to noninterest expense.

Fair Value Measurements

FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and requires certain disclosures about fair value measurements. In general, fair values of financial instruments are based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as inputs, observable market-based parameters. Valuation adjustments may be made to ensure that financial statements are recorded at fair value.

Net Income Per Common Share

Basic net income per common share is calculated by dividing net income available to common shareholders by the weighted-average number of shares of common stock outstanding. Diluted net income per common share does not apply since the Company has issued no options or other instruments representing potential common shares. The weighted-average number of shares used in the computation of basic earnings per common share for the years ended December 31, 2010, 2009 and 2008 was 100.

Comprehensive Income

The purpose of reporting comprehensive income is to report a measure of all changes in equity of an enterprise that result from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners. Comprehensive income includes net income and certain changes in equity from non-owner sources that are not recognized in the statements of income (such as net unrealized gains and losses on securities available for sale). For the years ended December 31, 2010, 2009 and 2008, the only component of comprehensive income for the Company was net income.

Recent Accounting Standards

ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures About Fair Value Measurements.” ASU 2010-06 requires expanded disclosures related to fair value measurements including (i) the amounts of significant transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy and the reasons for the transfers, (ii) the reasons for transfers of assets or liabilities in or out of Level 3 of the fair value hierarchy, with significant transfers disclosed separately, (iii) the policy for determining when transfers between levels of the fair value hierarchy are recognized and (iv) for recurring fair value measurements of assets and liabilities in Level 3 of the fair value hierarchy, a gross presentation of information about purchases, sales, issuances and settlements. ASU 2010-06 further clarifies that (i) fair value measurement disclosures should be provided for each class of assets and liabilities (rather than major category), which would generally be a subset of assets or liabilities within a line item in the statement of financial position and (ii) companies should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for each class of assets and liabilities included in Levels 2 and 3 of the fair value hierarchy. The disclosures related to the gross presentation of purchases, sales, issuances and settlements of assets and liabilities included in Level 3 of the fair value hierarchy will be required for the Company beginning January 1, 2011. The remaining disclosure requirements and clarifications made by ASU 2010-06 became effective for the Company on January 1, 2010. See Note 7 – Fair Value Measurements.

ASU No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” On July 21, 2010, the FASB issued ASU No. 2010-20 which requires significant new disclosures about the allowance for credit losses and the credit quality of financing receivables. The requirements are intended to enhance transparency regarding credit losses and the credit quality of loan and lease receivables by disclosing an evaluation of (i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (iii) the changes and reasons for those changes in the allowance for credit losses. Under this statement, allowance for credit losses and fair value are to be disclosed by portfolio segment, while credit quality information, impaired financing receivables and nonaccrual status are to be presented by class of financing receivable. Disclosure of the nature and extent, the financial impact and segment information of troubled debt restructurings (“TDRs”) will also be required. The disclosures are to be presented at the level of disaggregation that management uses when assessing and monitoring the portfolio’s risk and performance. ASU 2010-20 became effective for the Company’s consolidated financial statements as of December 31, 2010. See Note 2 – Residential Mortgage Loans, Net.

Note 2: Residential Mortgage Loans, Net

A summary of residential mortgage loans, net, by type and original maturity follows:

	At December 31,
(In thousands)	2010	2009
Fixed-rate loans:
15 yr. loans	$4,117	$5,774
20 yr. loans	2,419	3,864
25 yr. loans	1,921	2,272
30 yr. loans	66,523	77,289
Total fixed-rate loans	74,980	89,199
Adjustable-rate loans:
15 yr. loans	184	854
20 yr. loans	109	117
25 yr. loans	338	390
30 yr. loans	49,693	61,849
Total adjustable-rate loans	50,324	63,210
Loans receivable	125,304	152,409
Premiums and deferred costs on loans, net	560	693
Residential mortgage loans	125,864	153,102
Less: allowance for loan losses	(1,714)	(2,183)
Residential mortgage loans, net	$124,150	$150,919

Loans receivable: individually evaluated for impairment	$6,021	$3,526

Loans receivable: collectively evaluated for impairment	$119,283	$148,883

The majority of the Company’s residential real estate loans are concentrated in the State of Connecticut.

All of the residential mortgage loans held by the Company at December 2010 and 2009 were acquired from Webster Bank. There were no loans acquired by the Company from Webster Bank for the years ended December 31, 2010 and 2009. Additionally, there were no loans transferred from the Company to Webster Bank for the years ended December 31, 2010 and 2009. At December 31, 2010 and 2009, 59.8% and 58.5%, respectively, of the Company’s residential mortgage loans were fixed rate loans and 40.2% and 41.5%, respectively, were adjustable-rate loans.

Of the total interest income recognized as of December 31, 2010 and 2009, $118 thousand and $13 thousand of interest income was recognized on a cash basis method of accounting.

A summary of residential mortgage loans portfolio aging analysis follows:

Year ended December 31, 2010
(In thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable(*)
Residential:
Residential fixed-rate loans	$405	$125	$2,902	$3,432	$71,548	$74,980
Residential adjustable-rate loans	389	-	2,699	3,088	47,236	50,324
Total	$794	$125	$5,601	$6,520	$118,784	$125,304

Year ended December 31, 2009
(In thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable(*)
Residential:
Residential fixed-rate loans	$1,166	$776	$3,919	$5,861	$83,338	$89,199
Residential adjustable-rate loans	482	178	1,614	2,274	60,936	63,210
Total	$1,648	$954	$5,533	$8,135	$144,274	$152,409

Non-Performing/Delinquent Loans. It is the Company’s policy that all loans 90 or more days past due are placed in non-accruing status. When residential loans are placed on non-accrual status the accrual of interest is discontinued and unpaid accrued interest is reversed and charged against interest income. At December 31, 2010, non-accrual loans were $5.6 million, representing 4.5% of gross loans as compared to $5.5 million at December 31, 2009, representing 3.6% of gross loans. Interest on non-accrual loans that would have been recorded as additional interest income for the years ended December 31, 2010, 2009 and 2008 had the loans been current in accordance with their original terms approximated $120.8 thousand, $160.7 thousand and $19.0 thousand, respectively. The level of non-accruing loans at December 31, 2010 and 2009 is directly related to the economic environment and its impact on consumers in the communities in which the Company holds assets.

Impaired Loans. The Company, through its serving agreement with Webster Bank, individually reviews loans not expected to be collected in accordance with the original terms of the contractual agreement for impairment. A loan is deemed impaired when the contractual amounts of principal and interest are not expected to be collected in accordance with the contractual provisions. The amount of impairment is calculated using the fair value of expected cash flows or collateral, in accordance with the most likely means of recovery. A specific valuation allowance is established equal to the calculated amount of impairment.

Impairment analysis is performed for all modified loans that are deemed to be a TDR and specific reserves are established as appropriate. For those TDRs where recovery is cash flow dependent, the original contractual interest rate for the loan is used as the discount rate for fixed rate loans. The current rate is used as the discount rate when the interest rate floats with a specified index. A change in terms or payments would be included in the ASC 310-10-35 impairment calculation.

At December 31, 2010, impaired loans totaled $6.0 million, including loans of $5.7 million with specific reserves of $0.6 million, as compared with impaired loans totaling $3.5 million, including loans of $1.6 million with specific reserves of $0.3 million, at December 31, 2009. Of the $6.0 million in impaired loans at December 31, 2010, $5.7 million were measured using the present value of expected cash flows and $0.3 million were measured using the fair value of associated collateral. Of the $3.5 million in impaired loans at December 31, 2009, $2.8 million were measured using the present value of expected cash flows and $0.7 million were measured using the fair value of associated collateral. The increase in impaired loans is the result of an increase in TDRs. The majority of TDRs remain in the impaired population for the remaining life of the loan.

The following table summarizes impaired loans as follows:

	At December 31, 2010
(In thousands)	Recorded Investment	Unpaid Principal Balance	Valuation Allowance	Average Investment in Impaired Loan	Interest Income Recognized
Loans without a specific valuation allowance:
Fixed-rate residential loans	$329	$460	$-	$963	$-
Adjustable-rate residential loans	-	-	-	176	-
Loans with a specific valuation allowance:
Fixed-rate residential loans	4,383	4,647	531	2,986	94
Adjustable-rate residential loans	1,333	1,329	33	667	24
Total	$6,045	$6,436	$564	$4,792	$118

	At December 31, 2009
(In thousands)	Recorded Investment	Unpaid Principal Balance	Valuation Allowance	Average Investment in Impaired Loan	Interest Income Recognized
Loans without a specific valuation allowance:
Fixed-rate residential loans	$1,597	$1,786	$-	$799	$1
Adjustable-rate residential loans	352	349	-	176	-
Loans with a specific valuation allowance:
Fixed-rate residential loans	1,589	1,606	303	795	12
Adjustable-rate residential loans	-	-	-	-	-
Total	$3,538	$3,741	$303	$1,770	$13

Troubled Debt Restructurings. A modified loan is considered a TDR when two conditions are met: 1) the borrower is experiencing documented financial difficulty and 2) concessions are made by the Company that would not otherwise be considered for a borrower with similar credit. The most common types of modifications include below market rate reductions and maturity extensions. The Company does not employ modification programs, temporary, or trial periods. Instead, modified terms are dependent upon the financial position and needs of the individual borrower. All modifications are permanent. The modified loan does not revert back to its original terms, even if the modified loan agreement is violated. If the modification agreement is violated, the loan is handled by the Webster’s Restructuring and Recovery group for resolution, which may result in foreclosure.

The Company’s policy is to place all TDRs on non-accrual status for a minimum period of six months. All TDRs are initially reported as impaired. The impaired classification may be removed if the borrower demonstrates compliance with the modified terms and the restructuring agreement specifies an interest rate equal to that which would be provided to a borrower with similar credit at the time of restructuring. The majority of TDRs retain that classification for the remaining life of the loan.

At December 31, 2010 and 2009, the allowance for loan losses included specific reserves related to TDRs of $0.6 million and $0.3 million, respectively. For the years ended December 31, 2010 and 2009, the Company charged off $165.2 thousand and $26.6 thousand for the portion of TDRs deemed to be uncollectible. At December 31, 2010 and 2009, there were no commitments to lend any additional funds to debtors in TDR status.

The following table summarizes TDR loans as follows:

	At December 31, 2010		At December 31, 2009
(In thousands)	Number of Loans	Balance of Loans	Number of Loans	Balance of Loans
TDR and still accruing:
Fixed-rate residential loans	13	$2,152	3	$564
Adjustable-rate residential loans	1	331	1	349
TDR and not accruing:
Fixed-rate residential loans	9	1,680	9	1,652
Adjustable-rate residential loans	2	965	-	-
Total TDR loans	25	$5,128	13	$2,565

The increase in TDRs reflect the impact on the Company of Webster’s expansion of mortgage assistance programs to keep borrowers in their homes. With regard to modifications of the loans, borrowers are required to occupy the home collateralizing the loan as their principal residence, to act in good faith and evidence intent to stay current on their loan, and provide evidence of sufficient income to support modified mortgage payments.

Webster Bank, as servicer evaluates the success of the Company’s modification efforts by monitoring the re-default rates of its borrowers. At December 31, 2010 one TDR loan with a balance of $98.4 thousand had subsequently defaulted. There were no subsequent defaults at December 31, 2009.

Other Real Estate Owned. During 2010, the Company foreclosed on properties collateralizing $648 thousand in mortgage loans, transferring the balance to other real estate owned. Subsequently a property was sold and the Company recognized a $14 thousand loss on sale and in addition recorded foreclosure expenses of $2 thousand for the year ended December 31, 2010. The Company did not hold any other real estate owned during 2009. During 2008, the company foreclosed on property collateralizing $382 thousand in mortgage loans, transferring the balance to other real estate owned, then subsequently sold the property. The Company recognized a $56 thousand loss on sale and in addition recorded foreclosure expenses of $6 thousand for the year ended December 31, 2008.

Allowance for loan losses. Detailed activity of the Company’s allowance for loan losses and recorded investment in loans follows:

	Years Ended December 31,
(In thousands)	2010	2009	2008
Allowance for loan losses:
Balance at beginning of the year	$2,183	$2,183	$1,772
Provision for loan losses	-	267	420
Net charge-offs	(469)	(267)	(9)

Balance at end of the year	$1,714	$2,183	$2,183

Balance at end of year: individually evaluated for impairment	$564	$303	$-

Balance at end of year: collectively evaluated for impairment	$1,150	$1,880	$2,183

Note 3: Redeemable Preferred Stock

In December 1997 the Company issued 1,000,000 shares of Series B 8.625% cumulative redeemable preferred stock at $10 per share. The preferred stock is redeemable after January 15, 2003 at the option of the Company. The redemption price is $10 per share. As of December 31, 2010, there have been no redemptions. The preferred shares are listed on NASDAQ under the symbol “WBSTP” and are not exchangeable into common stock or any other securities and carry no participation rights. Dividends paid on the preferred stock totaled $0.9 million per year for each of the years ended December 31, 2010, 2009 and 2008 and are reflected as preferred stock dividends in the accompanying Statements of Income.

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

Servicing fees paid by the Company were as follows:

	Years Ended December 31,
(In thousands)	2010	2009	2008
Serving fees	$126.8	$136.6	$200.5

Webster Bank is entitled to retain any late payment charges, prepayment fees, penalties and assumption fees collected in connection with residential mortgage loans serviced by it. Webster Bank also receives the benefit, if any, derived from interest earned on collected principal and interest payments between the date of collection and the date of remittance to the Company and from interest earned on tax and insurance escrow funds with respect to mortgage loans it services. At the end of each calendar month, Webster Bank is required to invoice the Company for all fees and charges due.

Note 5: Advisory Services

Advisory services are being provided pursuant to the Advisory Agreement with Webster Bank to provide the Company with the following types of services: administer the day-to-day operations, monitor the credit quality of the mortgage assets, advise with respect to the acquisition, management, financing, and disposition of mortgage related assets and provide the necessary executive administration, human resources, accounting and control, technical support, record keeping, copying, telephone, mailing and distribution, investment and funds management services.

Advisory services fees paid by the Company were as follows:

	Years Ended December 31,
(In thousands)	2010	2009	2008
Advisory services	$220.0	$216.3	$205.0

Operating expenses outside the scope of the Advisory Agreement are paid directly by the Company. Such expenses include, but are not limited to, fees for third party consultants, attorneys and external auditors.

Note 6: Income Taxes

The Company has elected to be treated as a real estate investment trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, and believes that its organization and operations meet the requirements for qualification as a REIT. The Company will generally not be subject to federal or Connecticut state income taxes for as long as it maintains its qualification as a REIT, requiring among other organizational and operational issues, that it currently distribute to its shareholders at least 90% of its “REIT taxable income” (not including capital gains and certain items of noncash income). Therefore, because all of the Company’s net income has been currently distributed to its common and preferred shareholders, no provision for federal or Connecticut income taxes has been included in the accompanying financial statements.

The Company recognizes interest and penalties related to unrecognized tax benefits, where applicable, in income tax expense. No interest or penalties were recognized in its statements of income for 2010, 2009, or 2008, or accrued within its balance sheets at December 31, 2010 and 2009. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal and Connecticut income tax at regular corporate rates. The Company’s federal and Connecticut income tax returns remain open to examination for calendar tax years subsequent to 2006.

Note 7: Fair Value Measurements

The Company uses fair value to record adjustments to certain assets and to prepare required disclosures. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is best determined using market quotes. However, in many instances, there are no quoted market prices available. In such instances, fair values are determined using various valuation techniques. Various assumptions and observable inputs must be relied upon in applying these techniques. Accordingly, the fair value estimates may not be realized in an immediate transfer of the respective asset or liability.

Under certain circumstances the Company may make adjustments for fair value of assets although they are not measured at fair value on an ongoing basis. These include assets that are measured at the lower of cost or market that were recognized at fair value (i.e. below cost) at the end of the period, as well as assets that are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (e.g. when there is evidence of impairment).

Categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

A description of the valuation methodologies used by the Company are presented below.

Cash. The carrying value of cash approximates fair value.

Loans Receivable. The Company employs an independent third party to provide fair value estimates for its residential mortgage portfolio loans. Such estimates are calculated using discounted cash flow analysis, using market interest rates for comparable loans. The associated cash flows are adjusted for credit and other potential losses. Fair value for impaired loans are estimated using the net present value of the expected cash flows or the fair value of the underlying collateral if repayment is collateral dependent.

Other Real Estate Owned. Other real estate owned consists of real estate or assets acquired through repossession are carried at the lower of cost or fair value less the estimated costs to sell. Independent appraisals are obtained to substantiate fair value and may be subject to adjustment based upon historical experience or specific geographic trends impacting the property. At the time a loan is referred to foreclosure, the excess of loan balance over fair value less cost to sell is charged off against the allowance for loan loss. Subsequent write-downs in value, maintenance expenses, and losses upon sale are charged to non-interest expense. Fair value measurements may be based upon appraisals or third-party price opinions and, accordingly, those measurements are classified as Fair Value Hierarchy, Level 2 under FASB ASC Topic 820, Fair Value Measurements.

During 2010, 2009 and 2008 loans with a carrying value of $648 thousand, none and $382 thousand, respectively, were transferred to OREO. Subsequent to the transfers, most of the properties were sold resulting in an OREO balance of $241 thousand at December 31, 2010. The Company did not hold any OREO at December 31, 2009 and 2008.

A summary of estimated fair values of significant financial instruments consisted of the following at December 31,:

	2010		2009
(In thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash	$6,734	$6,734	$6,374	$6,374
Residential mortgage loans, net	124,150	126,840	150,919	151,489

Note 8: Selected Quarterly Financial Data (unaudited)

(In thousands, except share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

2010:
Interest income	$1,815	$1,682	$1,540	$1,450
Provision for loan losses	-	-	-	-
Non-interest expense	88	94	98	130

Net income	1,727	1,588	1,442	1,320
Preferred stock dividends	216	215	216	216
Net income available to common shareholder	$1,511	$1,373	$1,226	$1,104

Basic net income per common share	$15,110	$13,730	$12,260	$11,048

(In thousands, except share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

2009:
Interest income	$2,533	$2,263	$2,082	$1,897
Provision for loan losses	250	280	187	(450)
Non-interest expense	91	92	78	77

Net income	2,192	1,891	1,817	2,270
Preferred stock dividends	216	215	216	216

Net income available to common shareholder	$1,976	$1,676	$1,601	$2,054

Basic net income per common share	$19,760	$16,760	$16,010	$20,549

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered in this report. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Internal Control Over Financial Reporting

The Company’s management has issued a report on its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010.

There were no changes made in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting. The Company’s management report follows.

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

Management has evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 based on the control criteria established in a report entitled Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on such evaluation, we have concluded that the Company’s internal control over financial reporting is effective as of December 31, 2010.

/s/ Theresa M. Messina	/s/ James C. Smith
Theresa M. Messina	James C. Smith, President and Director
Senior Vice President, Chief Financial Officer	(Principal Executive Officer)
(Principal Financial Officer)

Date: February 25, 2011

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The Company’s Board of Directors currently consists of three members. Directors are elected for a one-year term. The Company currently has five executive officers and no other employees.

The persons who are current directors and executive officers of the Company are as follows:

Name	Age at December 31, 2010	Positions and Offices Held

James C. Smith	61	President, Director

Harriet Munrett Wolfe	57	Director

Gerald P. Plush	52	Director

Theresa M. Messina	49	Senior Vice President, Chief Financial Officer (1)

Gregory S. Madar	48	Senior Vice President, Chief Accounting Officer (1)

Bruce E. Wandelmaier	50	Treasurer

Mark S. Lyon	50	Secretary

(1) Effective upon Ms. Messina’s resignation on February 28, 2011, Mr. Madar will become Senior Vice President, Chief Financial Officer of the Company. Mr. Madar will continue to act as the Principal Accounting Officer.

Information concerning the principal occupation of these directors and officers of the Company during at least the last five years is set forth below:

James C. Smith has been a director and President of the Company since July 2008. He is also Chairman, President, Chief Executive Officer and a director of Webster and Webster Bank, having been elected Chief Executive Officer in 1987 and Chairman in 1995. Mr. Smith is Chairman of the executive committee. He joined Webster Bank in 1975, and was elected President, Chief Operating Officer and a director of Webster Bank in 1982 and of Webster in 1986. Mr. Smith served as President of Webster and Webster Bank until 2000, and was again elected President in 2008. Mr. Smith is a member of board of directors of the Financial Services Roundtable based in Washington, D.C. He is also co-chairman of the American Bankers Council (American Bankers Association Mid-Cap Banks) and on the executive committee of the Connecticut Bankers Association. He is a past member of the Federal Advisory Council, which advises the deliberations of the Federal Reserve Board of Governors, and recently completed a three-year term as a member of the board of directors of the Federal Reserve Bank of Boston. He is a past member of the board of directors the American Bankers Association and of the Federal Home Loan Bank of Boston, where he served as chair of the finance committee. He is a director of St. Mary’s Hospital and the Palace Theater, both of Waterbury, Connecticut, and was a director of MacDermid, Incorporated (NYSE: MRD) until it was sold in June 2007.

Harriet Munrett Wolfe has been a director of the Company since 1997. She is also the Executive Vice President, General Counsel and Corporate Secretary of Webster and Webster Bank. Ms. Wolfe joined Webster and Webster Bank in March 1997 as Senior Vice President and Counsel, was appointed Secretary in June 1997 and General Counsel in September 1999. In January 2003, she was appointed Executive Vice President. Prior to joining Webster and Webster Bank, she was in private practice. From November 1990 to January 1996, she was Vice President and Senior Counsel of Shawmut Bank Connecticut, N.A. Hartford, Connecticut.

Gerald P. Plush has been a director of the Company since 2006. He is also Vice Chairman and Chief Operating Officer of Webster and Webster Bank as of January 2011. He continues to serve as Chief Financial Officer of Webster and Webster Bank. Mr. Plush joined Webster in July 2006 as Executive Vice President and Chief Financial Officer. He was promoted to Senior Executive Vice President in July 2007 and was elected Chief Risk Officer in July 2008 and served in this role until August 2010. Mr. Plush serves as Chairman of Webster’s Enterprise Risk Management Committee. Prior to joining Webster, Mr. Plush was employed at MBNA America in Wilmington, Delaware. In his most recent position with MBNA, he was Senior Executive Vice President and Managing Director of Corporate Development and Acquisitions. Prior to this position, Mr. Plush was Senior Executive Vice President and Chief Financial Officer of MBNA’s North American Operations, and prior to that he was Senior Executive Vice President and Chief Financial Officer of U.S. Credit Card. Mr. Plush serves on the board of directors of Junior Achievement of southwest New England, Inc.

Theresa M. Messina has been the Senior Vice President and Chief Financial Officer of the Company since March 2010. She is also Senior Vice President, Chief Accounting Officer of Webster and Executive Vice President, Chief Accounting Officer of Webster Bank. Ms. Messina joined Webster and Webster Bank as Chief Accounting Officer in January 2010. Prior to joining Webster and Webster Bank she was most recently at Fannie Mae, where since 2006 she directed all aspects of residential mortgage operations. Prior to joining Fannie Mae, she was a partner in audit and advisory services at Ernst & Young in New York City since 2000.

Gregory S. Madar has been the Senior Vice President and Chief Accounting Officer of the Company since April 2008. He also served as Treasurer of the Company from 2001 to 2003, as Secretary of the Company from March 1997 to March 1999 and as Assistant Secretary of the Company from 1999 to April 2008. Mr. Madar, a Certified Public Accountant worked for KPMG LLP and joined Webster Bank in January 1995 as Vice President and Tax Manager and was elected Senior Vice President and Assistant Controller in January 2000. In February 2002, he was promoted to Senior Vice President and Controller of Webster and Webster Bank.

Effective upon Ms. Messina’s resignation on February 28, 2011, Mr. Madar will be promoted to Senior Vice President and Chief Accounting Officer of Webster and Webster Bank and Senior Vice President, Chief Financial Officer of the Company.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors and executive officers and persons who own more than 10% of its Series B Preferred Stock to file with the SEC initial reports of ownership of the Company’s equity securities and to file subsequent reports when there are changes in such ownership. Based on a review of reports submitted to the Company, the Company believes that during the fiscal year ended December 31, 2010, all Section 16(a) filing requirements applicable to the Company’s officers, directors and more than 10% owners were complied with on a timely basis.

Item 11.  Executive Compensation

The Company currently has five executive officers, none of whom receive compensation as employees of the Company. The Company has never issued options or warrants to officers or directors of the Company. The Company does not have any stock option plan or similar plan, retirement or pension plan or any other form of employee compensatory plan. The Company has retained an advisor to perform certain functions pursuant to an Advisory Service Agreement described below under “The Advisor.” Each officer and Director of the Company currently is also an officer of Webster Bank. The Company maintains corporate and accounting records that are separate from those of Webster Bank and any of Webster Bank’s affiliates.

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

The Advisor. The Company has entered into an Advisory Service Agreement (the “Advisory Agreement”) with Webster Bank to administer the day-to-day operations of the Company. Webster Bank in its role as advisor under the terms of the Advisory Agreement is herein referred to as the “Advisor.” The Advisor is responsible for (i) monitoring the credit quality of the mortgage assets held by the Company, (ii) advising the Company with respect to the acquisition, management, financing and disposition of the Company’s mortgage assets, and (iii) maintaining custody of the documents related to the Company’s mortgage assets. The Advisor may at any time subcontract all or a portion of its obligations under the Advisory Agreement to one or more of its affiliates involved in the business of managing mortgage assets. If no affiliate of the Advisor is engaged in the business of managing mortgage assets, the Advisor may, with the approval of a majority of the Board of Directors, subcontract all or a portion of its obligations under the Advisory Agreement to unrelated third parties. The Advisor may assign its rights or obligations under the Advisory Agreement to any affiliate of the Company. The Advisor will not, in connection with the subcontracting of any of its obligations under the Advisory Agreement, be discharged or relieved in any respect from its obligations under the Advisory Agreement.

The Advisory Agreement had an initial term of two years, and has been renewed for additional one-year periods. It will continue to be renewed until notice of nonrenewal is delivered by either party to the other party. The Advisory Agreement may be terminated by the Company at any time upon 90 days’ prior written notice. The Advisor is entitled to receive an advisory fee with respect to the advisory services provided by it to the Company, as per the amended agreement adopted on March 31, 2006. The fee may be revised subject to Director approval to reflect changes in the actual costs incurred by the Advisor in providing services. On April 16, 2009, the Directors approved the increase in the advisory fee from $205.0 thousand to $220.0 thousand effective April 1, 2009.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of December 31, 2010, the number and percentage of the outstanding shares of either our Common Stock or Series B Preferred Stock beneficially owned by (i) all persons known by the Company to own more than five percent of such shares, (ii) each director of the Company, and (iii) each executive officer of the Company, and (iv) all executive officers and directors of the Company as group.

Name and Address of Beneficial Owner	Amount of Beneficial Ownership	Percent of Class of Outstanding Shares

Webster Bank, 145 Bank Street, Waterbury, CT	100 shares	Common – 100%

James C. Smith, President, Director	-0-	-0-

Harriet Munrett Wolfe, Director	-0-	-0-

Gerald P. Plush, Director	-0-	-0-

Theresa Messina, Senior Vice President, Chief Financial Officer	-0-	-0-

Gregory S. Madar, Senior Vice President, Chief Accounting Officer	300 shares	Series B Preferred Stock*

Bruce E. Wandelmaier, Treasurer	-0-	-0-

Mark S. Lyon, Secretary	-0-	-0-

All Officers and Directors as a group	300 shares	Series B Preferred Stock*

* Less than one percent

The Company does not maintain any compensation plans pursuant to which equity securities of the Company may be issued.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The Company is organized as a subsidiary of Webster Bank, is controlled by, and through advisory and servicing agreements is totally reliant on, Webster Bank. The Company’s Board of Directors consists entirely of Webster Bank employees and, through the advisory and servicing agreements, Webster Bank and its affiliates are involved in every aspect of the Company’s existence. Webster Bank administers the day-to-day activities of the Company in its role as Advisor under the Advisory Agreement and acts as Servicer of the Company’s Mortgage

Loans under the Amended and Restated Service Agreement. In addition, all of the officers of the Company are also officers of Webster Bank. As the holder of all of the outstanding voting stock of the Company, Webster Bank generally will have the right to elect all of the directors of the Company. For a description of the fees Webster Bank is entitled to receive under the Advisory Agreement and Amended and Restated Service Agreement, see Note 4 – Servicing and Note 5 – Advisory Services in the Notes to Financial Statements included in Item 8.

Dependence upon Webster Bank as Advisor and Servicer

The Company is dependent on the diligence and skill of the officers and employees of Webster Bank as its Advisor for the selection, structuring and monitoring of the Company’s mortgage assets. In addition, the Company is dependent upon the expertise of Webster Bank as its Servicer for the servicing of the mortgage loans. The personnel deemed most essential to the Company’s operations are Webster Bank’s loan servicing and administration personnel, and the staff of its finance department. The loan servicing and administration personnel advise the Company in the selection of mortgage assets, and provide loan-servicing oversight. The finance department assists in the administrative operations of the Company. The Advisor may subcontract all or a portion of its obligations under the Advisory Agreement to one or more affiliates, and under certain conditions to non-affiliates, involved in the business of managing mortgage assets, with the approval of the Board of Directors of the Company. The Advisor may assign its rights or obligations under the Advisory Agreement, and the Servicer may assign its rights and obligations under the Amended and Restated Service Agreement, to any affiliate of the Company involved in the business of managing real estate mortgage assets. In the event the Advisor or the Servicer subcontracts or assigns its rights or obligations in such a manner, the Company will be dependent upon the subcontractor or affiliate to provide services. Although Webster Bank has indicated to the Company that it has no plans in this regard, if Webster Bank were to subcontract all of its loan servicing to an outside third party, it also would do so with respect to mortgage assets under the Amended and Restated Service Agreement. Under such circumstances, there may be additional risks as to the costs of such services and the ability to identify a subcontractor suitable to the Company. The Servicer does not believe it would subcontract those duties unless it could not perform such duties efficiently and economically itself.

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

Item 14.  Principal Accounting Fees and Services

Audit and Non-Audit Fees

Audit Fees for services rendered by Ernst & Young LLP, for the audit of the Company’s annual financial statements for the years ended December 31, 2010 and 2009 were $31.0 thousand and $30.0 thousand, respectively.

Audit Fees consist of fees for professional services rendered for the audit of the Company’s annual financial statements and review of the interim financial statements included in quarterly reports, and services that are normally provided in connection with statutory and regulatory filings or engagements. No fees for other services were billed during the years ended December 31, 2010 and 2009.

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

WEBSTER PREFERRED CAPITAL CORPORATION
Registrant

BY:	/s/ James C. Smith
James C. Smith, President and Director

Date:	February 25, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 25, 2011.

By:	/s/ James C. Smith
James C. Smith, President and Director (Principal Executive Officer)

By:	/s/ Theresa M. Messina
Theresa M. Messina, Senior Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ Gerald P. Plush
Gerald P. Plush, Director

By:	/s/ Harriet Munrett Wolfe
Harriet Munrett Wolfe, Director

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Webster Preferred Capital Corporation (the “Company”) (incorporated herein by reference from Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

3.2	Certificate of Amendment of Rights and Preferences of the Series B 8.625% Cumulative Redeemable Preferred Stock of the Company (incorporated herein by reference from Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

3.3	Amended and Restated By-Laws of the Company (incorporated herein by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 9, 2007).

4.1	Specimen of certificate representing the Series B 8.625% Cumulative Redeemable Preferred Stock of the Company (incorporated herein by reference from Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

10.1	Mortgage Assignment Agreement, made as of March 17, 1997, by and between Webster Bank and the Company (incorporated herein by reference from Exhibit 10.1 to the Company’s Registration Statement on Form S-11 (File No. 333-38685) filed with the SEC on October 24, 1997).

10.2	Amended and Restated Master Service Agreement, dated March 31, 2006, between Webster Bank and the Company (incorporated herein by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, filed with the SEC on August 8, 2006).

10.3	Amended and Restated Advisory Service Agreement, made as of March 31, 2006, by and between Webster Bank and the Company (incorporated herein by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, filed with the SEC on August 8, 2006).

31.1	Certificate of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Written Statement pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Principal Executive Officer.

32.2	Written Statement pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Principal Financial Officer.