Form 10-Q
period 2011-03-31
WEBSTER PREFERRED CAPITAL CORP
filed 2011-05-06
CIK 1047865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 0-23513

WEBSTER PREFERRED CAPITAL CORPORATION

(Exact name of registrant as specified in its charter)

Connecticut	06-1478208
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification Number)

145 Bank Street (Webster Plaza), Waterbury, Connecticut	06702
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (203) 578-2202

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of outstanding shares of the registrant’s common stock, $.01 par value per share, as of April 29, 2011 was 100 shares.

WEBSTER PREFERRED CAPITAL CORPORATION

PART I. – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

WEBSTER PREFERRED CAPITAL CORPORATION

CONDENSED BALANCE SHEETS

	March 31, 2011	December 31, 2010
(In thousands, except share and per share data)	(unaudited)
Assets
Cash	$4,275	$6,734

Residential mortgage loans	118,087	125,864
Allowance for loan losses	(1,666)	(1,714)

Residential mortgage loans, net	116,421	124,150
Other real estate owned	204	241
Accrued interest receivable and other assets	420	433

Total assets	$121,320	$131,558

Liabilities
Accrued dividends	$180	$927
Accrued expenses and other liabilities	62	44

Total liabilities	242	971

Shareholder’s Equity
Series B 8.625% cumulative redeemable preferred stock, liquidation preference $10 per share; par value $1.00 per share: 1,000,000 shares authorized, issued and outstanding	1,000	1,000
Common stock, par value $.01 per share:
Authorized – 1,000 shares
Issued and outstanding – 100 shares	1	1
Paid-in capital	122,800	132,800
Accumulated deficit	(2,723)	(3,214)

Total shareholder’s equity	121,078	130,587

Total liabilities and shareholder’s equity	$121,320	$131,558

See accompanying notes to condensed financial statements.

WEBSTER PREFERRED CAPITAL CORPORATION

CONDENSED STATEMENTS OF INCOME (unaudited)

	Three months ended March 31,
(In thousands, except per share data)	2011	2010
Interest income:
Interest and fees on loans, net	$1,313	$1,815

Total interest income	1,313	1,815
Provision for loan losses	—	—

Net interest income after provision for loan losses	1,313	1,815

Non-interest expense:
Advisory fee expense paid to Parent	55	55
Other expenses	37	33

Total non-interest expense	92	88

Net income	1,221	1,727
Preferred stock dividends	216	216

Net income available to common shareholder	$1,005	$1,511

Basic net income per common share:	$10,050	$15,110

See accompanying notes to condensed financial statements.

WEBSTER PREFERRED CAPITAL CORPORATION

CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)

	Three months ended March 31,
(In thousands, except per share data)	2011	2010
Beginning Balance	$130,587	$157,586
Net income	1,221	1,727
Return of capital dividend	(10,000)	(7,000)
Preferred stock dividends	(216)	(216)
Common stock dividends ($5,140 per share and $20,160 per share, respectively)	(514)	(2,016)

Ending Balance	$121,078	$150,081

See accompanying notes to condensed financial statements.

WEBSTER PREFERRED CAPITAL CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS (unaudited)

	Three months ended March 31,
(In thousands)	2011	2010
Operating Activities:
Net income	$1,221	$1,727
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization and accretion	53	31
Decrease in accrued interest receivable	13	36
Decrease (increase) in other assets	2	(26)
Increase in accrued expenses and other liabilities	18	569

Net cash provided by operating activities	1,307	2,337

Investing Activities:
Net decrease in residential mortgage loans	7,711	6,280

Net cash provided by investing activities	7,711	6,280

Financing Activities:
Dividends paid on preferred stock	(216)	(216)
Dividends paid on common stock	(1,261)	(2,016)
Return of capital dividend	(10,000)	(7,000)

Net cash used for financing activities	(11,477)	(9,232)

Net decrease in cash	(2,459)	(615)
Cash at beginning of period	6,734	6,374

Cash at end of period	$4,275	$5,759

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

Basis of Presentation

The Condensed Financial Statements in this Quarterly Report on Form 10-Q have not been audited by an independent registered public accounting firm, but in the opinion of management, reflect all adjustments necessary for a fair presentation of the Company’s financial position and results of operations. All such adjustments were of a normal and recurring nature. The Condensed Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission (“SEC”). Accordingly, the Condensed Financial Statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the Company’s Financial Statements, and notes thereto, for the year ended December 31, 2010, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 1, 2011. Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year or any future period.

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

Accounting Standards Updates

ASU No. 2011-02, “Receivables (Topic 310) — A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” On April 5, 2011, the FASB issued ASU No. 2011-02 to clarify when a loan modification or restructuring is considered a troubled debt restructuring (“TDR”). The changes apply to a lender that modifies a receivable covered by Subtopic 310-40, “Receivables—Troubled Debt Restructurings by Creditors.” In evaluating whether a restructuring constitutes a TDR, a creditor must separately conclude that both of the following exist: (i) the restructuring constitutes a concession; and (ii) the debtor is experiencing financial difficulties. A creditor may determine that a debtor is experiencing financial difficulties, even though the debtor is not currently in default, if the creditor determines it is probable that the debtor would default on its payments for any of its debts in the foreseeable future without the loan modification. Lenders who determine that they are making a concession on the terms of the loan to a borrower who is having financial problems should follow the guidance found in ASU No. 2011-02. The guidance on identifying and disclosing TDRs is effective for interim and annual reporting periods beginning on or after June 15, 2011 and applies retrospectively to restructuring occurring on or after the beginning of the year. The guidance on measuring the impairment of a receivable restructured in a troubled debt restructuring is effective on a prospective basis. The Company is currently evaluating the impact on its financial statements.

Note 2: Residential Mortgage Loans, Net

A summary of residential mortgage loans, net, by type and original maturity follows:

(In thousands)	At March 31, 2011	At December 31, 2010
Fixed-rate loans:
15 yr. loans	$3,655	$4,117
20 yr. loans	1,957	2,419
25 yr. loans	1,736	1,921
30 yr. loans	60,899	66,523

Total fixed-rate loans	68,247	74,980

Adjustable-rate loans:
15 yr. loans	178	184
20 yr. loans	106	109
25 yr. loans	324	338
30 yr. loans	48,725	49,693

Total adjustable-rate loans	49,333	50,324

Loans receivable	117,580	125,304
Premiums and deferred costs on loans, net	507	560

Total residential mortgage loans	118,087	125,864
Less: allowance for loan losses	(1,666)	(1,714)

Residential mortgage loans, net	$116,421	$124,150

Loans receivable: individually evaluated for impairment	$6,795	$6,021

Loans receivable: collectively evaluated for impairment	$110,785	$119,283

All of the residential mortgage loans held by the Company at March 31, 2011 and December 31, 2010 were acquired from Webster Bank.

There have been no loans acquired from Webster Bank or transferred to Webster Bank for the periods presented. At March 31, 2011 and December 31, 2010, 58.0% and 59.8%, respectively, of the Company’s residential mortgage loans were fixed rate loans and 42.0% and 40.2%, respectively, were adjustable-rate loans.

A summary of the residential mortgage loans portfolio aging follows:

At March 31, 2011

(In thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable
Residential:
Residential fixed-rate loans	$111	$267	$2,903	$3,281	$64,966	$68,247
Residential adjustable-rate loans	616	200	2,236	3,052	46,281	49,333

Total	$727	$467	$5,139	$6,333	$111,247	$117,580

At December 31, 2010

(In thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable
Residential:
Residential fixed-rate loans	$405	$125	$2,902	$3,432	$71,548	$74,980
Residential adjustable-rate loans	389	—	2,699	3,088	47,236	50,324

Total	$794	$125	$5,601	$6,520	$118,784	$125,304

The balances reflected in the table presented above do not include $0.4 million and $0.5 million in net unamortized premiums at March 31, 2011 and December 31, 2010, respectively, and $0.1 million in net deferred costs at both March 31, 2011 and December 31, 2010.

Non-Performing/Delinquent Loans. It is the Company’s policy that all loans 90 days or more past due are placed in non-accrual status. When residential loans are placed on non-accrual status the accrual of interest is discontinued and unpaid accrued interest is reversed and charged against interest income. Non-accrual loans totaled $5.1 million at March 31, 2011 and $5.6 million at December 31, 2010 and represented 4.4% and 4.5% of gross loans as of March 31, 2011 and December 31, 2010, respectively. Interest on non-accrual loans that would have been recorded as additional interest income for the three months ended March 31, 2011 and 2010 had the loans been current in accordance with their original terms totaled approximately $25.5 thousand and $63.6 thousand, respectively.

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

At March 31, 2011, the recorded investment balance of impaired loans totaled $6.8 million, including loans of $6.5 million with an impairment allowance of $0.6 million. At December 31, 2010, the recorded investment balance of impaired loans totaled $6.0 million, including loans of $5.7 million with an impairment allowance of $0.6 million.

The following table summarizes impaired loans as of March 31, 2011 and December 31, 2010:

	At March 31, 2011
(In thousands)	Recorded Investment	Unpaid Pricipal Balance	Valuation Allowance	Average Investment in Impaired Loans
Loans without a specific valuation allowance:
Fixed-rate residential loans	$329	$460	$—	$329
Adjustable-rate residential loans	—	—	—	—

Loans with a specific valuation allowance:
Fixed-rate residential loans	5,168	5,450	571	4,775
Adjustable-rate residential loans	1,326	1,322	33	1,330

Total	$6,823	$7,232	$604	$6,434

	At December 31, 2010
(In thousands)	Recorded Investment	Unpaid Pricipal Balance	Valuation Allowance	Average Investment in Impaired Loans
Loans without a specific valuation allowance:
Fixed-rate residential loans	$329	$460	$—	$963
Adjustable-rate residential loans	—	—	—	176

Loans with a specific valuation allowance:
Fixed-rate residential loans	4,383	4,647	531	2,986
Adjustable-rate residential loans	1,333	1,329	33	667

Total	$6,045	$6,436	$564	$4,792

The following table summarizes interest income recognized on impaired loans for the three months ended March 31, 2011 and 2010:

	Three months ended March 31,
(In thousands)	2011	2010
Loans without a specific valuation allowance:
Fixed-rate residential loans	$—	$—
Adjustable-rate residential loans	—	—

Loans with a specific valuation allowance:
Fixed-rate residential loans	52	15
Adjustable-rate residential loans	14	—

Total	$66	$15

All net interest income was recognized on a cash basis method of accounting.

Troubled Debt Restructurings. A modified loan is considered a TDR when two conditions are met: 1) the borrower is experiencing documented financial difficulty and 2) concessions are made by the Company that would not otherwise be considered for a borrower with similar credit characteristics. The most common types of modifications include below market rate reductions and/or maturity extensions. Modified terms are dependent upon the financial position and needs of the individual borrower, as the Company does not employ modification programs for temporary or trial periods. All modifications are permanent. The modified loan does not revert back to its original terms, even if the modified loan agreement is violated. If the modification agreement is violated, the loan is handled by Webster Bank’s Restructuring and Recovery group for resolution, which may result in foreclosure.

The Company’s policy is to place all TDRs on non-accrual status for a minimum period of six months. Loans qualify for return to accrual status once they have demonstrated performance with the restructured terms of the loan agreement for a minimum of six months. All TDRs are reported as impaired. Impaired and TDR classification may be removed if the borrower demonstrates compliance with the modified terms and the restructuring agreement specifies a market rate of interest equal to that which would be provided to a borrower with similar credit at the time of restructuring. The majority of TDRs are classified as impaired loans and TDRs for the remaining life of the loan. At March 31, 2011, approximately 65% of the accruing TDRs have been performing in accordance with the restructured terms for more than one year.

At March 31, 2011 and December 31, 2010, TDRs approximated $5.9 million and $5.1 million, respectively, while the allowance for loan losses included specific reserves related to TDRs of $0.6 million for both periods. For the three months ended March 31, 2011 the Company charged off $12.4 thousand for the portion of TDRs deemed to be uncollectible. There were no charge offs for the three months ended March 31, 2010. At March 31, 2011 and December 31, 2010, there were no commitments to lend any additional funds to borrowers whose loans were in TDR status.

The following table summarizes TDRs as follows:

	At March 31, 2011		At December 31, 2010
(In thousands)	Number of Loans	Balance of Loans	Number of Loans	Balance of Loans
TDR and still accruing:
Fixed-rate residential loans	15	$2,572	13	$2,152
Adjustible-rate residential loans	1	328	1	331

TDR and not accruing:
Fixed-rate residential loans	12	2,001	9	1,680
Adjustible-rate residential loans	2	961	2	965

Total TDR loans	30	$5,862	25	$5,128

The increase in TDRs reflects the impact on the Company of Webster Bank’s continued mortgage assistance efforts to keep borrowers in their homes. With regard to modifications of the loans, borrowers are required to occupy the home collateralizing the loan as their principal residence, to act in good faith and evidence intent to stay current on their loan, and provide evidence of sufficient income to support modified mortgage payments.

Webster Bank, as servicer, evaluates the success of the Company’s modification efforts by monitoring the re-default rates of its borrowers. At March 31, 2011, two TDRs with a total balance of $231.0 thousand had subsequently defaulted. At December 31, 2010, one TDR with a balance of $98.4 thousand had subsequently defaulted.

Other Real Estate Owned. The Company held other real estate owned totaling $203.5 thousand and $241.2 thousand at March 31, 2011 and December 31, 2010, respectively. The decrease of $37.7 thousand was due to a charge off for a fair value appraisal relating to a property recently transferred to other real estate owned in December 2010. The Company did not hold any other real estate owned during the three month period ended March 31, 2010.

Allowance for loan losses. The following table provides detail of activity in the Company’s allowance for loan losses:

	Three months ended March 31,
(In thousands)	2011	2010
Allowance for loan losses:
Balance at beginning of the period	$1,714	$2,183
Provision for loan losses	—	—
Charge-offs	(48)	(88)

Balance at end of the period	$1,666	$2,095

Balance at end of period: individually evaluated for impairment	$604	$303

Balance at end of period: collectively evaluated for impairment	$1,062	$1,792

Note 3: Redeemable Preferred Stock

In December 1997 the Company issued 1,000,000 shares of Series B 8.625% cumulative redeemable preferred stock at $10 per share. The preferred stock is redeemable after January 15, 2003 at the option of the Company. The redemption price is $10 per share. As of March 31, 2011, there have been no redemptions. The preferred shares are listed on NASDAQ under the symbol “WBSTP” and are not exchangeable into common stock or any other securities and carry no participation rights. Dividends paid on the preferred stock totaled $0.2 million during each of the three months ended March 31, 2011 and 2010 and are reflected as preferred stock dividends in the accompanying Condensed Statements of Income.

Note 4: Servicing

The mortgage loans owned by the Company are serviced by Webster Bank pursuant to the terms of an Amended and Restated Service Agreement (the “Service Agreement”). Webster Bank in its role as servicer receives fees at an annual rate of 9.58 basis points for loan servicing and collection, and 5 basis points for all other services to be provided, as needed, in each case based on the daily outstanding balances of all the Company’s loans for which Webster Bank is responsible for servicing. The services provided to the Company by Webster Bank are at the level of a sub-servicing agreement. Servicing fees paid for the three months ended March 31, 2011 and 2010 were approximately $29 thousand and $30 thousand, respectively. Servicing fees are netted against interest income in the accompanying Condensed Statements of Income, as they are considered a reduction in yield to the Company.

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

Note 5: Income Taxes

The Company has elected to be treated as a real estate investment trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, and believes that its organization and operations meet the requirements for qualification as a REIT. The Company will generally not be subject to Federal or Connecticut state income taxes for as long as it maintains its qualification as a REIT, requiring among other organizational and operational issues, that it currently distribute to its shareholders at least 90% of its “REIT taxable income” (not including capital gains and certain items of noncash income). Therefore, because all of the Company’s 2010 net income has been currently distributed to its common and preferred shareholders, no provision for Federal or Connecticut income taxes has been included in the accompanying financial statements. The Company intends to distribute at least 90% of current year net income to its shareholders.

The Company recognizes interest and penalties related to unrecognized tax benefits, where applicable, in income tax expense. No interest or penalties were recognized in its Condensed Statements of Income for the three months ended March 31, 2011 and 2010, or accrued within its Condensed Balance Sheets at March 31, 2011 and December 31, 2010. If the Company fails to qualify as a REIT in any taxable year, it will be subject to Federal and Connecticut income tax at regular corporate rates. The Company’s Federal and Connecticut income tax returns remain open to examination for tax years subsequent to 2006.

Note 6: Fair Value Measurements

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is best determined using market quotes. However, in many instances there are no quoted market prices available. In such instances, fair values are determined using various valuation techniques. Various assumptions and observable inputs must be relied upon in applying these techniques. Accordingly, the fair value estimates may not be realized in an immediate transfer of the respective asset or liability.

The Company uses fair value to record adjustments to certain assets and to prepare required disclosures. The Company has no financial or non-financial assets measured at fair value on a recurring basis. Certain assets are measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets measured at fair value on a non-recurring basis include certain impaired loans reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. Collateral values are estimated using Level 3 inputs based on customized discounting criteria. Non-financial assets measured at fair value on a non-recurring basis include foreclosed assets (upon initial recognition or subsequent impairment). Fair value measurements may be based upon appraisals or third-party price opinions and, accordingly, those measurements are classified as Level 2. Other fair value measurements may be based on internally developed pricing methods, and those measurements are classified as Level 3.

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

Other Real Estate Owned. Other real estate owned consists of real estate or assets acquired through repossession that are carried at the lower of cost or fair value less the estimated costs to sell. Independent appraisals are obtained to substantiate fair value and may be subject to adjustment based upon historical experience or specific geographic trends impacting the property. At the time a loan is referred to foreclosure, the excess of loan balance over fair value less cost to sell is charged off against the allowance for loan loss. Subsequent write-downs in value, maintenance expenses, and losses upon sale are charged to non-interest expense.

There were no loans transferred to other real estate owned during the three months ended March 31, 2011 and 2010. Other real estate owned is separately stated in the accompanying Condensed Balance Sheets and totaled $203.5 thousand and $241.2 thousand at March 31, 2011 and December 31, 2010, respectively. The decrease of $37.7 thousand was due to a charge off for a fair value appraisal relating to a property recently transferred to other real estate owned in December 2010.

A summary of estimated fair values of significant financial instruments consisted of the following:

	At March 31, 2011		At December 31, 2010
(In thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash	$4,275	$4,275	$6,734	$6,734
Residential mortgage loans, net	116,421	119,813	124,150	126,840

WEBSTER PREFERRED CAPITAL CORPORATION

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The Company is a subsidiary of Webster Bank and has elected to be treated as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”). The Company will generally not be subject to Federal and Connecticut state income taxes for as long as it maintains its qualification as a REIT, requiring among other organizational and operational issues, that it currently distribute to shareholders at least 90% of its “REIT taxable income” (not including capital gains and certain items of noncash income). The following discussion of the Company’s financial condition and results of operations should be read in conjunction with the Company’s condensed financial statements and other financial data included elsewhere herein and in conjunction with the Company’s Financial Statements, and notes thereto, for the year ended December 31, 2010, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 1, 2011.

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

Summary

The Company’s net income for the three months ended March 31, 2011 was $1.2 million, a decrease of $0.5 million compared to $1.7 million for the comparable period in 2010. Approximately 66% of the decrease is due to lower average loan balances, while approximately 34% is due to decreases in interest rates on variable rate loans.

Results of Operations

The Company reported net income available to the common shareholder of $1.0 million for the three months ended March 31, 2011, a decrease of $0.5 million compared to the same period in 2010. The $0.5 million decrease is primarily a result of declining loan balances due to principal pay-downs on outstanding residential real estate loans and from lower yields on variable rate loans.

For the three months ended March 31, 2011, average loans outstanding decreased $29.2 million compared to the three months ended March 31, 2010. The average yield for residential mortgage loans was 4.33% for the three months ended March 31, 2011 compared to 4.82% for the three months ended March 31, 2010, a decline of 49 basis points.

Interest Income

Total interest income, net of servicing fees, was $1.3 million for the three months ended March 31, 2011, a decrease of $0.5 million compared to $1.8 million for the three months ended March 31, 2010. The $0.5 million decrease is primarily a result of declining loan balances due to principal pay-downs on outstanding residential real estate loans and from lower yields on variable rate loans.

The following table presents the average balances and yields on the Company’s interest-earning assets for the periods indicated:

	Three Months Ended March 31, 2011			Three Months Ended March 31, 2010
(Dollars in thousands)	Average Balance	Interest Income	Average Yield	Average Balance	Interest Income	Average Yield
Residential mortgage loans	$121,280	$1,313	4.33%	$150,529	$1,815	4.82%

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

The following table presents a summary of the changes in interest income resulting from changes in the volume of average asset balances and changes in the average yields for the three months ended March 31, 2011 when compared with the comparable period for the preceding year:

	Three Months Ended March 31, 2011 v. 2010 Decrease due to
(In thousands)	Rate	Volume	Total
Interest on interest-earning assets:
Residential mortgage loans, net	$173	$329	$502

Net change in total interest income	$173	$329	$502

Non-Interest Expense

The Company incurs advisory fee expense payable to Webster Bank pursuant an advisory agreement for services relating to day-to-day operations. Advisory fees were $55 thousand for the three months ended March 31, 2011 and 2010. Other expenses consist primarily of audit fees, exchange listing fees and other shareholder costs. Other expenses totaled $37 thousand and $33 thousand for the three months ended March 31, 2011 and 2010, respectively.

Financial Condition

The Company had total assets of $121.3 million and $131.6 million at March 31, 2011 and December 31, 2010, respectively. The decrease in total assets of $10.3 million is primarily due to a $7.8 million decrease in the balance of outstanding residential mortgage loans to $116.4 million at March 31, 2011, as compared to $124.2 million at December 31, 2010, and a $2.4 million net decrease in cash. The decrease in residential mortgage loans outstanding is primarily due to principal pay-downs.

Shareholder’s equity decreased $9.5 million to $121.1 million at March 31, 2011 from $130.6 million at December 31, 2010, due to the $10.0 million return of capital distribution to Webster Bank and the $0.7 million in common and preferred dividend declarations, which was partially offset by $1.2 million of net income for the three months ended March 31, 2011.

Asset Quality

All loans held by the Company were originated by Webster Bank in the ordinary course of its mortgage lending activities. As such, the Company’s asset quality is dependent upon Webster Bank’s ability to maintain adequate underwriting standards. At March 31, 2011 and December 31, 2010, the loan portfolio was comprised of residential real estate loans. No loans were acquired by the Company from Webster Bank in the three month period ended March 31, 2011 and for the year ended December 31, 2010.

Non-performing assets, including impaired and restructured loans, loan delinquency and credit losses are considered to be key measures of asset quality. Asset quality is one of the key factors in the determination of the level of the allowance for loan losses. See “Allowance for Loan Losses” contained elsewhere within this section for further information.

Non-performing Assets

The following table summarizes the Company’s non-performing assets for the periods indicated:

(Dollars in thousands)	At March 31, 2011	At December 31, 2010
Loans accounted for on a non-accrual basis, net:
Residential fixed-rate loans	$2,903	$2,902
Residential adjustable-rate loans	2,236	2,699

Total non-performing loans	5,139	5,601
Other real estate owned	204	241

Total non-performing assets	$5,343	$5,842

Allowance for loan losses	$1,666	$1,714
Allowance for loan losses as a percent of non-performing loans	32.42%	30.60%
Allowance for loan losses as a percent of total loans	1.41	1.36

It is the Company’s policy that all loans 90 days or more past due are placed in non-accrual status. When residential loans are placed on non-accrual status the accrual of interest is discontinued and unpaid accrued interest is reversed and charged against interest income. Non-accrual loans totaled $5.1 million at March 31, 2011 and $5.6 million at December 31, 2010, respectively, and represented 4.4% and 4.5% of gross loans as of March 31, 2011 and December 31, 2010, respectively. Interest on non-accrual loans that would have been recorded as additional interest income for the three months ended March 31, 2011 and 2010 had the loans been current in accordance with their original terms totaled approximately $25.5 thousand and $63.6 thousand, respectively.

Delinquent Loans

The following table sets forth information on the Company’s delinquent loans, past due 30-89 days and still accruing for the periods indicated:

	At March 31, 2011		At December 31, 2010
(In thousands)	Principal Balance	% of Loans	Principal Balance	% of Loans
Past due 30-89 days:
Residential fixed-rate loans	$378	0.32%	$530	0.42%
Residential adjustable-rate loans	816	0.69	389	0.31

Total past due 30-89 days and still accruing	$1,194	1.01%	$919	0.73%

Impaired Loans

The Company, through its servicing agreement with Webster Bank, individually reviews loans not expected to be collected in accordance with the original terms of the contractual agreement with Webster Bank for impairment based on the fair value of expected cash flows or collateral. At March 31, 2011, the recorded investment balance of impaired loans totaled $6.8 million, including loans of $6.5 million with an impairment allowance of $0.6 million. At December 31, 2010, the recorded investment balance of impaired loans totaled $6.0 million, including loans of $5.7 million with an impairment allowance of $0.6 million. The increase in impaired loans is the result of an increase in troubled debt restructurings (“TDRs”). The majority of TDRs remain in the impaired population for the remaining life of the loan.

Any impaired loan for which no specific valuation allowance was necessary at March 31, 2011 is the result of either sufficient cash flow or sufficient collateral coverage, or previous charge off amounts that reduced the book value of the loan to an amount equal to or below the fair value of the collateral.

To the extent that the recovery of a loan balance is collateral dependent, the Company obtains an independent appraisal. The appraised value is reduced for selling costs and additional discounts for historical experience with foreclosed real estate and repossessed asset sales, if necessary, to determine the estimated fair value of the collateral. The fair value is then compared to the loan balance. Any shortfall in fair value is charged against the allowance for loan losses in the month the related appraisal is received. Since the fair value of the collateral considers selling costs and adjustments for historical experience with foreclosed real estate and repossessed asset sales, charge offs may be incurred that reduce a loan balance below appraised value. Accordingly, amounts are charged off to bring the loan balance to fair value. No partial or excess charge offs occur. The loan remains on non-performing status subsequent to recording a partial charge off. Non-performing loans, which have not been modified, may qualify to return to performing status if unpaid interest is less than 90 days past due and there is no potential for future loss of the outstanding principal. Generally, if the loan has been modified, payment must be received under the new terms for a period of no less than six months before returning to performing status.

Updated appraisals are obtained for a collateral dependent loan upon a borrower credit event (i.e. renewal or modification) or as part of the foreclosure proceedings. New appraisals may not be ordered if the most recent appraisal was obtained in the past twelve months or the loan amount is under $250.0 thousand or other Financial Institutions Reform Recovery and Enforcement Act (“FIRREA”) acceptable real estate evaluations are permitted. The twelve month timeframe reflects the Company’s desire to obtain an appraisal as close to the foreclosure date, as possible, to ensure compliance with the court’s guidelines, which generally require appraisals not more than 30-90 days old. Appraisals, which are performed by independent, licensed appraisers, are requested by the Appraisal Department of Webster Bank. A licensed in-house appraisal officer or qualified reviewer reviews the appraisals when there is significant decline in property value, for all foreclosed properties, for loans greater than 180 days past due and for loans over a threshold of $0.4 million. Webster’s appraisal officer reviews the appraisal for compliance with FIRREA and the Uniform Standards of Professional Appraisal Practice.

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

Troubled Debt Restructurings

A modified loan is considered a TDR when two conditions are met: 1) the borrower is experiencing documented financial difficulty and 2) concessions are made by the Company that would not otherwise be considered for a borrower with similar credit characteristics. The most common types of modifications include below market rate reductions and/or maturity extensions. Modified terms are dependent upon the financial position and needs of the individual borrower, as the Company does not employ modification programs for temporary or trial periods. All modifications are permanent. The modified loan does not revert back to its original terms, even if the modified loan agreement is violated. If the modification agreement is violated, the loan is handled by the Webster’s Restructuring and Recovery group for resolution, which may result in foreclosure.

The Company’s policy is to place all TDRs on non-accrual status for a minimum period of six months. Loans qualify for return to accrual status once they have demonstrated performance with the restructured terms of the loan agreement for a minimum of six months. All TDRs are reported as impaired. Impaired and TDR classification may be removed if the borrower demonstrates compliance with the modified terms and the restructuring agreement specifies a market rate of interest equal to that which would be provided to a borrower with similar credit at the time of restructuring. The majority of TDRs are classified as impaired loans and TDRs for the remaining life of the loan. At March 31, 2011, approximately 65% of the accruing TDRs have been performing in accordance with the restructured terms for more than one year.

At March 31, 2011 and December 31, 2010, TDRs approximated $5.9 million and $5.1 million, respectively, while the allowance for loan losses included specific reserves related to TDRs of $0.6 million for both periods. For the three months ended March 31, 2011 the Company charged off $12.4 thousand for the portion of TDRs deemed to be uncollectible. There was no charge off for the three months ended March 31, 2010. At March 31, 2011 and December 31, 2010, there were no commitments to lend any additional funds to borrowers whose loans were in TDR status.

The following table summarizes TDR loans for the periods indicated:

(In thousands)	At March 31, 2011	At December 31, 2010
Fixed-rate residential loans	$4,573	$3,832
Adjustible-rate residential loans	1,289	1,296

Total TDR loans	$5,862	$5,128

The increase in TDRs reflect the impact on the Company of Webster Bank’s continued mortgage assistance efforts to keep borrowers in their homes. With regard to modifications of the loans, borrowers are required to occupy the home collateralizing the loan as their principal residence, to act in good faith and evidence intent to stay current on their loan, and provide evidence of sufficient income to support modified mortgage payments. At March 31, 2011, 49.5% of TDRs were on accrual status. This compares to 48.4% at December 31, 2010. This improved ratio reflects the ongoing success of the Company’s loan modification efforts. See Note 2 – Residential Mortgage Loans, Net in the notes to condensed financial statements for a discussion of the amount of modified loans, modified loan characteristics and management’s evaluation of the success of its modification efforts.

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

Management considers the adequacy of the allowance for loan losses a critical accounting policy. The adequacy of the allowance for loan losses is subject to judgment in its determination. Actual loan losses could differ materially from management’s estimate if actual loss factors and conditions differ significantly from the assumptions utilized. These factors and conditions include the general economic conditions within the Company’s market as well as trends within real estate values, interest rate and the financial condition of individual borrowers. Webster Bank’s Credit Risk Management committee, in its role as advisor to the Company, meets on a quarterly basis to review and conclude on the adequacy of the allowance. The results are presented to and reviewed by management of the Company. While management believes the allowance for loan losses is adequate as of March 31, 2011, actual results may prove different and these differences could be significant.

At March 31, 2011, the allowance for loan losses was $1.7 million, or 1.41% of the total residential mortgage loan portfolio and 32.42% of total non-performing loans. This compares with an allowance of $1.7 million, or 1.36% of the total loan portfolio, and 30.60% of total non-performing loans at December 31, 2010. Net charge-offs for the three months ended March 31, 2011 were $48 thousand, a decrease of $40 thousand when compared to charge-offs of $88 thousand for the three months ended March 31, 2010.

Allowance for loan losses activity, for the periods indicated, follows:

	Three months ended March 31,
(In thousands)	2011	2010
Allowance for loan losses:
Balance at beginning of the period	$1,714	$2,183
Provision for loan losses	—	—
Charge-offs	(48)	(88)

Balance at end of the period	$1,666	$2,095

Balance at end of period: individually evaluated for impairment	$604	$303

Balance at end of period: collectively evaluated for impairment	$1,062	$1,792

Recorded investment in loans, for the periods indicated, follows:

(In thousands)	At March 31, 2011	At December 31, 2010
Loans:
Ending balance (*)	$117,580	$125,304

Ending balance: individually evaluated for impairment	$6,795	$6,021

Ending balance: collectively evaluated for impairment	$110,785	$119,283

(*)	Loans ending balances do not include $0.4 million and $0.5 million in net unamortized premiums at March 31, 2011 and December 31, 2010, respectively, and $0.1 million in net deferred costs at both March 31, 2011 and December 31, 2010.

Liquidity and Capital Resources

The primary sources of liquidity for the Company are principal and interest payments from residential mortgage loans. The primary uses of liquidity are typically purchases of residential mortgage loans and the payment of dividends on the Company’s common stock and preferred stock.

While scheduled loan amortization is a predictable source of funds, loan prepayments can vary greatly and are influenced by factors such as general interest rates, economic conditions and competition. One of the inherent risks of investing in loans is the ability of such instruments to incur prepayments of principal prior to maturity at prepayment rates different than those estimated at the time of purchase. This generally occurs because of changes in market interest rates.

Dividends on the Series B Preferred Stock are payable at the rate of 8.625% per annum (an amount equal to $0.8625 per annum per share), in all cases if, when and as declared by the Board of Directors of the Company. Dividends on the preferred shares are cumulative and, if declared, payable on January 15, April 15, July 15 and October 15 in each year. The Company periodically makes dividend payments on its common stock in accordance with Company by-laws. Common stock dividends are paid to comply with REIT qualification rules. REIT qualification rules require that at least 90% of net taxable income for the year be distributed to shareholders. The Company has experienced continued prepayments resulting in increased cash levels, and as such, return of capital dividends have been regularly declared in order to return a portion of available cash to its common shareholder.

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

Both Webster Bank and the Company are unable to predict future fluctuations in interest rates. The market values of the Company’s financial assets are sensitive to fluctuations in market interest rates. The market values of fixed-rate loans and mortgage-backed securities tend to decline in value as interest rates rise. If interest rates decrease, the market value of fixed rate loans and mortgage-backed securities generally will tend to increase, with the level of prepayments also typically increasing. The interest income earned on the Company’s adjustable-rate, interest-sensitive instruments, which represent primarily adjustable-rate mortgage loans, may change due to changes in quoted interest-rate indices. The adjustable-rate mortgage loans generally re-price based on a stated margin over U.S. Treasury Securities indices of varying maturities, the terms of which are established at the time that the loan is closed. At March 31, 2011, 42.0% of the Company’s residential mortgage loans were adjustable-rate loans, compared to 40.2% at December 31, 2010.

The following table summarizes the estimated fair values of the Company’s interest-sensitive assets at March 31, 2011 and December 31, 2010, and the projected change to fair values if interest rates instantaneously increase or decrease by 100 basis points. The Company had no interest-sensitive liabilities at March 31, 2011 and December 31, 2010. Loans are presented in the following table gross of the allowance for loan losses and exclude premiums and deferred costs as these components are not interest-sensitive assets:

			Estimated Market Value Impact
(In thousands)	Book Value	Fair Value	-100 BP	+100 BP
At March 31, 2011
Interest sensitive assets:
Fixed-rate residential loans	$68,247	$69,698	N/A	$(2,272)
Adjustable-rate residential loans	49,333	50,115	N/A	(447)

	$117,580	$119,813	N/A	$(2,719)

At December 31, 2010
Interest sensitive assets:
Fixed-rate residential loans	$74,980	$76,171	N/A	$(2,418)
Adjustable-rate residential loans	50,324	50,669	N/A	(467)

	$125,304	$126,840	N/A	$(2,885)

Interest-sensitive assets, when shocked by an immediate plus 100 basis point rate change, sustain an unfavorable $2.7 million, or 2.3%, change in market value at March 31, 2011, compared to an unfavorable $2.9 million, or 2.3%, change in market value at December 31, 2010. As the federal funds rate was at 0.25% on March 31, 2011, the -100 basis point scenario has been excluded.

Based on the Company’s asset/liability mix at March 31, 2011, management estimates that a gradual 200 basis point increase in interest rates would increase net income over the next twelve months by 2.3%.

These assumptions are inherently uncertain and, as a result, the simulation analyses cannot precisely estimate the impact that higher or lower rate environments will have on net income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes, changes in cash flow patterns and market conditions, as well as changes in management’s strategies. Based upon review of the work performed by Webster Bank, management believes that the Company’s interest-rate risk position at March 31, 2011 represents a reasonable level of risk.

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

Item 4. CONTROLS AND PROCEDURES

As of March 31, 2011, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Principal Executive Officer and its Principal Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934). Based on this evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2011 for recording, processing, summarizing and reporting the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms. There was no change in the Company’s internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

There are no material pending legal proceedings, other than ordinary routine litigation incident to its business, to which the Company is a party or of which any of its property is the subject.

Item 1A. RISK FACTORS

During the first quarter of 2011, there were no material changes to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

Item 4. [REMOVED AND RESERVED]

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

WEBSTER PREFERRED CAPITAL CORPORATION
Registrant

Date: May 5, 2011

BY:	/s/ Gregory S. Madar
Gregory S. Madar
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