Form 10-Q
period 2011-06-30
WEBSTER PREFERRED CAPITAL CORP
filed 2011-08-04
CIK 1047865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☑	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The number of outstanding shares of the registrant’s common stock, $.01 par value per share, as of July 29, 2011 was 100 shares.

WEBSTER PREFERRED CAPITAL CORPORATION

PART I. – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

WEBSTER PREFERRED CAPITAL CORPORATION

CONDENSED BALANCE SHEETS

	June 30, 2011	December 31, 2010
(In thousands, except share and per share data)	(unaudited)
Assets:
Cash	$4,035	$6,734

Residential mortgage loans	113,489	125,864
Allowance for loan losses	(1,661)	(1,714)

Residential mortgage loans, net	111,828	124,150
Other real estate owned	163	241
Accrued interest receivable and other assets	409	433

Total assets	$116,435	$131,558

Liabilities:
Accrued dividends	$180	$927
Accrued expenses and other liabilities	71	44

Total liabilities	251	971

Shareholder’s Equity:
Series B 8.625% cumulative redeemable preferred stock, liquidation preference $10 per share; par value $1.00 per share: 1,000,000 shares authorized, issued and outstanding	1,000	1,000
Common stock, par value $.01 per share:
Authorized – 1,000 shares
Issued and outstanding - 100 shares	1	1
Paid-in capital	117,800	132,800
Accumulated deficit	(2,617)	(3,214)

Total shareholder’s equity	116,184	130,587

Total liabilities and shareholder’s equity	$116,435	$131,558

See accompanying notes to condensed financial statements.

WEBSTER PREFERRED CAPITAL CORPORATION

CONDENSED STATEMENTS OF INCOME (unaudited)

	Three months ended June 30,		Six months ended June 30,
(In thousands, except per share data)	2011	2010	2011	2010
Interest income:
Interest and fees on loans, net	$1,253	$1,682	$2,566	$3,497

Total interest income	1,253	1,682	2,566	3,497
Provision for loan losses	—	—	—	—

Net interest income after provision for loan losses	1,253	1,682	2,566	3,497

Non-interest expense:
Advisory fee expense paid to Parent	55	55	110	110
Other expenses	77	39	114	72

Total non-interest expense	132	94	224	182

Net income	1,121	1,588	2,342	3,315
Preferred stock dividends	215	215	431	431

Net income available to common shareholder	$906	$1,373	$1,911	$2,884

Basic net income per common share	$9,060	$13,730	$19,110	$28,840

See accompanying notes to condensed financial statements.

WEBSTER PREFERRED CAPITAL CORPORATION

CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)

	Six months ended June 30,
(In thousands, except per share data)	2011	2010
Beginning Balance	$130,587	$157,586
Net income	2,342	3,315
Return of capital dividend	(15,000)	(14,000)
Preferred stock dividends	(431)	(431)
Common stock dividends ($13,140 per share and $34,170 per share, respectively)	(1,314)	(3,417)

Ending Balance	$116,184	$143,053

See accompanying notes to condensed financial statements.

WEBSTER PREFERRED CAPITAL CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS (unaudited)

	Six months ended June 30,
(In thousands)	2011	2010
Operating Activities:
Net income	$2,342	$3,315
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization and accretion	77	67
Foreclosed and repossessed asset write-downs	43	—
Net decrease in accrued interest receivable and other assets	24	10
Net increase (decrease) in accrued expenses and other liabilities	27	(76)

Net cash provided by operating activities	2,513	3,316

Investing Activities:
Net decrease in residential mortgage loans	12,280	11,244

Net cash provided by investing activities	12,280	11,244

Financing Activities:
Dividends paid on preferred stock	(431)	(431)
Dividends paid on common stock	(2,061)	(3,417)
Return of capital dividend	(15,000)	(14,000)

Net cash used for financing activities	(17,492)	(17,848)

Net decrease in cash	(2,699)	(3,288)
Cash at beginning of period	6,734	6,374

Cash at end of period	$4,035	$3,086

Noncash investing activities:
Transfer of loans, net to other real estate owned	$—	$447

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

The Company has elected to be treated as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”). The Company will generally not be subject to Federal or Connecticut state income taxes for as long as it maintains its qualification as a REIT, requiring, among other organizational and operational issues, that it distribute to its shareholders at least 90%, on an annual basis, of its “REIT taxable income” (not including capital gains and certain items of noncash income). All of the shares of the Company’s common stock, par value $0.01 per share, are owned by Webster Bank, which is a federally chartered and federally insured commercial bank. Webster Bank has indicated to the Company that, for as long as any of the Company’s preferred shares are outstanding, Webster Bank intends to maintain direct ownership of 100% of the outstanding common stock of the Company.

Basis of Presentation

The Condensed Financial Statements in this Quarterly Report on Form 10-Q have not been audited by an independent registered public accounting firm, but in the opinion of management, reflect all adjustments necessary for a fair presentation of the Company’s financial position and results of operations. All such adjustments were of a normal and recurring nature. The Condensed Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission (“SEC”). Accordingly, the Condensed Financial Statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s Financial Statements, and notes thereto, for the year ended December 31, 2010, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 1, 2011. Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year or any future period.

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

Reclassifications

Certain items in prior financial statements have been reclassified to conform to current presentation. These reclassifications had no impact on the Company’s financial position, results of operations or net change in cash or cash equivalents.

There have been no changes to the Company’s significant accounting policies that were disclosed in the 2010 Form 10-K.

Accounting Standards Updates

ASU No. 2011-02, “Receivables (Topic 310)—A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” In April 2011, the FASB issued ASU No. 2011-02 to clarify when a loan modification or restructuring is considered a troubled debt restructuring (“TDR”). The changes apply to a lender that modifies a receivable covered by Subtopic 310-40, “Receivables—Troubled Debt Restructurings by Creditors.” In evaluating whether a restructuring constitutes a TDR, a creditor must separately conclude that both of the following exist: (i) the restructuring constitutes a concession and (ii) the debtor is experiencing financial difficulties. A creditor may determine that a debtor is experiencing financial difficulties, even though the debtor is not currently in default, if the creditor determines it is probable that the debtor would default on its payments for any of its debts in the foreseeable future without the loan modification. Lenders who determine that they are making a concession on the terms of the loan to a borrower who is having financial problems should follow the guidance found in ASU No. 2011-02. The guidance on identifying and disclosing TDRs is effective for interim and annual reporting periods beginning on or after June 15, 2011 and applies retrospectively to restructuring occurring on or after the beginning of the year. The guidance on measuring the impairment of a receivable restructured in a troubled debt restructuring is effective on a prospective basis. The Company is currently evaluating the impact of the adoption of this accounting standard update on the Company’s financial statements. See Note 2 – Residential Mortgage Loans, Net.

ASU No. 2011-04, “Fair Value Measurement (Topic 820)—Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs.” In May 2011, the FASB issued ASU No. 2011-04 which will supersede most of the accounting guidance currently found in Topic 820 of FASB’s ASC. The amendments will improve comparability of fair value measurements presented and disclosed in financial statements prepared with GAAP and International Financial Reporting Standards (“IFRS”). The amendments also clarify the application of existing fair value measurement requirements. These amendments include (1) the application of the highest and best use and valuation premise concepts, (2) measuring the fair value of an instrument classified in a reporting entity’s shareholders’ equity and (3) disclosing quantitative information about the unobservable inputs used within the Level 3 hierarchy. The guidance is effective for the Company’s interim and annual periods beginning after December 15, 2011 and will be applied prospectively. The Company is currently evaluating the impact of the adoption of this accounting standards update on the Company’s Condensed Financial Statements.

Note 2: Residential Mortgage Loans, Net

A summary of residential mortgage loans, net, by type and original maturity follows:

(In thousands)	At June 30, 2011	At December 31, 2010
Fixed-rate loans:
15 year	$2,895	$4,117
20 year	2,382	2,419
25 year	1,574	1,921
30 year	58,348	66,523

Total fixed-rate loans	65,199	74,980

Adjustable-rate loans:
15 year	171	184
20 year	104	109
25 year	309	338
30 year	47,223	49,693

Total adjustable-rate loans	47,807	50,324

Loans receivable	113,006	125,304
Premiums and deferred costs on loans, net	483	560

Total residential mortgage loans	113,489	125,864
Accrued interest	391	433

Recorded investment	$113,880	$126,297

Recorded investment: individually evaluated for impairment	$6,876	$5,716

Recorded investment: collectively evaluated for impairment	$107,004	$120,581

All of the residential mortgage loans held by the Company at June 30, 2011 and December 31, 2010 were acquired from Webster Bank. There have been no loans acquired from Webster Bank or transferred to Webster Bank for the periods presented.

At June 30, 2011 and December 31, 2010, 57.7% and 59.8%, respectively, of the Company’s residential mortgage loans were fixed rate loans and 42.3% and 40.2%, respectively, were adjustable-rate loans.

Allowance for loan losses. The following table provides detail of activity in the Company’s allowance for loan losses:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2011	2010	2011	2010
Allowance for loan losses:
Balance at beginning of the period	$1,666	$2,095	$1,714	$2,183
Provision for loan losses	—	—	—	—
Charge-offs	(5)	(148)	(53)	(236)

Balance at end of the period	$1,661	$1,947	$1,661	$1,947

Balance at end of period: individually evaluated for impairment	$674	$466	$674	$466

Balance at end of period: collectively evaluated for impairment	$987	$1,481	$987	$1,481

Risk Management. The Company, through its servicing agreement with Webster Bank, uses policies and procedures established jointly by line and risk management personnel to monitor and manage loan risk. This activity, coupled with relatively small loan amounts, predominately collateralized structures spread across many individual borrowers, minimizes risk. Additionally, trend and outlook reports are reviewed by management on a regular basis. Underwriting factors for residential mortgage loans include the borrower’s FICO score, the loan to property value and the borrower’s debt to income level, and are also influenced by statutory requirements.

A summary of the residential mortgage loans portfolio aging follows:

At June 30, 2011

(In thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable (*)
Residential:
Residential fixed-rate loans	$620	$215	$1,929	$2,764	$62,435	$65,199
Residential adjustable-rate loans	489	115	2,285	2,889	44,918	47,807

	1,109	330	4,214	5,653	107,353	113,006
Accrued interest	12	6	—	18	373	391

Total	$1,121	$336	$4,214	$5,671	$107,726	$113,397

At December 31, 2010

(In thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable (*)
Residential:
Residential fixed-rate loans	$405	$125	$2,902	$3,432	$71,548	$74,980
Residential adjustable-rate loans	389	—	2,699	3,088	47,236	50,324

	794	125	5,601	6,520	118,784	125,304
Accrued interest	10	1	—	11	422	433

Total	$804	$126	$5,601	$6,531	$119,206	$125,737

(*)	The loan balances reflected in the table presented above do not include $395 thousand and $437 thousand in net unamortized premiums and $88 thousand and $123 thousand in net deferred costs at June 30, 2011 and December 31, 2010, respectively.

Loans on Nonaccrual Status. It is the Company’s policy that all loans 90 days or more past due are placed in non-accrual status. Non-accrual loans totaled $4.2 million at June 30, 2011 and $5.6 million at December 31, 2010 and represented 3.7% and 4.5% of total loans receivable as of June 30, 2011 and December 31, 2010, respectively. When residential loans are placed on non-accrual status, the accrual of interest is discontinued and unpaid accrued interest is reversed and charged against interest income. Interest on non-accrual loans that would have been recorded as additional interest income for the three and six months ended June 30, 2011 and 2010 had the loans been current in accordance with their original terms totaled approximately $29 thousand and $54 thousand, and $43 thousand and $93 thousand, respectively.

Impaired Loans. The Company, through its servicing agreement with Webster Bank, has an impairment analysis performed for all modified loans that are deemed to be a TDR and specific reserves are established as appropriate. For those TDRs where recovery is cash flow dependent, the original contractual interest rates for the loans are used as the discount rates for fixed rate loans. The current rate is used as the discount rate when the interest rate floats with a specified index. A change in terms or payments would be included in the impairment calculation. A specific valuation allowance is established equal to the calculated amount of impairment. Impairment is evaluated on a pooled basis for smaller-balance loans of a similar nature.

The recorded investment balance of impaired loans totaled $6.9 million, with established specific reserves of $0.7 million, at June 30, 2011. At December 31, 2010, the recorded investment balance of impaired loans totaled $5.7 million with established specific reserves of $0.6 million.

The following table summarizes impaired loans as of June 30, 2011 and December 31, 2010:

	At June 30, 2011
(In thousands)	Recorded Investment	Unpaid Pricipal Balance	Valuation Allowance	Average Investment in Impaired Loans
Loans without a specific valuation allowance:
Fixed-rate residential loans	$—	$—	$—	$—
Adjustable-rate residential loans	—	—	—	—

Loans with a specific valuation allowance:
Fixed-rate residential loans	5,294	5,575	620	4,839
Adjustable-rate residential loans	1,582	1,575	54	1,458

Total	$6,876	$7,150	$674	$6,297

	At December 31, 2010
(In thousands)	Recorded Investment	Unpaid Pricipal Balance	Valuation Allowance	Average Investment in Impaired Loans
Loans without a specific valuation allowance:
Fixed-rate residential loans(*)	$—	$—	$—	$—
Adjustable-rate residential loans	—	—	—	—

Loans with a specific valuation allowance:
Fixed-rate residential loans	4,383	4,647	531	2,986
Adjustable-rate residential loans	1,333	1,329	33	667

Total	$5,716	$5,976	$564	$3,653

(*)	As permitted in accordance with applicable accounting guidance, non-TDR residential mortgage loans that are collectively evaluated for impairment on a pooled basis have been removed from the data with respect to impaired loans without a specific valuation allowance as originally presented in Webster Preferred Capital Corporation’s 10-K for the year ended December 31, 2010. Management believes that these changes are immaterial to the Company’s financial statements and align reporting of such data more closely with peers.

The following table summarizes interest income recognized on impaired loans for the three and six months ended June 30, 2011 and 2010:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2011	2010	2011	2010
Loans without a specific valuation allowance:
Fixed-rate residential loans	$—	$—	$—	$—
Adjustable-rate residential loans	—	—	—	—

Loans with a specific valuation allowance:
Fixed-rate residential loans	53	42	105	57
Adjustable-rate residential loans	19	—	33	—

Total	$72	$42	$138	$57

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

The Company’s policy is to place all TDRs on non-accrual status for a minimum period of six months. Loans qualify for return to accrual status once they have demonstrated performance with the restructured terms of the loan agreement for a minimum of six months. All TDRs are reported as impaired at June 30, 2011 and December 31, 2010. TDRs are classified as impaired loans and TDRs for the remaining life of the loan.

The recorded investment balance of TDRs approximated $6.9 million at June 30, 2011 and $5.7 million at December 31, 2010. There were $5.0 million and $2.8 million TDRs on accrual status and $1.9 million and $2.9 million TDRs on nonaccrual status at June 30, 2011 and December 31, 2010, respectively. At June 30, 2011 and December 31, 2010, the allowance for loan losses included specific reserves of $0.7 million and $0.6 million, respectively, related to TDRs. For the three and six months ended June 30, 2011 and 2010, the Company charged off $2 thousand and $14 thousand and $13 thousand and $101 thousand, respectively, for the portion of TDRs deemed to be uncollectible. At June 30, 2011 and December 31, 2010, there were no commitments to lend any additional funds to borrowers whose loans were in TDR status.

The following table provides information on loans modified as a TDR during the three and six months ended June 30, 2011 and 2010:

	For the Three Months Ended June 30,
	2011				2010
	Total TDRs				Total TDRs
(Dollars in thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Coupon Rate	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Coupon Rate
Residential:
Fixed	1	$146	$146	3.3%	7	$1,438	$1,438	5.3%
Variable	1	262	262	2.9	—	—	—	—

TOTAL	2	$408	$408	3.0%	7	$1,438	$1,438	5.3%

	For the Six Months Ended June 30,
	2011				2010
	Total TDRs				Total TDRs
(Dollars in thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Coupon Rate	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Coupon Rate
Residential:
Fixed	6	$944	$944	3.8%	8	$1,697	$1,697	5.1%
Variable	1	262	262	2.9	—	—	—	—

TOTAL	7	$1,206	$1,206	3.6%	8	$1,697	$1,697	5.1%

The following table provides information on how loans were modified as TDRs during the three and six months ended June 30, 2011 and 2010:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands)	2011	2010	2011	2010
Extended Maturity	$262	$271	$465	$271
Adjusted Interest Rates	—	595	—	595
Combination of Rate and Maturity	146	153	741	412
Other (*)	—	419	—	419

Total	$408	$1,438	$1,206	$1,697

(*)	Other includes covenant modifications, forebearance and other concessions or combination of concessions that do not consist of interest rate adjustments and/or maturity extensions.

The following table provides information on loans modified as TDRs within the previous 12 months and for which there were payment defaults during the three and six months ended June 30, 2011 and 2010:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2011		2010		2011		2010
(Dollars in thousands)	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Residential:
Fixed	—	$—	—	$—	1	$154	—	$—
Variable	—	—	—	—	—	—	—	—

TOTAL	—	$—	—	$—	1	$154	—	$—

Note 3: Redeemable Preferred Stock

In December 1997, the Company issued 1,000,000 shares of Series B 8.625% cumulative redeemable preferred stock at $10 per share. The preferred stock is redeemable after January 15, 2003 at the option of the Company. The redemption price is $10 per share. As of June 30, 2011, there have been no redemptions. The preferred shares are listed on NASDAQ under the symbol “WBSTP” and are not exchangeable into common stock or any other securities and carry no participation rights. Dividends paid on the preferred stock totaled $215 thousand and $431 thousand during the three and six months ended June 30, 2011 and 2010, respectively, and are reflected as preferred stock dividends in the accompanying Condensed Statements of Income.

Note 4: Servicing

The mortgage loans owned by the Company are serviced by Webster Bank pursuant to the terms of an Amended and Restated Service Agreement (the “Service Agreement”). Webster Bank in its role as servicer receives fees at an annual rate of 9.58 basis points for loan servicing and collection, and 5 basis points for all other services to be provided, as needed, in each case based on the daily outstanding balances of all the Company’s loans for which Webster Bank is responsible for servicing. The services provided to the Company by Webster Bank are at the level of a sub-servicing agreement. Servicing fees paid for the three and six months ended June 30, 2011 and 2010 were approximately $28 thousand and $57 thousand and $33 thousand and $63 thousand, respectively. Servicing fees are netted against interest income in the accompanying Condensed Statements of Income, as they are considered a reduction in yield to the Company.

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

The Company recognizes interest and penalties related to unrecognized tax benefits, where applicable, in income tax expense. No interest or penalties were recognized in its Condensed Statements of Income for the three and six months ended June 30, 2011 and 2010, or accrued within its Condensed Balance Sheets at June 30, 2011 and December 31, 2010. If the Company fails to qualify as a REIT in any taxable year, it will be subject to Federal and Connecticut income tax at regular corporate rates. The Company’s Federal and Connecticut income tax returns remain open to examination for tax years subsequent to 2006.

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

The Company uses fair value to record adjustments to certain assets and to prepare required disclosures. The Company has no financial or non-financial assets measured at fair value on a recurring basis. Certain assets are measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets measured at fair value on a non-recurring basis include certain impaired loans reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. Collateral values are estimated using Level 3 inputs based on customized discounting criteria. Non-financial assets measured at fair value on a non-recurring basis include other real estate owned (upon initial recognition or subsequent impairment). Fair value measurements may be based upon appraisals or third-party price opinions and, accordingly, those measurements are classified as Level 2. Other fair value measurements may be based on internally developed pricing methods, and those measurements are classified as Level 3.

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

A summary of estimated fair values of significant financial instruments consisted of the following:

	At June 30, 2011		At December 31, 2010
(In thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash	$4,035	$4,035	$6,734	$6,734
Residential mortgage loans, net	111,828	116,523	124,150	126,840

Other Real Estate Owned. Other real estate owned consists of real estate or assets acquired through repossession that are carried at the lower of cost or fair value less the estimated costs to sell. Independent appraisals are obtained to substantiate fair value and may be subject to adjustment based upon historical experience or specific geographic trends impacting the property. At the time a loan is referred to foreclosure, the excess of loan balance over fair value less cost to sell is charged off against the allowance for loan loss. Subsequent write-downs in value, maintenance expenses, and losses upon sale are charged to non-interest expense. Fair value measurements may be based upon appraisals or third-party price opinions and, accordingly, those measurements are classified as Level 2. Other fair value measurements may be based on internally developed pricing methods, and those measurements are classified as Level 3. Other real estate owned is separately stated in the accompanying Condensed Balance Sheets.

The Company held other real estate owned totaling $163 thousand and $241 thousand at June 30, 2011 and December 31, 2010, respectively. The decrease of $78 thousand was due to a $43 thousand write-down of properties and $35 thousand charged off for a fair value appraisal relating to a property transferred to other real estate owned in late December 2010. There were no loans transferred to other real estate owned during the three and six months ended June 30, 2011. For the three and six months ended June 30, 2010, loans with a carrying value of $447 thousand were transferred to other real estate owned.

WEBSTER PREFERRED CAPITAL CORPORATION

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The Company is a subsidiary of Webster Bank and has elected to be treated as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”). The Company will generally not be subject to Federal and Connecticut state income taxes for as long as it maintains its qualification as a REIT, requiring, among other organizational and operational issues, that it distribute to shareholders at least 90%, on an annual basis, of its “REIT taxable income” (not including capital gains and certain items of noncash income). The following discussion of the Company’s financial condition and results of operations should be read in conjunction with the Company’s condensed financial statements and other financial data included elsewhere herein and in conjunction with the Company’s Financial Statements, and notes thereto, for the year ended December 31, 2010, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 1, 2011.

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

Summary

The Company’s net income for the three and six months ended June 30, 2011 was $1.1 million and $2.3 million, respectively compared to $1.6 million and $3.3 million for the comparable periods in 2010. The decrease in net income of $0.5 million and $1.0 million for the three and six months ended June 30, 2011, respectively, from the comparable periods is primarily due to lower interest income.

Results of Operations

The Company reported net income available to the common shareholder of $0.9 million and $1.9 million for the three and six months ended June 30, 2011, respectively, a decrease of $0.5 million and $1.0 million compared to the respective periods in 2010. The decreases are primarily a result of declining loan balances due to principal pay-downs on outstanding residential real estate loans and from lower yields on variable rate loans.

For the three and six months ended June 30, 2011 average loans outstanding decreased $28.8 million and $29.0 million, respectively, compared to the three and six months ended June 30, 2010, respectively. The average yield for residential mortgage loans for the three months ended June 30, 2011 was 4.33% compared to 4.66% for the three months ended June 30, 2010, a decline of 33 basis points. The average yield for residential mortgage loans for the six months ended June 30, 2011 was 4.33% compared to 4.74% for the six months ended June 30, 2010, a decline of 41 basis points.

Interest Income

Total interest income, net of servicing fees, was $1.3 million and $2.6 million for the three and six months ended June 30, 2011, respectively, compared to $1.7 million and $3.5 million for the three and six months ended June 30, 2010, respectively. The decrease of $0.4 million and $0.9 million, respectively, is a result of declining loan balances due to principal pay-downs and from lower yields on variable rate loans. Approximately 74% and 69% of the decrease is due to lower average loan balances, while approximately 26% and 31% is due to decreases in interest rates on variable rate loans for the three and six months ended June 30, 2011, respectively.

The following table presents the average balances and yields on the Company’s interest-earning assets for the periods indicated:

	Three Months Ended			Three Months Ended
	June 30, 2011			June 30, 2010
	Average	Interest	Average	Average	Interest	Average
(Dollars in thousands)	Balance	Income	Yield	Balance	Income	Yield
Residential mortgage loans	$115,652	$1,253	4.33%	$144,436	$1,682	4.66%

	Six Months Ended			Six Months Ended
	June 30, 2011			June 30, 2010
	Average	Interest	Average	Average	Interest	Average
(Dollars in thousands)	Balance	Income	Yield	Balance	Income	Yield
Residential mortgage loans	$118,450	$2,566	4.33%	$147,465	$3,497	4.74%

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

The following table presents a summary of the changes in interest income resulting from changes in the volume of average asset balances and changes in the average yields for the three and six months ended June 30, 2011 when compared with the comparable periods for the preceding year:

	Three Months Ended June 30,			Six Months Ended June 30,
	2011 v. 2010			2011 v. 2010
	Decrease due to			Decrease due to
(In thousands)	Rate	Volume	Total	Rate	Volume	Total
Interest on interest-earning assets:
Residential mortgage loans, net	$111	$318	$429	$284	$647	$931

Net change in total interest income	$111	$318	$429	$284	$647	$931

Non-Interest Expense

The Company incurs advisory fee expense payable to Webster Bank pursuant an advisory agreement for services relating to day-to-day operations. Advisory fees for the three and six months ended June 30, 2011 and 2010 were $55 thousand and $110 thousand, respectively. Other expenses consist primarily of audit fees, exchange listing fees, write-downs on other real estate owned and other shareholder costs. Other expenses totaled $77 thousand and $114 thousand for the three and six months ended June 30, 2011, respectively, compared to $39 thousand and $72 thousand for the three and six months ended June 30, 2010, respectively. The increase for the three and six months ended June 30, 2011 over the respective 2010 periods is due to a $43 thousand write-down of other real estate owned.

Financial Condition

The Company had total assets of $116.4 million and $131.6 million at June 30, 2011 and December 31, 2010, respectively. The decrease in total assets of $15.2 million is primarily due to a $12.4 million decrease in the balance of outstanding residential mortgage loans to $111.8 million at June 30, 2011, as compared to $124.2 million at December 31, 2010, and a $2.7 million net decrease in cash. The decrease in residential mortgage loans outstanding is primarily due to principal pay-downs.

Shareholder’s equity decreased $14.4 million to $116.2 million at June 30, 2011 from $130.6 million at December 31, 2010, primarily due to the $15.0 million return of capital distribution to Webster Bank. Net income for the six months ended June 30, 2011 of $2.3 million was partially offset by the $1.8 million in common and preferred dividend declarations.

Asset Quality

All loans held by the Company were originated by Webster Bank in the ordinary course of its mortgage lending activities. As such, the Company’s asset quality is dependent upon Webster Bank’s ability to maintain adequate underwriting standards. At June 30, 2011 and December 31, 2010, the loan portfolio was comprised of residential real estate loans. No loans were acquired by the Company from Webster Bank in the six months ended June 30, 2011 or for the year ended December 31, 2010.

Non-performing assets, including impaired and restructured loans, loan delinquency and credit losses are considered to be key measures of asset quality. Asset quality is one of the key factors in the determination of the level of the allowance for loan losses. See “Allowance for Loan Losses” contained elsewhere within this section for further information.

Non-performing Assets

The following table summarizes the Company’s non-performing assets for the periods indicated:

(Dollars in thousands)	At June 30, 2011	At December 31, 2010
Loans accounted for on a non-accrual basis, net:
Residential fixed-rate loans	$1,929	$2,902
Residential adjustable-rate loans	2,285	2,699

Total non-performing loans	4,214	5,601
Other real estate owned	163	241

Total non-performing assets	$4,377	$5,842

Allowance for loan losses	$1,661	$1,714
Allowance for loan losses as a percent of non-performing loans	39.42%	30.60%
Allowance for loan losses as a percent of total loans	1.46	1.36

It is the Company’s policy that all loans 90 days or more past due are placed in non-accrual status. When residential loans are placed on non-accrual status, the accrual of interest is discontinued and unpaid accrued interest is reversed and charged against interest income. Non-accrual loans totaled $4.2 million at June 30, 2011 and $5.6 million at December 31, 2010, respectively, and represented 3.7% and 4.5% of total loans receivable as of June 30, 2011 and December 31, 2010, respectively. Interest on non-accrual loans that would have been recorded as additional interest income for the three and six months ended June 30, 2011 and 2010 had the loans been current in accordance with their original terms totaled approximately $29 thousand and $54 thousand and $43 thousand and $93 thousand, respectively.

Delinquent Loans

The following table sets forth information on the Company’s delinquent loans, past due 30-89 days and still accruing for the periods indicated:

	At June 30, 2011		At December 31, 2010
(Dollars in thousands)	Principal Balance	% of Loans	Principal Balance	% of Loans
Past due 30-89 days:
Residential fixed-rate loans	$835	0.74%	$530	0.42%
Residential adjustable-rate loans	604	0.53	389	0.31

Total past due 30-89 days and still accruing	$1,439	1.27%	$919	0.73%

Impaired Loans

The Company, through its servicing agreement with Webster Bank, has an impairment analysis performed for all modified loans that are deemed to be a TDR and specific reserves are established as appropriate. For those TDRs were recovery is cash flow dependent, the original contractual interest rates for the loans are used as the discount rates for fixed rate loans. The current rate is used as the discount rate when the interest rate floats with a specified index. A change in terms or payment would be included in the impairment calculation. A specific valuation allowance is established equal to the calculated amount of impairment. Impairment is evaluated on a pooled basis for smaller-balance loans of a similar nature. The recorded investment balance of impaired loans totaled $6.9 million, with established specific reserves of $0.7 million, at June 30, 2011. At December 31, 2010, the recorded investment balance of impaired loans totaled $5.7 million with an impairment allowance of $0.6 million. The increase in impaired loans is the result of an increase in troubled debt restructurings (“TDRs”). The majority of TDRs remain in the impaired population for the remaining life of the loan.

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

Updated appraisals are obtained for a collateral dependent loan upon a borrower credit event (i.e. renewal or modification) or as part of the foreclosure proceedings. New appraisals may not be ordered if the most recent appraisal was obtained in the past twelve months or the loan amount is under $250 thousand or other Financial Institutions Reform Recovery and Enforcement Act (“FIRREA”) acceptable real estate evaluations are permitted. The twelve month timeframe reflects the Company’s desire to obtain an appraisal as close to the foreclosure date as possible to ensure compliance with the court’s guidelines, which generally require appraisals not more than 30-90 days old. Appraisals, which are performed by independent, licensed appraisers, are requested by the Appraisal Department of Webster Bank. A licensed in-house appraisal officer or qualified reviewer reviews the appraisals when there is significant decline in property value, for all foreclosed properties, for loans greater than 180 days past due and for loans over a threshold of $400 thousand. Webster’s appraisal officer reviews the appraisal for compliance with FIRREA and the Uniform Standards of Professional Appraisal Practice.

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

The Company’s policy is to place all TDRs on non-accrual status for a minimum period of six months. Loans qualify for return to accrual status once they have demonstrated performance with the restructured terms of the loan agreement for a minimum of six months. All TDRs are reported as impaired. TDRs are classified as impaired loans and TDRs for the remaining life of the loan. At June 30, 2011 and December 31, 2010, the majority of the Company’s TDRs are on accrual status. At June 30, 2011, approximately 64% of the accruing TDRs have been performing in accordance with the restructured terms for more than one year.

The recorded investment balance of TDRs approximated $6.9 million at June 30, 2011 and $5.7 million at December 31, 2010. There were $5.0 million and $2.8 million TDRs on accrual status and $1.9 million and $2.9 million TDRs on nonaccrual status at June 30, 2011 and December 31, 2010, respectively. At June 30, 2011 and December 31, 2010, the allowance for loan losses included specific reserves of $0.7 million and $0.6 million, respectively, related to TDRs. For the three and six months ended June 30, 2011 and 2010, the Company charged off $2 thousand and $14 thousand and $13 thousand and $101 thousand, respectively, for the portion of TDRs deemed to be uncollectible. At June 30, 2011 and December 31, 2010, there were no commitments to lend any additional funds to borrowers whose loans were in TDR status.

The following table summarizes TDR loans for the periods indicated:

(In thousands)	At June 30, 2011	At December 31, 2010
Fixed-rate residential loans	$5,294	$4,383
Adjustible-rate residential loans	1,582	1,333

Total TDR loans	$6,876	$5,716

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

Management considers the adequacy of the allowance for loan losses a critical accounting policy. The adequacy of the allowance for loan losses is subject to judgment in its determination. Actual loan losses could differ materially from management’s estimate if actual loss factors and conditions differ significantly from the assumptions utilized. These factors and conditions include the general economic conditions within the Company’s market as well as trends within real estate values, interest rate and the financial condition of individual borrowers. Webster Bank’s Credit Risk Management committee, in its role as advisor to the Company, meets on a quarterly basis to review and conclude on the adequacy of the allowance. The results are presented to and reviewed by management of the Company. While management believes the allowance for loan losses is adequate as of June 30, 2011, actual results may prove different and these differences could be significant.

At June 30, 2011, the allowance for loan losses was $1.7 million, or 1.46% of the total residential mortgage loan portfolio and 39.42% of total non-performing loans. This compares with an allowance of $1.7 million, or 1.36% of the total residential mortgage loan portfolio, and 30.60% of total non-performing loans at December 31, 2010. Net charge-offs for the three and six months ended June 30, 2011 were $5 thousand and $53 thousand, a decrease of $143 thousand and $183 thousand, respectively, when compared to charge-offs of $148 thousand and $236 thousand for the three and six months ended June 30, 2010.

Allowance for loan losses activity, for the periods indicated, follows:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2011	2010	2011	2010
Allowance for loan losses:
Balance at beginning of the period	$1,666	$2,095	$1,714	$2,183
Provision for loan losses	—	—	—	—
Charge-offs	(5)	(148)	(53)	(236)

Balance at end of the period	$1,661	$1,947	$1,661	$1,947

Balance at end of period: individually evaluated for impairment	$674	$466	$674	$466

Balance at end of period: collectively evaluated for impairment	$987	$1,481	$987	$1,481

Recorded investment in loans, for the periods indicated, follows:

(In thousands)	At June 30, 2011	At December 31, 2010
Loans:
Recorded investment (*)	$113,880	$126,297

Recorded investment: individually evaluated for impairment	$6,876	$5,716

Recorded investment: collectively evaluated for impairment	$107,004	$120,581

(*)	Recorded investment includes $395 thousand and $437 thousand in net unamortized premiums at June 30, 2011 and December 31, 2010, respectively, and $88 thousand and $123 thousand in net deferred costs at June 30, 2011 and December 31, 2010, respectively.

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

Both Webster Bank and the Company are unable to predict future fluctuations in interest rates. The market values of the Company’s financial assets are sensitive to fluctuations in market interest rates. The market values of fixed-rate loans and mortgage-backed securities tend to decline in value as interest rates rise. If interest rates decrease, the market value of fixed rate loans and mortgage-backed securities generally will tend to increase, with the level of prepayments also typically increasing. The interest income earned on the Company’s adjustable-rate, interest-sensitive instruments, which represent primarily adjustable-rate mortgage loans, may change due to changes in quoted interest-rate indices. The adjustable-rate mortgage loans generally re-price based on a stated margin over U.S. Treasury Securities indices of varying maturities, the terms of which are established at the time that the loan is closed. At June 30, 2011, 42.3% of the Company’s residential mortgage loans were adjustable-rate loans, compared to 40.2% at December 31, 2010.

The following table summarizes the estimated fair values of the Company’s interest-sensitive assets at June 30, 2011 and December 31, 2010, and the projected change to fair values if interest rates instantaneously increase or decrease by 100 basis points. The Company had no interest-sensitive liabilities at June 30, 2011 and December 31, 2010. Loans are presented in the following table gross of the allowance for loan losses and exclude premiums and deferred costs as these components are not interest-sensitive assets:

			Estimated Market Value Impact
(In thousands)	Book Value	Fair Value	-100 BP	+100 BP
At June 30, 2011
Interest sensitive assets:
Fixed-rate residential loans	$65,199	$67,555	N/A	$(2,285)
Adjustable-rate residential loans	47,807	48,968	N/A	(449)

	$113,006	$116,523	N/A	$(2,734)

At December 31, 2010
Interest sensitive assets:
Fixed-rate residential loans	$74,980	$76,171	N/A	$(2,418)
Adjustable-rate residential loans	50,324	50,669	N/A	(467)

	$125,304	$126,840	N/A	$(2,885)

Interest-sensitive assets, when shocked by an immediate plus 100 basis point rate change, sustain an unfavorable $2.7 million, or 2.4%, change in market value at June 30, 2011, compared to an unfavorable $2.9 million, or 2.3%, change in market value at December 31, 2010. As the federal funds rate was at 0.25% on June 30, 2011, the -100 basis point scenario has been excluded. Based on the Company’s asset/liability mix at June 30, 2011, management estimates that a gradual 200 basis point increase in interest rates would increase net income over the next twelve months by 2.6%.

These assumptions are inherently uncertain and, as a result, the simulation analyses cannot precisely estimate the impact that higher or lower rate environments will have on net income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes, changes in cash flow patterns and market conditions, as well as changes in management’s strategies. Based upon review of the work performed by Webster Bank, management believes that the Company’s interest-rate risk position at June 30, 2011 represents a reasonable level of risk.

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

Item 4. CONTROLS AND PROCEDURES

As of June 30, 2011, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Principal Executive Officer and its Principal Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934). Based on this evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2011 for recording, processing, summarizing and reporting the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms. There was no change in the Company’s internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

There are no material pending legal proceedings, other than ordinary routine litigation incident to its business, to which the Company is a party or of which any of its property is the subject.

Item 1A. RISK FACTORS

During the second quarter of 2011, there were no material changes to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

Item 4. [REMOVED AND RESERVED]

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Webster Preferred Capital Corporation (the “Company”) (incorporated herein by reference from Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

3.2	Certificate of Amendment of Rights and Preferences of the Series B 8.625% Cumulative Redeemable Preferred Stock of the Company (incorporated herein by reference from Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

3.3	Amended and Restated By-Laws of the Company (incorporated herein by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 9, 2007).

4.1	Specimen of certificate representing the Series B 8.625% Cumulative Redeemable Preferred Stock of the Company (incorporated herein by reference from Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Written Statement pursuant to section 906 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Principal Executive Officer.

32.2	Written Statement pursuant to section 906 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Principal Financial Officer.

101+ ++	The following materials from the Webster Preferred Capital Corporation, Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Statements of Operations, (ii) the Condensed Balance Sheets, (iii) the Condensed Statements of Cash Flows and (iv) related notes, tagged as blocks of text.

+	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.
++	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEBSTER PREFERRED CAPITAL CORPORATION
Registrant

Date: August 3, 2011

BY:	/s/ Gregory S. Madar
Gregory S. Madar
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Webster Preferred Capital Corporation (the “Company”) (incorporated herein by reference from Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

3.2	Certificate of Amendment of Rights and Preferences of the Series B 8.625% Cumulative Redeemable Preferred Stock of the Company (incorporated herein by reference from Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

3.3	Amended and Restated By-Laws of the Company (incorporated herein by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 9, 2007).

4.1	Specimen of certificate representing the Series B 8.625% Cumulative Redeemable Preferred Stock of the Company (incorporated herein by reference from Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Written Statement pursuant to section 906 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Principal Executive Officer.

32.2	Written Statement pursuant to section 906 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Principal Financial Officer.

101+ ++	The following materials from the Webster Preferred Capital Corporation, Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Statements of Operations, (ii) the Condensed Balance Sheets, (iii) the Condensed Statements of Cash Flows and (iv) related notes, tagged as blocks of text.

+	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.
++	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.