Form 10-Q
period 2011-09-30
WEBSTER PREFERRED CAPITAL CORP
filed 2011-11-07
CIK 1047865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of outstanding shares of the registrant’s common stock, $.01 par value per share, as of October 28, 2011 was 100 shares.

WEBSTER PREFERRED CAPITAL CORPORATION

PART I. – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

WEBSTER PREFERRED CAPITAL CORPORATION

CONDENSED BALANCE SHEETS

(In thousands, except share and per share data)	September 30, 2011	December 31, 2010
	(unaudited)
Assets:
Cash	$7,468	$6,734
Residential mortgage loans	110,639	125,864
Allowance for loan losses	(1,397)	(1,714)

Residential mortgage loans, net	109,242	124,150
Other real estate owned	163	241
Accrued interest receivable and other assets	395	433

Total assets	$117,268	$131,558

Liabilities:
Accrued dividends	$180	$927
Accrued expenses and other liabilities	48	44

Total liabilities	228	971

Shareholder’s Equity:
Series B 8.625% cumulative redeemable preferred stock, liquidation preference $10 per share; par value $1.00 per share: 1,000,000 shares authorized, issued and outstanding	1,000	1,000
Common stock, par value $.01 per share:
Authorized – 1,000 shares
Issued and outstanding - 100 shares	1	1
Paid-in capital	117,800	132,800
Accumulated deficit	(1,761)	(3,214)

Total shareholder’s equity	117,040	130,587

Total liabilities and shareholder’s equity	$117,268	$131,558

See accompanying notes to condensed financial statements.

WEBSTER PREFERRED CAPITAL CORPORATION

CONDENSED STATEMENTS OF INCOME (unaudited)

	Three months ended September 30,		Nine months ended September 30,
(In thousands, except per share data)	2011	2010	2011	2010
Interest income:
Interest and fees on loans, net	$1,169	$1,540	$3,735	$5,037

Total interest income	1,169	1,540	3,735	5,037
Provision for loan losses	—	—	—	—

Net interest income after provision for loan losses	1,169	1,540	3,735	5,037

Non-interest expense:
Advisory fee expense paid to Parent	55	55	165	165
Other expenses	42	43	156	115

Total non-interest expense	97	98	321	280

Net income	1,072	1,442	3,414	4,757
Preferred stock dividends	216	216	647	647

Net income available to common shareholder	$856	$1,226	$2,767	$4,110

Basic net income per common share	$8,560	$12,260	$27,670	$41,100

See accompanying notes to condensed financial statements.

WEBSTER PREFERRED CAPITAL CORPORATION

CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)

	Nine months ended September 30,
(In thousands, except per share data)	2011	2010
Beginning Balance	$130,587	$157,586
Net income	3,414	4,757
Return of capital dividend	(15,000)	(21,000)
Preferred stock dividends	(647)	(647)
Common stock dividends ($13,140 per share and $42,660 per share, respectively)	(1,314)	(4,266)

Ending Balance	$117,040	$136,430

See accompanying notes to condensed financial statements.

WEBSTER PREFERRED CAPITAL CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS (unaudited)

	Nine months ended September 30,
(In thousands)	2011	2010
Operating Activities:
Net income	$3,414	$4,757
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization and accretion	112	110
Foreclosed and repossessed asset write-downs	43	25
Net decrease in accrued interest receivable and other assets, net	38	57
Net increase in accrued expenses and other liabilities, net	4	624

Net cash provided by operating activities	3,611	5,573

Investing Activities:
Net decrease in residential mortgage loans	14,831	18,413

Net cash provided by investing activities	14,831	18,413

Financing Activities:
Dividends paid on preferred stock	(647)	(647)
Dividends paid on common stock	(2,061)	(4,266)
Return of capital dividend	(15,000)	(21,000)

Net cash used for financing activities	(17,708)	(25,913)

Net increase (decrease) in cash	734	(1,927)
Cash at beginning of period	6,734	6,374

Cash at end of period	$7,468	$4,447

Noncash investing activities:
Transfer of loans, net to other real estate owned	$—	$447

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

Accounting Standards Updates

ASU No. 2011-02, “Receivables (Topic 310) - A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” In April 2011, the FASB issued ASU No. 2011-02 to clarify when a loan modification or restructuring is considered a troubled debt restructuring (“TDR”). The changes apply to a lender that modifies a receivable covered by Subtopic 310-40, “Receivables—Troubled Debt Restructurings by Creditors.” In evaluating whether a restructuring constitutes a TDR, a creditor must separately conclude that both of the following exist: (i) the restructuring constitutes a concession and (ii) the debtor is experiencing financial difficulties. A creditor may determine that a debtor is experiencing financial difficulties, even though the debtor is not currently in default, if the creditor determines it is probable that the debtor would default on its payments for any of its debts in the foreseeable future without the loan modification. Lenders who determine that they are making a concession on the terms of the loan to a borrower who is having financial problems should follow the guidance found in ASU No. 2011-02. The guidance on identifying and disclosing TDRs applies retrospectively to restructuring occurring on or after the beginning of the year. The guidance on measuring the impairment of a receivable restructured in a troubled debt restructuring is effective on a prospective basis. The provisions of ASU 2011-02 became effective for the Company on July 1, 2011 and did not have a significant impact on the Company’s financial statements. See Note 2 – Residential Mortgage Loans, Net.

ASU No. 2011-04, “Fair Value Measurement (Topic 820) - Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs.” In May 2011, the FASB issued ASU No. 2011-04 which will supersede most of the accounting guidance currently found in Topic 820 of FASB’s ASC. The amendments will improve comparability of fair value measurements presented and disclosed in financial statements prepared with GAAP and International Financial Reporting Standards (“IFRS”). The amendments also clarify the application of existing fair value measurement requirements. These amendments include (1) the application of the highest and best use and valuation premise concepts, (2) measuring the fair value of an instrument classified in a reporting entity’s shareholders’ equity and (3) disclosing quantitative information about the unobservable inputs used within the Level 3 hierarchy. The guidance is effective for the Company’s interim and annual periods beginning after December 15, 2011 and will be applied prospectively. The Company is currently evaluating the impact of the adoption of this accounting standards update on the Company’s Condensed Financial Statements.

Note 2: Residential Mortgage Loans, Net

A summary of residential mortgage loans, net, by type and original maturity follows:

	At September 30,	At December 31,
(In thousands)	2011	2010
Fixed-rate loans:
15 year	$2,726	$4,117
20 year	2,341	2,419
25 year	1,557	1,921
30 year	56,590	66,523

Total fixed-rate loans	63,214	74,980

Adjustable-rate loans:
15 year	164	184
20 year	102	109
25 year	294	338
30 year	46,417	49,693

Total adjustable-rate loans	46,977	50,324

Loans receivable	110,191	125,304
Premiums and deferred costs on loans, net	448	560

Total residential mortgage loans	110,639	125,864
Accrued interest	387	433

Recorded investment	$111,026	$126,297

Recorded investment: individually evaluated for impairment	$7,318	$5,716

Recorded investment: collectively evaluated for impairment	$103,708	$120,581

All of the residential mortgage loans held by the Company at September 30, 2011 and December 31, 2010 were acquired from Webster Bank. There have been no loans acquired from Webster Bank or transferred to Webster Bank for the periods presented.

At September 30, 2011 and December 31, 2010, 57.4% and 59.8%, respectively, of the Company’s residential mortgage loans were fixed rate loans and 42.6% and 40.2%, respectively, were adjustable-rate loans.

Allowance for loan losses. The following table provides detail of activity in the Company’s allowance for loan losses:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2011	2010	2011	2010
Allowance for loan losses:
Balance at beginning of the period	$1,661	$1,947	$1,714	$2,183
Provision for loan losses	—	—	—	—
Charge-offs	(264)	(191)	(317)	(427)

Balance at end of the period	$1,397	$1,756	$1,397	$1,756

Balance at end of period: individually evaluated for impairment	$900	$619	$900	$619

Balance at end of period: collectively evaluated for impairment	$497	$1,137	$497	$1,137

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

A summary of the residential mortgage loans portfolio aging follows:

At September 30, 2011

(In thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Loans Receivable
Residential:
Residential fixed-rate loans	$567	$—	$1,769	$2,336	$61,720	$64,056
Residential adjustable-rate loans	1,310	—	2,268	3,578	43,392	46,970

Total recorded investment	$1,877	$—	$4,037	$5,914	$105,112	$111,026

At December 31, 2010

(In thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Loans Receivable
Residential:
Residential fixed-rate loans	$410	$126	$2,902	$3,438	$72,540	$75,978
Residential adjustable-rate loans	394	—	2,699	3,093	47,226	50,319

Total recorded investment	$804	$126	$5,601	$6,531	$119,766	$126,297

Loans on Nonaccrual Status. It is the Company’s policy that all loans 90 days or more past due are placed in non-accrual status. Non-accrual loans totaled $4.0 million at September 30, 2011 and $5.6 million at December 31, 2010 and represented 3.6% and 4.5% of total loans receivable as of September 30, 2011 and December 31, 2010, respectively. When residential loans are placed on non-accrual status, the accrual of interest is discontinued and unpaid accrued interest is reversed and charged against interest income. Interest on non-accrual loans that would have been recorded as additional interest income for the three and nine months ended September 30, 2011 and 2010 had the loans been current in accordance with their original terms totaled approximately $34 thousand and $185 thousand, and $51 thousand and $123 thousand, respectively.

Impaired Loans. The Company, through its servicing agreement with Webster Bank, has an impairment analysis performed for all modified loans that are deemed to be a TDR and specific reserves are established as appropriate. A loan is deemed impaired when the contractual amounts of principal and interest are not expected to be collected in accordance with contractual provisions. For those TDRs where recovery is cash flow dependent, the original contractual interest rates for the loans are used as the discount rates for fixed rate loans. The current rate is used as the discount rate when the interest rate floats with a specified index. A change in terms or payments would be included in the impairment calculation. A specific valuation allowance is established equal to the calculated amount of impairment. Impairment is evaluated on a pooled basis for smaller-balance loans of a similar nature.

The recorded investment balance of impaired loans totaled $7.3 million, with established specific reserves of $0.9 million, at September 30, 2011. At December 31, 2010, the recorded investment balance of impaired loans totaled $5.7 million with established specific reserves of $0.6 million.

The following table summarizes impaired loans as of September 30, 2011 and December 31, 2010:

	At September 30, 2011
(In thousands)	Unpaid Principal Balance	Total Recorded Investment	Recorded Investment No Allowance	Recorded Investment With Allowance	Related Valuation Allowance	Average Recorded Investment
Fixed-rate residential loans	$6,030	$5,742	$—	$5,742	$806	$5,063
Adjustable-rate residential loans	1,566	1,576	—	1,576	94	1,455

Total	$7,596	$7,318	$—	$7,318	$900	$6,518

	At December 31, 2010
(In thousands)	Unpaid Principal Balance	Total Recorded Investment	Recorded Investment No Allowance	Recorded Investment With Allowance	Related Valuation Allowance	Average Recorded Investment
Fixed-rate residential loans (*)	$4,647	$4,383	$—	$4,383	$531	$2,986
Adjustable-rate residential loans	1,329	1,333	—	1,333	33	667

Total	$5,976	$5,716	$—	$5,716	$564	$3,653

(*)	As permitted in accordance with applicable accounting guidance, non-TDR residential mortgage loans that are collectively evaluated for impairment on a pooled basis have been removed from the data with respect to impaired loans without a specific valuation allowance as originally presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. Management believes that these changes are immaterial to the Company’s financial statements and align reporting of such data more closely with peers.

The following table summarizes interest income recognized on impaired loans for the three and nine months ended September 30, 2011 and 2010:

	Three months ended September 30,
	2011			2010
(In thousands)	Loans with No Allowance	Loans with Specific Allowance	Total	Loans with No Allowance	Loans with Specific Allowance	Total
Fixed-rate residential loans	$—	$61	$61	$—	$6	$6
Adjustable-rate residential loans	—	14	14	—	—	—

Total	$—	$75	$75	$—	$6	$6

	Nine months ended September 30,
	2011			2010
(In thousands)	Loans with No Allowance	Loans with Specific Allowance	Total	Loans with No Allowance	Loans with Specific Allowance	Total
Fixed-rate residential loans	$—	$171	$171	$—	$63	$63
Adjustable-rate residential loans	—	42	42	—	—	—

Total	$—	$213	$213	$—	$63	$63

Of the total interest income recognized for the three and nine months ended September 30, 2011 and 2010, $12 thousand and $29 thousand and $11 thousand and $33 thousand, respectively, was recognized on a cash basis method of accounting.

Troubled Debt Restructurings. A modified loan is considered a TDR when two conditions are met: 1) the borrower is experiencing documented financial difficulty and 2) concessions are made by the Company that would not otherwise be considered for a borrower with similar credit characteristics. The most common types of modifications are a combination of below market rate reductions and maturity extensions. Modified terms are dependent upon the financial position and needs of the individual borrower. The Company does not employ modification programs for temporary or trial periods. The modified loan does not revert back to its original terms, even if the modified loan agreement is violated. If the modification agreement is violated, the loan is handled by Webster Bank’s Restructuring and Recovery group for resolution, which may result in foreclosure.

The Company’s policy is to place all TDRs on non-accrual status for a minimum period of six months. Loans qualify for return to accrual status once they have demonstrated performance with the restructured terms of the loan agreement for a minimum of six months. Initially, all TDRs are reported as impaired. Generally, TDRs are classified as impaired loans and TDRs for the remaining life of the loan. Impaired and TDR classifications may be removed if the borrower demonstrates compliance with the modified terms and the restructuring agreement specifies an interest rate equal to that which would be provided to a borrower with similar credit at the time of restructuring.

The recorded investment balance of TDRs approximated $7.3 million at September 30, 2011 and $5.7 million at December 31, 2010. There were $5.7 million and $2.8 million TDRs on accrual status and $1.6 million and $2.9 million TDRs on nonaccrual status at September 30, 2011 and December 31, 2010, respectively. At September 30, 2011 and December 31, 2010, the allowance for loan losses included specific reserves of $0.9 million and $0.6 million, respectively, related to TDRs. For the three and nine months ended September 30, 2011 and 2010, the Company charged off $4 thousand and $18 thousand and $12 thousand and $113 thousand, respectively, for the portion of TDRs deemed to be uncollectible. At September 30, 2011 and December 31, 2010, there were no commitments to lend any additional funds to borrowers whose loans were in TDR status.

The following table provides information on loans modified as a TDR during the three and nine months ended September 30, 2011 and 2010:

	For the Three Months Ended September 30,
	2011				2010
(Dollars in thousands)	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Coupon Rate	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Coupon Rate
Fixed-rate residential loans	4	$731	$731	3.9%	3	$606	$606	4.1%
Adjustable-rate residential loans	—	—	—	—	1	707	707	5.9

TOTAL TDRs	4	$731	$731	3.9%	4	$1,313	$1,313	5.0%

	For the Nine Months Ended September 30,
	2011				2010
(Dollars in thousands)	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Coupon Rate	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Coupon Rate
Fixed-rate residential loans	10	$1,675	$1,675	3.8%	11	$2,303	$2,303	4.8%
Adjustable-rate residential loans	1	262	262	2.9	1	707	707	5.9

TOTAL TDRs	11	$1,937	$1,937	3.7%	12	$3,010	$3,010	5.1%

The following table provides information on how loans were modified as TDRs during the three and nine months ended September 30, 2011 and 2010:

	For the Three Months Ended September 30,
	2011					2010
(In thousands)	Extended Maturity	Adjusted Interest Rates	Combination of Rate and Maturity	Other	Total	Extended Maturity	Adjusted Interest Rates	Combination of Rate and Maturity	Other	Total
Fixed-rate residential loans	$114	$—	$617	$—	$731	$—	$—	$606	$—	$606
Adjustable-rate residential loans	—	—	—	—	—	707	—	—	—	707

TOTAL TDRs	$114	$—	$617	$—	$731	$707	$—	$606	$—	$1,313

	For the Nine Months Ended September 30,
	2011					2010
(In thousands)	Extended Maturity	Adjusted Interest Rates	Combination of Rate and Maturity	Other	Total	Extended Maturity	Adjusted Interest Rates	Combination of Rate and Maturity	Other	Total
Fixed-rate residential loans	$317	$—	$1,358	$—	$1,675	$271	$595	$1,018	$419	$2,303
Adjustable-rate residential loans	262	—	—	—	262	707	—	—	—	707

TOTAL TDRs	$579	$—	$1,358	$—	$1,937	$978	$595	$1,018	$419	$3,010

There were no loans modified as TDRs within the previous 12 months and for which there were payment defaults during the periods presented within this report.

Note 3: Redeemable Preferred Stock

In December 1997, the Company issued 1,000,000 shares of Series B 8.625% cumulative redeemable preferred stock at $10 per share. The preferred stock is redeemable after January 15, 2003 at the option of the Company. The redemption price is $10 per share. As of September 30, 2011, there have been no redemptions. The preferred shares are listed on NASDAQ under the symbol “WBSTP” and are not exchangeable into common stock or any other securities and carry no participation rights. Dividends paid on the preferred stock totaled $216 thousand and $647 thousand during the three and nine months ended September 30, 2011 and 2010, respectively, and are reflected as preferred stock dividends in the accompanying Condensed Statements of Income.

Note 4: Servicing

The mortgage loans owned by the Company are serviced by Webster Bank pursuant to the terms of an Amended and Restated Service Agreement (the “Service Agreement”). Webster Bank, in its role as servicer, receives fees at an annual rate of 9.58 basis points for loan servicing and collection, and 5 basis points for all other services to be provided, as needed, in each case based on the daily outstanding balances of all the Company’s loans for which Webster Bank is responsible for servicing. The services provided to the Company by Webster Bank are at the level of a sub-servicing agreement. Servicing fees paid for the three and nine months ended September 30, 2011 and 2010 were approximately $27 thousand and $84 thousand and $33 thousand and $95 thousand, respectively. Servicing fees are netted against interest income in the accompanying Condensed Statements of Income, as they are considered a reduction in yield to the Company.

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

Note 5: Income Taxes

The Company has elected to be treated as a real estate investment trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, and believes that its organization and operations meet the requirements for qualification as a REIT. The Company will generally not be subject to Federal or Connecticut income taxes provided it maintains its qualification as a REIT, requiring among other organizational and operational issues, that it distribute to its shareholders at least 90% of its REIT taxable income (not including capital gains and certain items of noncash income), for a given taxable year. Therefore, no provision for Federal or Connecticut income taxes has been included in the accompanying financial statements.

The Company recognizes interest and penalties related to unrecognized tax benefits, where applicable, in income tax expense. No interest or penalties were recognized in its Condensed Statements of Income for the three and nine months ended September 30, 2011 and 2010, or accrued within its Condensed Balance Sheets at September 30, 2011 and December 31, 2010. If the Company fails to qualify as a REIT in any taxable year, it will be subject to Federal and Connecticut income tax at regular corporate rates. The Company’s Federal and Connecticut income tax returns remain open to examination for tax years subsequent to 2007.

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

The Company uses fair value to record adjustments to certain assets and to prepare required disclosures. The Company has no financial or non-financial assets measured at fair value on a recurring basis. Certain assets are measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets measured at fair value on a non-recurring basis include certain impaired loans reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. Collateral values are estimated using Level 3 inputs based on customized discounting criteria. Non-financial assets measured at fair value on a non-recurring basis include other real estate owned (upon initial recognition or subsequent impairment). Fair value measurements may be based upon appraisals or third-party price opinions and, accordingly, those measurements are classified as Level 2. Other fair value measurements may be based on internally developed pricing methods, and, accordingly, those measurements are classified as Level 3.

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

A summary of estimated fair values of significant financial instruments consisted of the following:

	At September 30, 2011		At December 31, 2010
(In thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash	$7,468	$7,468	$6,734	$6,734
Residential mortgage loans, net	109,242	115,762	124,150	126,840

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

The Company held other real estate owned totaling $163 thousand and $241 thousand at September 30, 2011 and December 31, 2010, respectively. The decrease of $78 thousand was due to a $43 thousand write-down of properties and $35 thousand charged off for a fair value appraisal relating to a property transferred to other real estate owned in late December 2010. There were no loans transferred to other real estate owned during the three and nine months ended September 30, 2011. For the three months ended September 30, 2010 there were no loans transferred to other real estate owned, while for the nine months ended September 30, 2010, loans with a carrying value of $447 thousand were transferred to other real estate owned.

WEBSTER PREFERRED CAPITAL CORPORATION

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The Company is a subsidiary of Webster Bank and has elected to be treated as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”). The Company will generally not be subject to Federal and Connecticut state income taxes for as long as it maintains its qualification as a REIT, requiring, among other organizational and operational issues, that it distribute to shareholders at least 90%, on an annual basis, of its REIT taxable income (not including capital gains and certain items of noncash income). The following discussion of the Company’s financial condition and results of operations should be read in conjunction with the Company’s condensed financial statements and other financial data included elsewhere herein and in conjunction with the Company’s Financial Statements, and notes thereto, for the year ended December 31, 2010, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 1, 2011.

Forward Looking Statements and Factors that Could Affect Future Results

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “believes”, “anticipates”, “expects”, “intends”, “targeted”, “continue”, “remain”, “will”, “should”, “may”, “plans”, “estimates” and similar references to future periods, however such words are not the exclusive means of identifying such statements. Examples of forward-looking statements include, but are not limited to: (i) projections of revenues, expenses, income or loss, earnings or loss per share, and other financial items; (ii) statements of plans, objectives and expectations of the Company or its management or Board of Directors; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements. Forward-looking statements are based on the Company’s current expectations and assumptions regarding its business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. The Company’s actual results may differ materially from those contemplated by the forward-looking statements, which are neither statements of historical fact nor guarantees or assurances of future performance. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to: (1) local, regional, national and international economic conditions and the impact they may have on us and our customers and our assessment of that impact; (2) volatility and disruption in national and international financial markets; (3) government intervention in the U.S. financial system; (4) changes in the level of non-performing assets and charge-offs; (5) changes in estimates of future reserve requirements based upon the periodic review thereof under relevant regulatory and accounting requirements; (6) inflation, interest rate, securities market and monetary fluctuations; (7) changes in consumer spending, borrowings and savings habits; (8) changes in the competitive environment among banks, financial holding companies and other financial service providers; (9) the effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) with which the Company must comply, including those under the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act and the Basel III update to the Basel Accords; (10) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board and other accounting standard setters; (11) the costs and effects of legal and regulatory developments including the resolution of legal proceedings or regulatory or other governmental inquiries and the results of regulatory examinations or reviews; and (12) the Company’s success at managing the risks involved in the foregoing items. Any forward-looking statement made by the Company in this Quarterly Report on Form 10-Q speaks only as of the date on which it is made. Factors or events that could cause the Company’s actual results to differ may emerge from time to time, and it is not possible for the Company to predict all of them. The Company undertakes no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

Summary

The Company’s net income for the three and nine months ended September 30, 2011 was $1.1 million and $3.4 million, respectively, compared to $1.4 million and $4.8 million for the comparable periods in 2010. The decrease in net income, of $0.3 million and $1.4 million for the three and nine months ended September 30, 2011, respectively, from the comparable periods is primarily due to lower interest income due to a reduced average balance of residential real estate loans.

Results of Operations

The Company reported net income available to the common shareholder of $0.9 million and $2.8 million for the three and nine months ended September 30, 2011, respectively, a decrease of $0.4 million and $1.3 million compared to the respective periods in 2010. The decreases are primarily a result of declining loan balances due to principal pay-downs on outstanding residential real estate loans and from lower yields on variable rate loans.

For the three and nine months ended September 30, 2011 average loans outstanding decreased $25.6 million and $27.9 million, respectively, compared to the three and nine months ended September 30, 2010, respectively. The average yield for residential mortgage loans for the three months ended September 30, 2011 was 4.18% compared to 4.48% for the three months ended September 30, 2010, a decline of 30 basis points. The average yield for residential mortgage loans for the nine months ended September 30, 2011 was 4.28% compared to 4.66% for the nine months ended September 30, 2010, a decline of 38 basis points.

Interest Income

Total interest income, net of servicing fees, was $1.2 million and $3.7 million for the three and nine months ended September 30, 2011, respectively, compared to $1.5 million and $5.0 million for the three and nine months ended September 30, 2010, respectively. The decrease of $0.3 million and $1.3 million, respectively, is a result of declining loan balances due to principal pay-downs and from lower yields on variable rate loans. Approximately 74% and 71% of the decrease is due to lower average loan balances, while approximately 26% and 29% is due to decreases in interest rates on variable rate loans for the three and nine months ended September 30, 2011, respectively.

The following table presents the average balances and yields on the Company’s interest-earning assets for the periods indicated:

	Three Months Ended September 30, 2011			Three Months Ended September 30, 2010
(Dollars in thousands)	Average Balance	Interest Income	Average Yield	Average Balance	Interest Income	Average Yield
Residential mortgage loans	$111,932	$1,169	4.18%	$137,565	$1,540	4.48%

	Nine Months Ended September 30, 2011			Nine Months Ended September 30, 2010
(Dollars in thousands)	Average Balance	Interest Income	Average Yield	Average Balance	Interest Income	Average Yield
Residential mortgage loans	$116,254	$3,735	4.28%	$144,129	$5,037	4.66%

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

The following table presents a summary of the changes in interest income resulting from changes in the volume of average asset balances and changes in the average yields for the three and nine months ended September 30, 2011 when compared with the comparable periods for the preceding year:

	Three Months Ended September 30, 2011 v. 2010 Decrease due to			Nine Months Ended September 30, 2011 v. 2010 Decrease due to
(In thousands)	Rate	Volume	Total	Rate	Volume	Total
Interest on interest-earning assets:
Residential mortgage loans, net	$98	$273	$371	$383	$919	$1,302

Net change in interest income	$98	$273	$371	$383	$919	$1,302

Non-Interest Expense

The Company incurs advisory fee expense payable to Webster Bank pursuant to an advisory agreement for services relating to day-to-day operations. Advisory fees for the three and nine months ended September 30, 2011 and 2010 were $55 thousand and $165 thousand, respectively. Other expenses consist primarily of audit fees, exchange listing fees, write-downs on other real estate owned and other shareholder costs. Other expenses totaled $42 thousand and $156 thousand for the three and nine months ended September 30, 2011, respectively, compared to $43 thousand and $115 thousand for the three and nine months ended September 30, 2010, respectively. The increase for the nine months ended September 30, 2011 over the respective 2010 period is due to a $43 thousand write-down of other real estate owned.

Financial Condition

The Company had total assets of $117.3 million and $131.6 million at September 30, 2011 and December 31, 2010, respectively. The decrease in total assets of $14.3 million is primarily due to a $15.0 million decrease in the balance of outstanding residential mortgage loans to $109.2 million at September 30, 2011, as compared to $124.2 million at December 31, 2010, offset by $0.7 million net increase in cash. The decrease in residential mortgage loans outstanding is primarily due to principal pay-downs.

Shareholder’s equity decreased $13.6 million to $117.0 million at September 30, 2011 from $130.6 million at December 31, 2010, primarily due to the $15.0 million return of capital distribution to Webster Bank. Net income for the nine months ended September 30, 2011 of $3.4 million was partially offset by $2.0 million in common and preferred dividend declarations.

Asset Quality

All loans held by the Company were originated by Webster Bank in the ordinary course of its mortgage lending activities. As such, the Company’s asset quality is dependent upon Webster Bank’s ability to maintain adequate underwriting standards. At September 30, 2011 and December 31, 2010, the loan portfolio was comprised of residential real estate loans. No loans were acquired by the Company from Webster Bank in the nine months ended September 30, 2011 or for the year ended December 31, 2010.

Non-performing assets, including impaired and restructured loans, loan delinquency and credit losses are considered to be key measures of asset quality. Asset quality is one of the key factors in the determination of the level of the allowance for loan losses. See “Allowance for Loan Losses” contained elsewhere within this section for further information.

Non-performing Assets

The following table summarizes the Company’s non-performing assets for the periods indicated:

(Dollars in thousands)	At September 30, 2011	At December 31, 2010
Loans accounted for on a non-accrual basis, net:
Residential fixed-rate loans	$1,769	$2,902
Residential adjustable-rate loans	2,268	2,699

Total non-performing loans	4,037	5,601

Other real estate owned	163	241

Total non-performing assets	$4,200	$5,842

Allowance for loan losses	$1,397	$1,714
Allowance for loan losses as a percent of non-performing loans	34.60%	30.60%
Allowance for loan losses as a percent of total loans	1.26	1.36

It is the Company’s policy that all loans 90 days or more past due are placed in non-accrual status. When residential loans are placed on non-accrual status, the accrual of interest is discontinued and unpaid accrued interest is reversed and charged against interest income. The recorded investment of non-accrual loans totaled $4.0 million at September 30, 2011 and $5.6 million at December 31, 2010, respectively, and represented 3.6% and 4.5% of total loans receivable as of September 30, 2011 and December 31, 2010, respectively. Interest on non-accrual loans that would have been recorded as additional interest income for the three and nine months ended September 30, 2011 and 2010 had the loans been current in accordance with their original terms totaled approximately $34 thousand and $185 thousand and $51 thousand and $123 thousand, respectively.

Delinquent Loans

The following table sets forth information on the Company’s delinquent loans, past due 30-89 days and still accruing for the periods indicated:

	At September 30, 2011		At December 31, 2010
(Dollars in thousands)	Principal Balance	% of Loans	Principal Balance	% of Loans
Past due 30-89 days:
Residential fixed-rate loans	$567	0.51%	$536	0.43%
Residential adjustable-rate loans	1,310	1.18	394	0.31

Total past due 30-89 days and still accruing	$1,877	1.69%	$930	0.74%

Impaired Loans

The Company, through its servicing agreement with Webster Bank, has an impairment analysis performed for all modified loans that are deemed to be troubled debt restructurings (“TDRs”) and specific reserves are established as appropriate. For those TDRs where recovery is cash flow dependent, as opposed to collateral dependent, the original contractual interest rates for the loans are used as the discount rates for fixed rate loans. The current rate is used as the discount rate when the interest rate floats with a specified index. A change in terms or payments would be included in the impairment calculation. A specific valuation allowance is established equal to the calculated amount of impairment. Impairment is evaluated on a pooled basis for smaller-balance loans of a similar nature. The recorded investment balance of impaired loans totaled $7.3 million, with established specific reserves of $0.9 million, at September 30, 2011. At December 31, 2010, the recorded investment balance of impaired loans totaled $5.7 million with an impairment allowance of $0.6 million. The increase in impaired loans is the result of an increase in TDRs. Generally, TDRs remain in the impaired population for the remaining life of the loan.

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

Troubled Debt Restructurings

A modified loan is considered a TDR when two conditions are met: 1) the borrower is experiencing documented financial difficulty and 2) concessions are made by the Company that would not otherwise be considered for a borrower with similar credit characteristics. The most common types of modifications are a combination of below market rate reductions and maturity extensions. Modified terms are dependent upon the financial position and needs of the individual borrower. The Company does not employ modification programs for temporary or trial periods. If the modification agreement is violated, the loan is handled by the Webster’s Restructuring and Recovery group for resolution, which may result in foreclosure.

The Company’s policy is to place all TDRs on non-accrual status for a minimum period of six months. Loans qualify for return to accrual status once they have demonstrated performance with the restructured terms of the loan agreement for a minimum of six months. Initially, all TDRs are reported as impaired. Generally, TDRs are classified as impaired loans and TDRs for the remaining life of the loan. At September 30, 2011 and December 31, 2010, the majority of the Company’s TDRs were on accrual status. At September 30, 2011, approximately 60% of the accruing TDRs have been performing in accordance with the restructured terms for more than one year.

The recorded investment balance of TDRs approximated $7.3 million at September 30, 2011 and $5.7 million at December 31, 2010. There were $5.7 million and $2.8 million TDRs on accrual status and $1.6 million and $2.9 million TDRs on nonaccrual status at September 30, 2011 and December 31, 2010, respectively. At September 30, 2011 and December 31, 2010, the allowance for loan losses included specific reserves of $0.9 million and $0.6 million, respectively, related to TDRs. For the three and nine months ended September 30, 2011 and 2010, the Company charged off $4 thousand and $18 thousand and $12 thousand and $113 thousand, respectively, for the portion of TDRs deemed to be uncollectible. At September 30, 2011 and December 31, 2010, there were no commitments to lend any additional funds to borrowers whose loans were in TDR status.

The following table summarizes the recorded investment of TDR loans for the periods indicated:

(In thousands)	At September 30, 2011	At December 31, 2010
Fixed-rate residential loans	$5,742	$4,383
Adjustible-rate residential loans	1,576	1,333

Total TDR loans	$7,318	$5,716

See Note 2 – Residential Mortgage Loans, Net in the Notes to Condensed Financial Statements for a discussion of the amount of modified loans, modified loan characteristics and management’s evaluation of the success of its modification efforts.

Allowance for Loan Losses

An allowance for loan losses (“ALL), in the judgment of management, is necessary to provide for estimated loan losses inherent in the loan portfolio. The ALL includes allowance allocations calculated in accordance with FASB ASC Topic 310, “Receivables” and allowance allocations calculated in accordance with FASB ASC Topic 450, “Contingencies.” The level of the allowance reflects management’s continuing evaluation of industry concentrations, specific credit risks, loan loss experience, current loan portfolio quality, present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio, as well as trends in the foregoing. Portions of the allowance may be allocated for specific credits; however, the entire allowance is available for any credit that, in management’s judgment, should be charged off. The provision for loan losses reflects loan quality trends, including the levels of and trends related to non-accrual loans, past due loans, potential problem loans, criticized loans and net charge-offs or recoveries, among other factors. Modified loans are analyzed for re-default probability, which is factored into the impaired reserve calculation for ALL. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent upon a variety of factors beyond the Company’s control, including the performance of the Company’s loan portfolio, the economy, changes in interest rates and the view of the regulatory authorities toward loan classifications.

Management considers the adequacy of the allowance for loan losses a critical accounting policy. The adequacy of the allowance for loan losses is subject to judgment in its determination. Actual loan losses could differ materially from management’s estimate if actual loss factors and conditions differ significantly from the assumptions utilized. These factors and conditions include the general economic conditions within the Company’s market as well as trends within real estate values, interest rate and the financial condition of individual borrowers. Webster Bank’s Credit Risk Management committee, in its role as advisor to the Company, meets on a quarterly basis to review and conclude on the adequacy of the allowance. The results are presented to and reviewed by management of the Company. While management believes the allowance for loan losses is adequate as of September 30, 2011, actual results may prove different and these differences could be significant.

At September 30, 2011, the allowance for loan losses was $1.4 million, or 1.26% of the total residential mortgage loan portfolio and 34.60% of total non-performing loans. This compares with an allowance of $1.7 million, or 1.36% of the total residential mortgage loan portfolio, and 30.60% of total non-performing loans at December 31, 2010. Net charge-offs for the three and nine months ended September 30, 2011 were $264 thousand and $317 thousand, respectively, an increase of $73 thousand for the three months ended September 30, 2011 and a decrease $110 thousand for the nine months ended September 30, 2011 when compared to charge-offs of $191 thousand and $427 thousand for the three and nine months ended September 30, 2010, respectively.

Allowance for loan losses activity, for the periods indicated, follows:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2011	2010	2011	2010
Allowance for loan losses:
Balance at beginning of the period	$1,661	$1,947	$1,714	$2,183
Provision for loan losses	—	—	—	—
Charge-offs	(264)	(191)	(317)	(427)

Balance at end of the period	$1,397	$1,756	$1,397	$1,756

Balance at end of period: individually evaluated for impairment	$900	$619	$900	$619

Balance at end of period: collectively evaluated for impairment	$497	$1,137	$497	$1,137

Recorded investment in loans, for the periods indicated, follows:

(In thousands)	At September 30, 2011	At December 31, 2010
Loans:
Recorded investment	$111,026	$126,297

Recorded investment: individually evaluated for impairment	$7,318	$5,716

Recorded investment: collectively evaluated for impairment	$103,708	$120,581

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

Both Webster Bank and the Company are unable to predict future fluctuations in interest rates. The market values of the Company’s financial assets are sensitive to fluctuations in market interest rates. The market values of fixed-rate loans and mortgage-backed securities tend to decline in value as interest rates rise. If interest rates decrease, the market value of fixed rate loans and mortgage-backed securities generally will tend to increase, with the level of prepayments also typically increasing. The interest income earned on the Company’s adjustable-rate, interest-sensitive instruments, which represent primarily adjustable-rate mortgage loans, may change due to changes in quoted interest-rate indices. The adjustable-rate mortgage loans generally re-price based on a stated margin over U.S. Treasury Securities indices of varying maturities, the terms of which are established at the time that the loan is closed. At September 30, 2011, 42.6% of the Company’s residential mortgage loans were adjustable-rate loans, compared to 40.2% at December 31, 2010.

The following table summarizes the estimated fair values of the Company’s interest-sensitive assets at September 30, 2011 and December 31, 2010, and the projected change to fair values if interest rates instantaneously increase or decrease by 100 basis points. The Company had no interest-sensitive liabilities at September 30, 2011 and December 31, 2010. Loans are presented in the following table gross of the allowance for loan losses and exclude premiums and deferred costs as these components are not interest-sensitive assets:

			Estimated Market Value Impact
(In thousands)	Book Value	Fair Value	-100 BP	+100 BP
At September 30, 2011
Interest sensitive assets:
Fixed-rate residential loans	$63,214	$66,841	N/A	$(778)
Adjustable-rate residential loans	46,977	48,921	N/A	(185)

	$110,191	$115,762	N/A	$(963)

At December 31, 2010
Interest sensitive assets:
Fixed-rate residential loans	$74,980	$76,171	N/A	$(2,418)
Adjustable-rate residential loans	50,324	50,669	N/A	(467)

	$125,304	$126,840	N/A	$(2,885)

Interest-sensitive assets, when shocked by an immediate plus 100 basis point rate change, sustain an unfavorable $1.0 million, or 0.8%, change in market value at September 30, 2011, compared to an unfavorable $2.9 million, or 2.3%, change in market value at December 31, 2010. As the federal funds rate remains between 0% and 0.25% at September 30, 2011, the -100 basis point scenario has been excluded. Based on the Company’s asset/liability mix at September 30, 2011, management estimates that a gradual 200 basis point increase in interest rates would increase net income over the next twelve months by 4.0%.

These assumptions are inherently uncertain and, as a result, the simulation analyses cannot precisely estimate the impact that higher or lower rate environments will have on net income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes, changes in cash flow patterns and market conditions, as well as changes in management’s strategies. Based upon review of the work performed by Webster Bank, management believes that the Company’s interest-rate risk position at September 30, 2011 represents a reasonable level of risk.

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

Item 4. CONTROLS AND PROCEDURES

As of September 30, 2011, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Principal Executive Officer and its Principal Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934). Based on this evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2011 for recording, processing, summarizing and reporting the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms. There was no change in the Company’s internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

There are no material pending legal proceedings, other than ordinary routine litigation incident to its business, to which the Company is a party or of which any of its property is the subject.

Item 1A. RISK FACTORS

During the third quarter of 2011, there were no material changes to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

Date: November 7, 2011

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